Form 10-Q
period 1999-08-31
PALWEB CORP
filed 1999-10-26
CIK 1088413

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO ________


                               PALWEB CORPORATION
                (Name of registrant as specified in its charter)


                        Delaware                       000-26331                        75-1984048
           ----------------------------------      ------------------      ------------------------------------
            (State or other jurisdiction of          Commission File        (I.R.S. Employer Identification
            incorporation or organization)               Number              No.)



                   1607 WEST COMMERCE STREET                                          DALLAS, TEXAS 75208
         ----------------------------------------------                        -------------------------------
            (Address of principal executive offices)                             (City, State, and Zip Code)

                                 (214) 698-8330
                         -------------------------------
                           (Issuer's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes   X   .   No        .
   -------      --------

         The number of shares of common stock, $0.10 par value, outstanding at August 31, 1999 was 217,981,046.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I.           Financial Information:

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheet --
                                    August 31, 1999 and 1998 ...................................    3

                                    Consolidated Statement of Operations --
                                    Three Months Ended August 31, 1999
                                    and 1998 ...................................................    4

                                    Consolidated Statement of Cash Flows --
                                    Three Months Ended August 31, 1999
                                    and 1998 ...................................................    5

                                    Notes to Consolidated Financial Statements .................    6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations .................................................    7

PART II.          Other Information:

                  Item 6.           Exhibit 27-Financial Data Schedule .........................    9

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                          August 31,
                                                 ------------------------------
           ASSETS                                    1999              1998
                                                 ------------      ------------
Current Assets:
 Cash                                            $      1,064      $         --
 Inventory                                              9,938            28,346
                                                 ------------      ------------
  Total current assets                                 11,002            28,346

Property, Plant and Equipment, at cost              2,189,965         2,659,958
Accumulated depreciation                             (375,101)         (257,885)
                                                 ------------      ------------
  Total Property, Plant and Equipment               1,814,864         2,402,073

Other Assets:
  Intangible assets                                    67,964            60,058
  Accumulated Amortization                             (7,215)           (4,737)
  Other                                                30,173            29,353
                                                 ------------      ------------
    Total other assets                                 90,922            84,674
                                                 ------------      ------------

Total Assets                                     $  1,916,788      $  2,515,093
                                                 ============      ============



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Notes and mortgages payable                     $     50,000      $  2,313,807
 Accounts payable and accrued expenses                547,374           816,359
 Payable to related parties                         2,413,992         1,758,918
 Customer deposits                                    300,000                --
                                                 ------------      ------------
         Total current liabilities                  3,311,366         4,889,084

Lease Finance Obligation                            1,766,958                --

Stockholders' Deficiency:
 Preferred stock, $.0001 par, 20,000,000           20,000,000
  shares authorized - outstanding 4,968,890
  and 880,000, respectively                               497                38
 Common stock, $.10 par value,
  250,000,000 authorized, outstanding -
  217,981,046, and 168,981,046, respectively        9,206,888         4,066,938
 Additional paid-in capital                           612,925                --
 Deficit accumulated during
  development stage                               (12,981,846)       (6,440,967)
                                                 ------------      ------------
         Total stockholders' deficiency            (3,161,536)       (2,373,991)
                                                 ------------      ------------
Total Liabilities and
 Stockholders Deficiency                         $  1,916,788      $  2,515,093
                                                 ============      ============


See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                   From Inception
                                                                 (November 20, 1995)
                                    Quarter Ended August 31,       To August 31,
                                 ------------------------------  -------------------
                                    1999              1998             1999
                                 ------------      ------------  -------------------
Sales                            $         --      $     11,585     $     92,694
Other income (loss)                    (6,337)           27,400          270,848
                                 ------------      ------------     ------------
                                       (6,337)           38,985          363,542
                                 ------------      ------------     ------------
Expenses:
 Research and development                  --                --          406,943
 General and administrative
  expenses                            838,315           295,105        9,049,256
 Impairment                                --                --        3,456,231
 Interest expense                      38,383            48,145          501,574
                                 ------------      ------------     ------------
Total expenses                        876,698           343,250       13,414,004
                                 ------------      ------------     ------------

Loss before
   extraordinary items               (883,035)         (304,265)     (13,050,462)

Extraordinary gain                         --                --           68,616
                                 ------------      ------------     ------------

Net Loss                         $   (883,035)     $   (304,265)    $(12,981,846)
                                 ============      ============     ============

Loss per common share            $     (0.004)     $     (0.002)
                                 ============      ============




See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          From Inception
                                                                         (November 20, 1995)
                                            Quarter Ended August 31,       To August 31,
                                          ----------------------------  -------------------
                                             1999             1998             1999
                                          -----------      -----------  -------------------
Net cash provided from
      Operating activities                $    40,181      $        --     $   415,919


Cash Flows from Investing Activities:
 Purchase of property and equipment           (57,827)              --      (3,303,400)
 Proceeds from sale of equipment               18,000               --          92,995
 Proceeds from lease finance
  obligation                                       --               --         149,517
                                          -----------      -----------     -----------

Net cash used by investing activities         (39,827)              --      (3,030,888)

Cash Flows from Financing Activities:
 Increase in notes and mortgage
  payable                                          --               --       2,124,057
 Proceeds from issuance of
  common stock                                     --               --         491,976
                                          -----------      -----------     -----------

Net cash provided by
 financing activities                              --               --       2,616,033
                                          -----------      -----------     -----------

Net Increase (Decrease) in Cash                   354               --           1,064

Cash, beginning of period                         710               --              --
                                          -----------      -----------     -----------

Cash, end of period                       $     1,064      $        --     $     1,064
                                          ===========      ===========     ===========



See notes to consolidated financial statements.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the three month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended May 31, 1999 and 1998 and the notes thereto included in the Company's Form 10.

2. The results of operations for the three month period ended August 31, 1999 is not necessarily indicative of the results to be expected for the full year.

3. During the three month period ended May 31, 1999, the Company issued 4,088,890 shares of preferred stock for services. The preferred stock is convertible into common stock on a one to one basis. The valuation of the services totalling $613,334 is based on the market value of the underlying common stock as of the effective date.

         During the three month period ended May 31, 1998, the Company issued 2,125,000 shares of common stock for services. The valuation of the services totalling $203,000 is based on the market value of the common stock as of the effective date.

4. The computation of earnings per share is based on the weighted average shares outstanding for the quarters ended August 31, 1999 and 1998 in the amounts of 217,981,046 and 168,284,046, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

            Management Discussion and Analysis of Financial Condition
                            and Results of Operations



Results of Operations

The Company incurred a net loss of $883,035 and $304,265 in the three month periods ended August 31, 1999 and 1998. The Company continues in its capacity as a development stage company to develop its products. The Company is developing two primary products - (1) a marketable plastic pallet to compete with standard wood pallets and (2) an injection molding machine which will compete both on the acquisition cost and operating efficiency. The primary reason for the increase in net loss in the three month period ended August 31, 1999 over 1998 is the value of preferred stock issued in 1999 for services.

Changes in Financial Position

During the three month periods ended August 31, 1999 and 1998, the Company continues to rely on related parties to provide funding. Management is in the process of completing a financing arrangement with a bank for a $400,000 credit line. The Company has a commitment letter from the bank and is formalizing collateralization provided by a related party.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  PALWEB CORPORATION

                                  By: /s/ RONALD G. HALE
                                     ---------------------------------------
                                     Ronald G. Hale, President


                                  Dated: October 22, 1999
                                        ------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                      Financial Data Schedule