Form 10-Q/A
period 1999-08-31
PALWEB CORP
filed 1999-11-04
CIK 1088413

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-Q/A

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

                                Explanatory Note

This Amendment to our Form 10-Q for the quarter ended August 31, 1999 is to correct an error to the Stockholder's Deficiency: Preferred Stock in the column for 1999 under the Liabilities and Stockholders Deficiency on page 3.

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

PART II.          Other Information:

                  Item 6.           Exhibit 27-Financial Data Schedule was previously filed

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
 Preferred stock, $.0001 par, 20,000,000
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


                                  PALWEB CORPORATION

                                  By: /s/ RONALD G. HALE
                                     ---------------------------------------
                                     Ronald G. Hale, President


                                  Dated: November 3, 1999
                                        ------------------------------------