Form 10-Q
period 1999-11-30
PALWEB CORP
filed 2000-01-05
CIK 1088413

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO ________


                               PALWEB CORPORATION
                (Name of registrant as specified in its charter)

                   Delaware                    000-26331                 75-1984048
         --------------------------------   ---------------   -------------------------------
         (State or other jurisdiction of    Commission File   (I.R.S. Employer Identification
         incorporation or organization)       Number           No.)



      1607 West Commerce Street                          Dallas, Texas 75208
 ----------------------------------------            ---------------------------
 (Address of principal executive offices)            (City, State, and Zip Code)

                                 (214) 698-8330
                           ---------------------------
                           (Issuer's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes       X     .          No              .
   -------------             --------------


         The number of shares of common stock, $0.10 par value, outstanding at December 20, 1999 was 190,181,628.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet --
                  August 31, 1999 and 1998  ............................    3

                  Consolidated Statement of Operations --
                  Six Months Ended November 30, 1999
                  and 1998  ............................................    4

                  Consolidated Balance Sheets as of
                  November 30, 1999 and May 31, 1999 ...................    5

                  Consolidated Statement of Cash Flows --
                  Six Months Ended November 30, 1999
                  and 1998  ............................................    6

                  Notes to Consolidated Financial Statements  ..........    7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations  ..........................................    8

PART II. Other Information:

         Item 6.  Exhibit 27 - Financial Data Schedule  ................    11

                          Part I. Financial Information


Item 1. Financial Statements


                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          From Inception
                                            Six Month Period           (November 20, 1995)
                                           Ended November 30,             To November 30,
                                     ------------------------------    -------------------
                                         1999              1998               1999
                                     ------------      ------------    -------------------
Sales                                $         --      $     41,510       $     92,694
Other income (loss)                        (6,337)           47,279            270,848
                                     ------------      ------------       ------------
                                           (6,337)           88,789            363,542
                                     ------------      ------------       ------------
Expenses:
 Research and development                       --                --           406,943
 General and administrative
  expenses                              1,062,453           501,601          8,864,280
 Depreciation expense                      75,700            70,954            484,814
 Impairment                                    --                --          3,456,231
 Interest expense                          99,140           108,586            562,331
                                     ------------      ------------       ------------
Total expenses                          1,237,293           681,141         13,774,599
                                     ------------      ------------       ------------

Loss before discontinued
 operations and
 extraordinary items                   (1,243,630)         (592,352)       (13,411,057)

Loss from discontinued
 operation                                                   (7,300)          (375,105)

Extraordinary loss                             --           (76,155)            68,616
                                     ------------      ------------       ------------


Net Loss                             $ (1,243,630)     $   (675,807)      $(13,717,546)
                                     ============      ============       ============

Loss Per Common Share:
 Loss before discontinued
  operations and extraordinary
  loss                               $      (0.01)            (0.01)

 Loss from discontinued operation              --                --

 Extraordinary loss                            --                --
                                     ------------      ------------

 Loss per common share               $      (0.01)     $      (0.01)
                                     ============      ============



See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Month Period
                                               Ended November 30,
                                          ----------------------------
                                             1999               1998
                                          ---------          ---------
Sales                                     $      --          $  29,925
Other income (loss)                              --             19,879
                                          ---------          ---------
                                                 --             49,804
                                          ---------          ---------
Expenses:
 Research and development                        --                 --
 General and administrative
  expenses                                  261,978            208,176
 Depreciation expense                        37,860             35,477
 Impairment                                      --                 --
 Interest expense                            60,757             60,441
                                          ---------          ---------
Total expenses                              360,595            304,094
                                          ---------          ---------

Loss before discontinued
 operations and extraordinary
 items                                     (360,595)          (254,290)
Income from discontinued operation               --              6,564

Extraordinary loss                               --            (76,155)
                                          ---------          ---------


Net Loss                                  $(360,595)         $(323,881)
                                          =========          =========

Loss Per Common Share:
 Loss before discontinued
  operations and extraordinary
  loss                                    $      --                 --

 Loss from discontinued operation                --                 --

 Extraordinary loss                              --                 --
                                          ---------          ---------

 Loss per common share                    $      --          $      --
                                          =========          =========



See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                  November 30,             May 31,
                                                      1999                  1999
                                                  ------------          ------------
           ASSETS
           ------
Current Assets:

 Cash                                             $        540          $        710
 Inventory                                               9,938                 9,938
                                                  ------------          ------------
  Total current assets                                  10,478                10,648

Property, Plant and Equipment, at cost               2,266,689             2,192,982
Accumulated depreciation                              (412,959)             (373,766)
                                                  ------------          ------------
  Total Property, Plant and Equipment                1,853,730             1,819,216

Other Assets:
  Intangible assets                                     67,964                67,964
  Accumulated Amortization                              (9,215)               (7,215)
  Other                                                 30,173                30,173
                                                  ------------          ------------
    Total other assets                                  88,922                90,922
                                                  ------------          ------------

Total Assets                                      $  1,953,130          $  1,920,786
                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current Liabilities:
 Notes and mortgages payable                      $     50,000          $     50,000
 Accounts payable and accrued expenses                 689,961               472,671
 Payable to related parties                          2,588,992             2,222,992
 Customer deposits                                     300,000               300,000
                                                  ------------          ------------
         Total current liabilities                   3,628,953             3,045,663

Lease Finance Obligation                             1,766,958             1,766,958

Stockholders' Deficiency:
 Preferred stock, $.0001 par,  20,000,000
  shares authorized -  outstanding 2,785,000
  and 880,000, respectively                                289                    88
 Common stock, $.10 par value,
  250,000,000 authorized, outstanding -
  179,081,628, and 217,981,046, respectively        17,908,163            21,798,105
 Additional paid-in capital                          6,609,890             2,027,465
 Deficit accumulated during
  development stage                                (27,961,123)          (26,717,493)
                                                  ------------          ------------
         Total stockholders' deficiency             (3,442,781)           (2,891,835)
                                                  ------------          ------------
Total Liabilities and
 Stockholders Deficiency                          $  1,953,130          $  1,920,786
                                                  ============          ============



See notes to consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                      Six Month Period                 From Inception
                                                     Ended November 30,             (November 20, 1995)
                                              --------------------------------        To November 30,
                                                  1999                 1998                 1999
                                              -----------          -----------       -------------------
Net cash provided from
      Operating activities                    $   116,381          $   (40,443)         $   492,119

Cash Flows from Investing Activities:
 Purchase of property and equipment              (134,551)             (31,329)          (3,350,124)
 Proceeds from sale of equipment                   18,000               74,995               92,995
 Proceeds from lease finance
  obligation                                           --                   --              149,517
                                              -----------          -----------          -----------

Net cash used by investing activities            (116,551)              43,666           (3,107,612)

Cash Flows from Financing Activities:
 Increase in notes and mortgage
  payable                                              --                   --            2,124,057
 Proceeds from issuance of
  common stock                                         --                   --              491,976
                                              -----------          -----------          -----------

Net cash provided by
 financing activities                                  --                   --            2,616,033
                                              -----------          -----------          -----------

Net Increase (Decrease) in Cash                      (170)               3,223                  540

Cash, beginning of period                             710                   --                   --
                                              -----------          -----------          -----------

Cash, end of period                           $       540          $     3,223          $       540
                                              ===========          ===========          ===========




See notes to consolidated financial statements.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 1999, and the results of its operations and its cash flows for the three month and six month periods ended November 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended May 31, 1999 and 1998 and the notes thereto included in the Company's Form 10-SB.

2. The results of operations for the three month and six month periods ended November 30, 1999 is not necessarily indicative of the results to be expected for the full year.

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

     During the three month period ended November 30, 1999, the Company cancelled 41,443,308 shares of common stock as a result of a default judgement obtained against a shareholder. The shares were cancelled at par value ($0.10 per share) with an offsetting increase to additional paid in capital.

     During the three month period ended November 30, 1999, the Company issued 460,000 shares of common stock for services. The valuation of the services totaled $79,350 based on the market value of the stock as of the effective date. Also, 2,083,890 shares of preferred stock were converted into common stock on a one-to-one basis.

4. The computation of earnings per share is based on the weighted average shares outstanding. For the six month periods ended November 30, 1999 and 1998, the average shares outstanding are 211,074,000 and 168,620,000, respectively. For the three month periods ended November 30, 1999 and 1998, the average shares outstanding are 204,166,000 and

     168,956,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General to All Periods

     Sales reflected for all periods presented are occasional sales of prototype plastic pallets of a design which did not meet development standards. Accordingly, comparisons of operating results to sales have little or no value. As of November 30, 1999, PalWeb is in the final stages of development of both a plastic pallet to compete with wood pallets and injection molding systems to produce the plastic pallet. PalWeb has obtained short-term financing to meet its short term working capital needs.

     PalWeb's new plastic pallet design has been subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc., Lenexa, Kansas, an independent testing facility. Container Technologies Laboratory, Inc. certified PalWeb's plastic pallet as having passed the above referenced tests. The testing procedures found the pallet to be stronger and more versatile than the typical hardwood pallet. Additionally, PalWeb's plastic pallet was tested at the Frauenhofer Institute in Germany under ISO (International Standards Organization) testing procedures and reportedly passed in all areas of the testing. However, official results of the test have not yet been released to PalWeb.

     Production is currently limited to a maximum of 4,000 pallets per month utilizing prototype production equipment with production scheduled to begin March 2000. The company plans an initial commercial capacity of up to 100,000 pallets per month as soon as practical and is currently seeking long-term financing to acquire the equipment for same.

     For all periods presented, PalWeb's effective tax rate is 0%. PalWeb has generated net operating losses since inception which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to PalWeb's ability to achieve profitability, a valuation reserve has been established which offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

Six Month Period Ended November 30, 1999 Compared to the Six Month Period Ended November 30, 1998

     General and administrative expenses for the six months ended November 30, 1999 increased $560,852 over November 30, 1998 primarily due to cost of consulting services. Consulting costs were $692,686 for the six months ended November 30, 1999 which is an increase of $489,686 over the period ended November 30, 1998. Other significant items were $48,151 for accounting expense.

     Interest expense declined $9,446 from $108,586 for the period ended November 30, 1998 to $99,140 for November 30, 1999. The decrease is attributable to the reduction in notes payable. During the fiscal year ended May 31, 1999, management negotiated a settlement of certain delinquent notes payable through foreclosure proceedings, cash payments or part cash, and part common stock.

     Other income in the period ended November 30, 1998 was primarily rental income from leasing a portion of its plant facilities. The plant was sold to a related party in April 1999 and PalWeb leases back only that portion of the facility it utilizes. Because PalWeb holds an option, expiring April 2002, to repurchase its current plant facility, the transaction was recorded as a financing arrangement wherein the plant remains an asset on the balance sheet until such time as the option expires without being exercised.

     As discussed in the preceding paragraph, certain delinquent loans were resolved resulting in an extraordinary loss of $76,155 during the three months ended November 30, 1998.

     Principally as a result of the above, PalWeb had a net loss of $1,243,630 for the six months ended November 30, 1999 compared to $675,802 for November 30, 1998 for an increase of $567,823.

Three Month Period Ended November 30, 1999 to Three Month Period Ended November 30, 1998

     General and administrative expenses increased to $261,978 for the period ended November 30, 1999, compared to $208,176 for the period ended November 30, 1998, for a total of $53,802, primarily due to consulting services in 1999 of $79,350.

     As discussed in the section above comparing the six months ended November 30, 1999 to the six months ended November 30, 1998, certain delinquent loans were resolved resulting in an extraordinary loss of $76,155 during three months ended November 30, 1998.

     As a result of the above, the net loss increased $36,714 from $360,595 for the period ended November 30, 1999 to $323,881 for the period ended November 30, 1998.

Liquidity and Capital Resources

     PalWeb secured a line of credit of $500,000 to provide working capital for the short term. The credit line is being funded at the rate of $100,000 per month beginning December 1, 1999.

     Reference is made to the section above titled "General to All Periods" regarding the need for long term financing to acquire production equipment to attain commercial production levels.

     Reference is made to Note 3 of the Notes to the Financial Statements regarding the cancellation of 41,443,308 shares of common stock as a result of a default judgement.

Material Risks

     Development risks include technological difficulties in regard to the continual improvement of the manufacturing process. The availability risks pertaining to raw material is quite remote; however, should recycling of plastic milk containers become in short supply, costs of virgin plastics would increase the cost of the product. The demand and market risk for new products, technologies, and services are always a business risk as well as those risks published in prior SEC filings can effect the growth and success of PalWeb.


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         11. Computation of Loss per Share is in Note 4 in the Notes to the financial statements on page 7.

     B.  Reports on Form 8-K

         No reports on Form 8-K were filed by PalWeb Corporation during the quarter ended November 30, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  JANUARY 4, 2000

                                   PalWeb Corporation


                                   BY: /s/ RONALD G. HALE
                                      -----------------------------------------
                                        Ronald G. Hale
                                        President

                                 EXHIBIT INDEX


Exhibit
  No.              Description
-------            -----------
  27               Financial Data Schedule