Form 10QSB
period 2000-02-29
PALWEB CORP
filed 2000-04-18
CIK 1088413

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________

Commission file number        000-26331
                      ------------------------------------------------------

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                          75-1984048
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.

          2500 SOUTH MCGEE                             NORMAN, OKLAHOMA 73072
----------------------------------------             --------------------------
(Address of principal executive offices)             (City, State and Zip Code)

                                 (405) 360-5047
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 29, 2000 - 205,456,628 common shares, $0.10 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes       No  X
   -----    -----

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 29, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

                  Statements of Operations
                  For the Nine Month Periods Ended
                  February 29/28, 2000 and 1999                               1

                  Statements of Operations
                  For the Three Month Periods Ended
                  February 29/28, 2000 and 1999                               2

                  Balance Sheets as of February 29,
                  2000 and May 31, 1999                                       3

                  Statements of Cash Flows for the
                  Nine Month Periods Ended February
                  29/28, 2000 and 1999                                        4

                  Notes to Financial Statements                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            6


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                                8

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

ITEM 5.  OTHER INFORMATION                                                   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                            From Inception
                                                                                    Nine Month Period     (November 20, 1995)
                                                                                  Ended February 29/28,     to February 29,
                                                                                  ---------------------     ---------------
                                                                                    2000         1999            2000
                                                                                -----------   -----------   ------------
Sales                                                                           $     6,091   $    41,510   $     98,785

Expenses:
 Research and development                                                                 -             -        406,943
 General and administrative
  expenses                                                                        2,141,968     4,991,879      9,943,795
 Depreciation expense                                                               131,943       115,555        541,057
 Impairment                                                                               -             -      3,456,231
 Interest expense                                                                   137,949       199,287        601,140
                                                                                -----------   -----------   ------------
     Total expenses                                                               2,411,860     5,306,721     14,949,166
                                                                                -----------   -----------   ------------

Other income (expense):
 Gain on settlement of
  liabilities                                                                        75,027             -         75,027
 Other                                                                               (6,337)       51,573        270,848
                                                                                -----------   -----------   ------------
         Total other                                                                 68,690        51,573        345,875
                                                                                -----------   -----------   ------------

Loss before discontinued
 operations and
 extraordinary items                                                             (2,337,079)   (5,213,638)   (14,504,506)

Loss from discontinued
 operation                                                                                         (7,300)      (375,105)

Extraordinary gain                                                                        -        68,616         68,616
                                                                                -----------   -----------   ------------

Net Loss                                                                        $(2,337,079)  $(5,152,322)  $(14,810,995)
                                                                                ===========   ===========   ============

Loss Per Common Share:
 Loss before discontinued
  operations & extraordinary
  loss                                                                          $     (0.01)        (0.03)
 Loss from discontinued
  operation                                                                               -             -
 Extraordinary loss                                                                       -             -
                                                                                -----------   -----------

 Loss per common share                                                          $     (0.01)  $     (0.03)
                                                                                ===========   ===========


See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                 Three Month Period
                                                                                                Ended February 29/28,
                                                                                              -------------------------
                                                                                                 2000          1999
                                                                                              -----------   -----------
Sales                                                                                         $     6,091   $         -

Expenses:
 Research and development                                                                               -             -
 General and administrative
  expenses                                                                                      1,674,099     4,490,278
 Depreciation expense                                                                              56,243        44,601
 Impairment                                                                                             -             -
 Interest expense                                                                                  38,809        90,701
                                                                                              -----------   -----------
Total expenses                                                                                  1,769,151     4,625,580
                                                                                              -----------   -----------

Other income (expense):
 Gain on settlement of liabilities                                                                 75,027             -
 Other                                                                                                  -         4,294
                                                                                              -----------   -----------
         Total other                                                                               75,027         4,294
                                                                                              -----------   -----------

Loss before discontinued operations
 and extraordinary items                                                                       (1,688,033)   (4,621,286)

Income from discontinued operation                                                                      -             -

Extraordinary gain                                                                                      -       144,771
                                                                                              -----------   -----------


Net Loss                                                                                      $(1,688,033)  $(4,476,515)
                                                                                              ===========   ===========

Loss Per Common Share:
 Loss before discontinued
  operations and extraordinary
  loss                                                                                        $     (0.01)        (0.02)

 Loss from discontinued operation                                                                       -             -

 Extraordinary loss                                                                                     -             -
                                                                                              -----------   -----------

 Loss per common share                                                                        $     (0.01)  $     (0.02)
                                                                                              ===========   ===========


See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                February 29,    May 31,
           ASSETS                                                                                   2000         1999
           ------                                                                               -----------  -----------
Current Assets:
 Cash                                                                                           $       322  $       710
 Accounts receivable                                                                                  3,852            -
 Inventory                                                                                            9,778        9,938
                                                                                                -----------  -----------
  Total current assets                                                                               13,952       10,648

Property, Plant and Equipment, at cost                                                            2,301,677    2,192,982
Accumulated depreciation                                                                           (466,205)    (373,766)
                                                                                                -----------  -----------
  Total Property, Plant and Equipment                                                             1,835,472    1,819,216

Other Assets:
  Intangible assets                                                                                  67,964       67,964
  Accumulated Amortization                                                                          (10,215)      (7,215)
  Other                                                                                              30,173       30,173
                                                                                                -----------  -----------
    Total other assets                                                                               87,922       90,922
                                                                                                -----------  -----------

Total Assets                                                                                    $ 1,937,346  $ 1,920,786
                                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Notes and mortgages payable                                                                    $    50,000  $    50,000
 Accounts payable and accrued expenses                                                              461,779    1,146,605
 Payable to related parties                                                                       1,619,422    2,222,992
 Customer deposits                                                                                        -      300,000
                                                                                                -----------  -----------
         Total current liabilities                                                                2,131,201    3,719,597

Long-term Debt                                                                                      340,000            -
Lease Finance Obligation                                                                          1,757,958    1,766,958

Stockholders' Deficiency:
 Preferred stock, $.0001 par,  20,000,000
  shares authorized -  outstanding 2,885,000
  and 880,000, respectively                                                                             289           88
 Common stock, $.10 par value,
  250,000,000 authorized, outstanding -
  205,456,628, and 217,981,046, respectively                                                     20,545,663   21,798,105
 Additional paid-in capital                                                                       6,798,890    2,027,465
 Deficit accumulated during
  development stage                                                                             (29,636,655) (27,391,427)
                                                                                                -----------  -----------
         Total stockholders' deficiency                                                          (2,291,813)  (3,565,769)
                                                                                                -----------  -----------
Total Liabilities and
 Stockholders Deficiency                                                                        $ 1,937,346  $ 1,920,786
                                                                                                ===========  ===========

See notes to consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Month Period     From Inception
                                                                                    Ended February 29/28, (November 20, 1995)
                                                                                    ---------------------   To February 29,
                                                                                       2000         1999          2000
                                                                                   -----------  -----------  ------------
Net cash provided from
      Operating activities                                                         $  (179,852) $   184,408  $    195,886

Cash Flows from Investing Activities:
 Purchase of property and equipment                                                   (169,536)    (115,653)   (3,385,109)
 Proceeds from sale of equipment                                                        18,000       74,995        92,995
 Proceeds from lease finance
  obligation                                                                                 -            -       149,517
                                                                                   -----------  -----------   -----------
Net cash used by investing activities                                                 (151,536)     (40,658)   (3,142,597)

Cash Flows from Financing Activities:
 Proceeds from notes and mortgage
  payable                                                                              340,000            -     2,703,807
 Payments on notes payable                                                                   -     (143,750)     (239,750)
 Proceeds from issuance of
  common stock                                                                               -            -       491,976
 Other                                                                                  (9,000)           -        (9,000)
                                                                                   -----------  -----------   -----------
Net cash provided by
 financing activities                                                                  331,000     (143,750)    2,947,033
                                                                                   -----------  -----------   -----------

Net Increase (Decrease) in Cash                                                           (388)           -           322
Cash, beginning of period                                                                  710            -             -
                                                                                   -----------  -----------   -----------

Cash, end of period                                                                $       322  $         -   $       322
                                                                                   ===========  ===========   ===========

Supplemental information:
 Non-cash investing activities -
  Property released in foreclosure                                                 $         -   $  415,232
  Net discontinued assets distri-
   buted to certain stockholders                                                             -      238,395
 Non-cash financing activities -
  Common and preferred stock
   issued for services & equipment                                                    1,468,771   4,363,000
  Common and preferred stock
   issued for debt                                                                      673,934     100,000
  Common stock issued for debt
   of related party                                                                   1,187,479           -
  Common stock issued on con-
   version of preferred stock                                                           208,389           -
 Debt contributed to additional
  paid in capital by related party                                                      189,000           -
 Common stock held by related party
  cancelled by default judgement                                                      4,144,331           -


See notes to consolidated financial statements.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the PalWeb Corporation (the "Company" or "PalWeb"), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2000, and the results of its operations and its cash flows for the three month and nine month periods ended February 29/28, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 1999 and the notes thereto included in the Company's Form 10-SB.

2. The results of operations for the three month and nine month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The balance sheet as of May 31, 1999 has been restated to reflect a prior period adjustment. During the three month period ended May 31, 1999, the Company issued 3,963,890 shares of preferred stock and 460,000 shares of common stock and recorded a charge for consulting services in the amount of $673,934. Further analysis has determined the shares were issued to satisfy services and liabilities in connection with discontinued operations recorded during the year ended May 31, 1998. The prior period adjustment results in an additional accrual of loss from discontinued operations in the amount of $481,956 for the year ended May 31, 1998 and an increase of $191,978 in the charge to retained for the spin off of the discontinued operations during the year ended May 31, 1999. The restated deficit account as of May 31, 1999 is as follows:

                           Deficit, as previously reported                                       $(26,717,493)
                           Adjustment for effect of accounting
                             error                                                                   (673,934)
                                                                                                 -------------

                           Deficit, as adjusted                                                  $(27,391,427)
                                                                                                 =============

4. During the nine month period ended February 29, 2000, the Company issued common and preferred stock as follows:

                                                                                  Number
                                                                                  of Shares                  Value
                                                                                  ---------                  -----
                  Common stock issued for:
                    Consulting services                                          11,000,000               $1,100,000
                    Equipment                                                     3,500,210                  350,021
                    Exchange of advances due to
                       related party                                             11,874,790                1,187,479
                    Satisfaction of liabilities                                     460,000                   79,350
                    Conversion of 2,083,890 shares of
                     preferred stock                                              2,083,890                      N/A

                  Preferred stock issued for:
                    Satisfaction of liabilities                                   3,963,890                  594,584
                    Legal services                                                  125,000                   18,750


5. Effective April 3, 2000, PalWeb acquired Pace Holding, Inc. and its wholly-owned subsidiary Paceco Financial Services, Inc., from Mr. Paul Kruger, the Chairman and Chief Executive Officer of PalWeb, in exchange for 50,000,000 shares of PalWeb common stock.

6. The computation of earnings per share is based on the weighted average shares outstanding. For the nine month periods ended February 29/28, 2000 and 1999, the average shares outstanding are 184,316,000 and 174,998,000, respectively. For the three month periods ended February 29/28, 2000 and 1999, the average shares outstanding are 198,640,000 and 188,448,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

         Sales for the periods ended February 28, 1999 are occasional sales of prototype plastic pallets of a design which did not meet development standards. Sales for the periods ended February 29, 2000 represent initial sales of the Company's tested product. However, PalWeb has not commenced commercial production of plastic pallets. As of February 29, 2000, PalWeb has for the most part completed development of its plastic pallet to compete with wood pallets and is in the final stages of completion of the prototype injection molding systems to produce plastic pallets for commercial sales. PalWeb has obtained short-term financing to meet its short term working capital needs.

         PalWeb's new pallet design has been subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D1185-98a, a strength test, and D 4728-91, a vibration test, conducted by Container Technologies Laboratory, Inc., Lenexa, Kansas, an independent testing facility. Container Technologies Laboratory certified PalWeb's plastic pallet as having passed the above referenced tests. The testing procedures found the pallet to be stronger and more versatile than the typical hardwood pallet.

         Production utilizing prototype production equipment is scheduled to begin about April, 2000, starting at 1,000 pallets per month and increasing to 4,000 per month by about July, 2000 upon completion of a redesign of the heating system which controls the temperature of the raw material. The Company hopes to increase commercial production capacity as soon as practical and is currently seeking funding needed to acquire the necessary production equipment.

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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED FEBRUARY 28, 1999

         General and administrative expenses for the nine months ended February 29, 2000 decreased $2,849,911 over February 28, 1999 primarily due to a lower cost of consulting services. Consulting costs were $1,596,000 for the nine months ended February 29, 2000 which is a decrease of $2,767,000 from the nine months ended February 28, 1999.

         Interest expense declined $61,338 from $199,287 for the nine months ended February 28, 1999 to $137,949 for the nine months ended February 29, 2000. The decrease is attributable to the reduction in notes payable. Management negotiated a settlement of certain delinquent notes payable in the prior period through foreclosure proceedings, cash payments or part cash, part common stock.

         Other income in the nine months ended February 28, 1999 was primarily rental income from leasing a portion of its plant facilities. The plant was sold to a related party in April 1999 and PalWeb leases back only that portion of the facility it utilizes. Because PalWeb holds an option expiring April 2002 to repurchase the property, the transaction was recorded as a financing arrangement wherein the plant remains an asset on the balance sheet until such time as the option expires without being exercised. The significant item in other income in the nine months ended February 29, 2000, is a gain on settlement of outstanding liabilities.

         Principally as a result of the above, PalWeb had a net loss of $2,337,079 for the nine months ended February 29, 2000 compared to $5,152,322 for the nine months ended February 28, 1999, a decrease of $2,815,243.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2000 TO THREE MONTH PERIOD ENDED FEBRUARY 28, 1998

         General and administrative expenses decreased $2,816,179 from $4,490,279 for the period ended February 28, 1999 to $1,674,099 for the period ended February 29, 2000. This decrease is primarily due to reduced cost of consulting services, which were $4,160,500 for the three months ended February 28, 1999 compared to $1,441,723 for the three months ended February 29, 2000.

         As discussed in the section above comparing the nine months ended February 29, 2000 to the nine months ended February 28, 1999, certain delinquent loans were resolved resulting in an extraordinary gain of $144,771 during three months ended February 28, 1999.

         As a result of the above, the net loss $1,688,033 for the three months ended February 29, 2000 decreased $2,788,482 from the net loss of $4,476,515 for the three months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1999, PalWeb secured a line of credit of $500,000 to provide short term working capital. The credit line is being funded at the rate of $100,000 per month beginning December 1, 1999 and reflects an outstanding balance of $340,000 at February 29, 2000.

         Reference is made to the section above titled "General to All Periods" regarding the need for long term financing to acquire production equipment to attain commercial production levels. As discussed therein, PalWeb has incurred delays in completing its prototype injection molding system which has limited its ability to achieve its anticipated production level of 4,000 pallets per month. PalWeb management projects that a production level of 4,000 pallets per month will provide sufficient cash flow to maintain operations. While this delay has an adverse effect on the cash flows, management feels that a production level of 1,000 per month will provide sales revenue which will cover current expenses.

         During the three months ended February 29, 2000, Mr. Paul Kruger, the Chairman and Chief Executive Officer of PalWeb, and his affiliated companies received 11,874,790 shares of common stock in exchange for advances and customer deposits as of January 9, 2000, made to PalWeb in the amount of $1,187,479.

         As discussed in Note 5 to the financial statements, PalWeb acquired all of the outstanding stock of Pace Holding, Inc. and its wholly-owned subsidiary Paceco Financial Services, Inc. on April 3, 2000. Paceco Financial Services, Inc. is engaged in the business of making consumer and small business loans primarily in Oklahoma. PalWeb intends to use Paceco Financial Services, Inc. as a vehicle to offer financing to buyers of its plastic pallets and injection molding equipment.

MATERIAL RISKS

         PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

         For other material risks, see Part I, Item 1 of the Company's Form 10-SB/A.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended February 29, 2000, the registrant has sold the following securities without registering the securities under the Securities Act of 1933:


           Date            Persons or Classes of Persons         No. Shares                        Consideration
           ----            -----------------------------         ----------                        -------------
         12/1/99           Crescent Road Corporation              6,500,000                        Public Relations &
                                                                                                   Investor Relations
                                                                                                   Valued at $650,000

         12/1/99           Consolidated Capital Group, Inc.      4,500,000                         Public Relations &
                                                                                                   Investor Relations
                                                                                                   Valued at $450,000

         1/10/99           Paul A. Kruger, et al                 11,874,790                        Satisfaction of debt
                                                                                                   in the amount of
                                                                                                   $1,187,479

         1/10/99           Paul A. Kruger                        3,500,210                         Equipment valued at
                                                                                                   $350,021 contributed
                                                                                                   to Plastic Pallet
                                                                                                   Production, Inc., a
                                                                                                   wholly-owned subsidiary

         PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of stock set forth above. All parties listed above are sophisticated persons or entities, performed services for PalWeb, or personally knew members of PalWeb's management staff at the time of the transactions listed above. There was no underwriting and no commissions were paid to any party upon the issuance of such stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders held on January 22, 2000, the following proposals were adopted by the votes indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of stockholders.

                  Paul A. Kruger
                  Lyle W. Miller
                  Mark R. Kidd

                  117,032,783 Votes For; 3,000 Votes Against

2. To approve the actions of the Company's directors, officers, employees, agents, accountants and attorneys in connection with conducting PalWeb's business since the last annual meeting.

                  117,034,873 Votes For;  910 Votes Against

ITEM 5.  OTHER INFORMATION

         ACQUISITION OF PACECO FINANCIAL

         On January 21, 2000, PalWeb entered into an agreement to acquire Paceco Financial Services, Inc. ("PFS") by means of a merger of PFS's parent company, Pace Holding, Inc., into a wholly owned subsidiary of PalWeb, PP

Financial, Inc. This acquisition was consummated on April 3, 2000. In the acquisition, PalWeb issued 50 million shares of its common stock in exchange for all the outstanding stock of Pace Holding and PFS became an indirect wholly owned subsidiary of PalWeb. All of the outstanding stock of Pace Holding was owned by Paul Kruger, the Chairman and Chief Executive Officer of PalWeb. PFS, in addition to its other assets, owned 43.5 million shares of PalWeb common stock, which by virtue of the acquisition, are treated as treasury stock on PalWeb's records and, accordingly, the acquisition resulted in the issuance of an additional 6.5 million shares of PalWeb common stock.

         PFS has been in business since 1952 and is engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Securities Department.

         PalWeb intends to use PFS as a vehicle to offer financing to buyers of its plastic pallets and injection molding equipment.

         The financial statements of the business acquired and pro forma financial information will be filed at a later date pursuant to Item 7, subpart (a)(4) of Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

                  11.1 Computation of Loss per Share is in Note 6 in the Notes to the financial statements.

                  27.1     Financial Data Schedule, attached.

         B.  Reports on Form 8-K

                  No reports on Form 8-K were filed by PalWeb Corporation during the quarter ended February 29, 2000

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                  PALWEB CORPORATION
                                            ------------------------------------
                                                    (Registrant)

Date      4/18/00                                 /s/ PAUL KRUGER
------------------------------              ------------------------------------
                                            Chairman of the Board and President