Form 10QSB/A
period 2000-02-29
PALWEB CORP
filed 2000-06-02
CIK 1088413

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number  000-26331
                       --------------------------------------------------------

                               PALWEB CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                    75-1984048
----------------------------------           ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.

     1607 WEST COMMERCE STREET                    DALLAS, TEXAS 75208
----------------------------------           ----------------------------------
(Address of principal executive offices)         (City, State and Zip Code)

                                 (214) 698-8330
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

THIS AMENDMENT NO. 1 IS FILED TO AMEND PART I, ITEMS 1 AND 2 AND PART II, ITEMS 5 AND 6.

                               PALWEB CORPORATION

                                  FORM 10-QSB/A
                     FOR THE PERIOD ENDED FEBRUARY 29, 2000
                                 AMENDMENT NO. 1

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                    PAGE
                  Statements of Operations
                  For the Nine Month Periods Ended
                  February 29/28, 2000 and 1999                                                    1

                  Statements of Operations
                  For the Three Month Periods Ended
                  February 29/28, 2000 and 1999                                                    2

                  Balance Sheets as of February 29,
                  2000 and May 31, 1999                                                            3

                  Statements of Cash Flows for the
                  Nine Month Periods Ended February
                  29/28, 2000 and 1999                                                             4

                  Notes to Financial Statements                                                    5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                 6


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                                         8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          9


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      From Inception
                                         Nine Month Period          (November 20, 1995)
                                       Ended February 29/28,         To February 29,
                                 ------------------------------      ---------------
                                     2000              1999                2000
                                 ------------      ------------      ---------------

Sales                            $      6,091      $     41,510      $        98,785

Expenses:
 Research and development                  --                --              406,943
 General and administrative
  expenses                          2,050,117         4,957,639            9,851,944
 Depreciation expense                 131,943           115,555              541,057
 Impairment                                --                --            3,456,231
 Interest expense                     137,949           199,287              601,140
                                 ------------      ------------      ---------------
     Total expenses                 2,320,009         5,272,481           14,857,315
                                 ------------      ------------      ---------------

Other income (expense):
 Gain on settlement of
  liabilities                          75,027                --               75,027
 Other                                 (6,337)           51,573              270,848
                                 ------------      ------------      ---------------
         Total other                   68,690            51,573              345,875
                                 ------------      ------------      ---------------

Loss before discontinued
 operations and
 extraordinary items               (2,245,228)       (5,179,398)         (14,412,655)

Loss from discontinued
 operation                                               (7,300)            (857,061)

Extraordinary gain                         --            46,266               68,616
                                 ------------      ------------      ---------------

Net Loss                         $ (2,245,228)     $ (5,140,432)     $   (15,201,100)
                                 ============      ============      ===============

Loss Per Common Share:
 Loss before discontinued
  operations & extraordinary
  loss                           $      (0.01)     $      (0.03)
 Loss from discontinued
  operation                                --                --
 Extraordinary loss                        --                --
                                 ------------      ------------

 Loss per common share           $      (0.01)     $      (0.03)
                                 ============      ============


See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Month Period
                                                Ended February 29/28,
                                           ----------------------------
                                               2000            1999
                                           -----------      -----------

Sales                                      $     6,091      $        --

Expenses:
 Research and development                           --               --
 General and administrative
  expenses                                   1,661,598        4,456,038
 Depreciation expense                           56,243           44,601
 Impairment                                         --               --
 Interest expense                               38,809           90,701
                                           -----------      -----------
Total expenses                               1,756,650        4,591,340
                                           -----------      -----------

Other income (expense):
 Gain on settlement of liabilities              75,027               --
 Other                                              --            4,294
                                           -----------      -----------
         Total other                            75,027            4,294
                                           -----------      -----------

Loss before discontinued operations
 and extraordinary items                    (1,675,532)      (4,587,046)

Income from discontinued operation                  --               --

Extraordinary gain                                  --          122,421
                                           -----------      -----------


Net Loss                                   $(1,675,532)     $(4,464,625)
                                           ===========      ===========

Loss Per Common Share:
 Loss before discontinued
  operations and extraordinary
  loss                                     $     (0.01)     $     (0.02)

 Loss from discontinued operation                   --               --

 Extraordinary loss                                 --               --
                                           -----------      -----------

 Loss per common share                     $     (0.01)     $     (0.02)
                                           ===========      ===========


See notes to consolidated financial statements.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                    February 29,                  May 31,
           ASSETS                                      2000                        1999
                                                   ------------                ------------
Current Assets:
 Cash                                              $        322                $        710
 Accounts receivable                                      3,852                          --
 Inventory                                                9,778                       9,938
                                                   ------------                ------------
  Total current assets                                   13,952                      10,648

Property, Plant and Equipment, at cost                2,301,677                   2,192,982
Accumulated depreciation                               (466,205)                   (373,766)
                                                   ------------                ------------
  Total Property, Plant and Equipment                 1,835,472                   1,819,216

Other Assets:
  Intangible assets                                      67,964                      67,964
  Accumulated Amortization                              (10,215)                     (7,215)
  Other                                                  30,173                      30,173
                                                   ------------                ------------
    Total other assets                                   87,922                      90,922
                                                   ------------                ------------

Total Assets                                       $  1,937,346                $  1,920,786
                                                   ============                ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Notes and mortgages payable                       $     50,000                $     50,000
 Accounts payable and accrued expenses                  461,779                   1,146,605
 Payable to related parties                           1,619,422                   2,222,992
 Customer deposits                                           --                     300,000
                                                   ------------                ------------
         Total current liabilities                    2,131,201                   3,719,597

Long-term Debt                                          340,000                          --
Lease Finance Obligation                              1,757,958                   1,766,958

Stockholders' Deficiency:
 Preferred stock, $.0001 par, 20,000,000
  shares authorized - outstanding 2,885,000
  and 880,000, respectively                                 289                          88
 Common stock, $.10 par value,
  250,000,000 authorized, outstanding -
  205,456,628, and 217,981,046, respectively         20,545,663                  21,798,105
 Additional paid-in capital                           6,798,890                   2,027,465
 Deficit accumulated during
  development stage                                 (29,636,655)                (27,391,427)
                                                   ------------                ------------
         Total stockholders' deficiency              (2,291,813)                 (3,565,769)
                                                   ------------                ------------
Total Liabilities and
 Stockholders Deficiency                           $  1,937,346                $  1,920,786
                                                   ============                ============


See notes to consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    From Inception
                                                         Nine Month Period       (November 20, 1995)
                                                       Ended February 29/28,       To February 29,
                                                   ----------------------------      -----------
                                                       2000             1999             2000
                                                   -----------      -----------      -----------

Net cash provided from
      Operating activities                         $  (179,852)     $   184,408      $   195,886

Cash Flows from Investing Activities:
 Purchase of property and equipment                   (169,536)        (115,653)      (3,385,109)
 Proceeds from sale of equipment                        18,000           74,995           92,995
 Proceeds from lease finance
  obligation                                                --               --          149,517
                                                   -----------      -----------      -----------
Net cash used by investing activities                 (151,536)         (40,658)      (3,142,597)

Cash Flows from Financing Activities:
 Proceeds from notes and mortgage
  payable                                              340,000               --        2,703,807
 Payments on notes payable                                  --         (143,750)        (239,750)
 Proceeds from issuance of
  common stock                                              --               --          491,976
 Other                                                  (9,000)              --           (9,000)
                                                   -----------      -----------      -----------
Net cash provided by
 financing activities                                  331,000         (143,750)       2,947,033
                                                   -----------      -----------      -----------

Net Increase (Decrease) in Cash                           (388)              --              322
Cash, beginning of period                                  710               --               --
                                                   -----------      -----------      -----------

Cash, end of period                                $       322      $        --      $       322
                                                   ===========      ===========      ===========

Supplemental information:
 Non-cash investing activities -
  Property released in foreclosure                 $        --      $   415,232
  Net discontinued assets distri-
   buted to certain stockholders                            --          238,395
 Non-cash financing activities -
  Common and preferred stock
   issued for services & equipment                   1,468,771        4,363,000
  Common and preferred stock
   issued for debt                                     673,934          100,000
  Common stock issued for debt
   of related party                                  1,187,479               --
  Common stock issued on con-
   version of preferred stock                          208,389               --
 Debt contributed to additional
  paid in capital by related party                     189,000               --
 Common stock held by related party
  cancelled by default judgement                     4,144,331               --


See notes to consolidated financial statements

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

3. The balance sheet as of May 31, 1999 has been restated to reflect a prior period adjustment. During the three month period ended May 31, 1999, the Company issued 3,963,890 shares of preferred stock and 460,000 shares of common stock and recorded a charge for consulting services in the amount of $673,934. Further analysis has determined the shares were issued to satisfy services and liabilities in connection with discontinued operations recorded during the year ended May 31, 1998. The prior period adjustment results in an additional accrual of loss from discontinued operations in the amount of $481,956 for the year ended May 31, 1998 and an increase of $191,978 in the charge to deficits for the spin off of the discontinued operations during the year ended May 31, 1999. The restated deficit account as of May 31, 1999 is as follows:

             Deficit, as previously reported             $(26,717,493)
             Adjustment for effect of accounting
               error                                         (673,934)
                                                         -------------

             Deficit, as adjusted                        $(27,391,427)
                                                         =============

4. During the nine month period ended February 29, 2000, the Company issued common and preferred stock as follows:


                                                     Number
                                                    of Shares           Value
                                                    ----------       -----------
          Common stock issued for:
            Consulting services                     11,000,000       $1,100,000
            Equipment                                3,500,210          350,021
            Exchange of advances due to
             related party                          11,874,790        1,187,479
            Satisfaction of liabilities                460,000           79,350
            Conversion of 2,083,890 shares of
             preferred stock                         2,083,890              N/A

          Preferred stock issued for:
            Satisfaction of liabilities              3,963,890          594,584
            Legal services                             125,000           18,750


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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED FEBRUARY 28, 1999

         General and administrative expenses for the nine months ended February 29, 2000 decreased $2,907,522 over February 28, 1999 primarily due to a lower cost of consulting services. Consulting costs were $4,366,500 for the nine months ended February 29, 1999 which is $2,898,028 greater than the nine months ended February 28, 2000.

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

         Principally as a result of the above, PalWeb had a net loss of $2,245,228 for the nine months ended February 29, 2000 compared to $5,140,432 for the nine months ended February 28, 1999, a decrease of $2,895,204.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2000 TO THREE MONTH PERIOD ENDED FEBRUARY 28, 1999

         General and administrative expenses decreased $2,794,440 from $4,456,038 for the period ended February 28, 1999 to $1,661,598 for the period ended February 29, 2000. This decrease is primarily due to reduced cost of consulting services, which were $4,160,500 for the three months ended February 28, 1999 compared to $1,441,723 for the three months ended February 29, 2000.

         As discussed in the section above comparing the nine months ended February 29, 2000 to the nine months ended February 28, 1999, certain delinquent loans were resolved resulting in an extraordinary gain of $122,421 during three months ended February 28, 1999.

         As a result of the above, the net loss $1,675,532 for the three months ended February 29, 2000 decreased $2,789,093 from the net loss of $4,464,625 for the three months ended February 28, 1999.

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

         PFS has been in business since 1952 and is engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Securities Department. For its last fiscal year ended September 30, 1999, PFS had revenues of $790,000, net loss of $2,300,000 and total assets and stockholder's deficiency of $7,000,000 and $1,700,000, respectively. For the six months ended March 31, 2000, PFS had revenues of $370,000, net loss of $800,000 and at such date had total assets of $5,500,000 and stockholder's deficiency of $2,400,000.

         PFS expects to enter into an agreement with the Oklahoma Securities Department pursuant to which the status of PFS as an "investment certificate issuer" will be terminated within two years. This agreement will require that during such period PFS find additional sources of funding for its activities other than the sale of investment certificates. At March 31, 2000, PFS had $6,700,000 in investment certificates outstanding.

         PalWeb intends to use PFS as a vehicle to offer financing to buyers of its plastic pallets and injection molding equipment.

         The historical financial statements of Pace Holding, Inc. and the pro forma financial information required by Section 310 of Regulation SB were filed on June 2, 2000 as a part of PalWeb's Amendment No. 4 to Form 10-SB and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    See original filing.

         B. No reports on Form 8-K were filed by PalWeb Corporation during the quarter ended February 29, 2000

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PALWEB  CORPORATION
                                       ----------------------------------------
                                                   (Registrant)


Date   6/02/00                                  /s/ PAUL KRUGER
       ------------------              ----------------------------------------
                                       Chairman of the Board and President