Form 10KSB
period 2000-05-31
PALWEB CORP
filed 2000-08-29
CIK 1088413

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended MAY 31, 2000

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                       For the transition period from ___________ to ___________

                           Commission file number          000-26331
                                                  ------------------------------


                               PALWEB CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  DELAWARE                                 75-1984048
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  No.)


                 1607 WEST COMMERCE STREET, DALLAS, TEXAS 75208
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 698-8330
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:



                     Title of each class                   Name of each exchange
                                                           on which registered

                           NONE                                    NONE
                     -------------------                   ---------------------


Securities registered under Section 12(g) of the Exchange Act:



                          Common Stock, $0.10 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended May 31, 2000 was $111,450.

The aggregate market value of the voting Common Stock stock held by non-affiliates at May 31, 2000 was $8,832,381. This amount was computed using the average of the high and low price on May 31, 2000.

As of May 31, 2000, the issuer had outstanding a total of 242,168,244 shares of its $0.10 par value Common Stock, including 43,500,000 shares classified as treasury stock owned by PalWeb's indirect wholly owned subsidiary, Paceco Financial Services, Inc.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [X]

                                     PALWEB CORPORATION
                                        FORM 10-KSB
                                      TABLE OF CONTENTS



ITEM NUMBER AND CAPTION                                                                   PAGE NUMBER

PART I

Cautionary Statement Regarding Forward-Looking Information                                       4

Risk Factors                                                                                     4

Item 1.  Description of Business                                                                 10

Item 2.  Description of Property                                                                 19

Item 3.  Legal Proceedings                                                                       20

Item 4.  Submission of Matters to a Vote of Security Holders                                     22

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters                                22

Item 6.  Management's Discussion and Analysis or Plan of Operation                               26

Item 7.  Financial Statements                                                                    33

Item 8.  Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                       33

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                              33

Item 10.  Executive Compensation                                                                 35

Item 11.  Security Ownership of Certain Beneficial Owners and Management                         35

Item 12.  Certain Relationships and Related Transactions                                         36

Item 13.  Exhibits and Reports on Form 8-K                                                       37



PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of PalWeb Corporation, a Delaware corporation ("PalWeb"). Such statements relate to, among other things: future operations of PalWeb, the development of distribution channels and product sales and the introduction of new products into the market. Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief or current expectations of PalWeb and its Board of Directors and management with respect to PalWeb and its business. The forward-looking statements are subject to various risks and uncertainties described in this Form 10-KSB. For these reasons, PalWeb's actual results may vary materially from the forward-looking statements.

RISK FACTORS

PALWEB IS A DEVELOPMENT STAGE COMPANY AND MAY NOT ACHIEVE PROFITABILITY.

         PalWeb was incorporated on February 24, 1969. From April 1993 to December 1997, PalWeb was primarily engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of related service business. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc. and its principal business changed to selling plastic pallets and plastic injection molding machines. As of May 31, 2000, PalWeb was using a prototype plastic injection molding machine to produce plastic pallets. PalWeb is still in the process of building a fully operational plastic injection molding machine. PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

PALWEB HAS LIMITED EXPERIENCE IN MANUFACTURING AND MARKETING.

         PalWeb's business strategy relies primarily on its success in manufacturing and marketing, an area in which PalWeb has limited experience. The success of its business strategy should be considered in light of the risks, expenses and difficulties frequently encountered in entering into industries characterized by intense competition. There can be no assurance that PalWeb will be able to manufacture or market its products or proposed products, maintain or expand its market share or achieve commercial revenues from its products or proposed products in the future. In addition, certain aspects of PalWeb's business strategy can only be implemented if PalWeb successfully secures additional capital. Some of the foregoing factors are not within PalWeb's control, and there can be no assurance that PalWeb will be able to implement its business strategy, or that PalWeb's business strategy will result in profitability.

PALWEB'S BUSINESS AND ITS OFFICERS COULD BE ADVERSELY AFFECTED BY AN INVESTIGATION OF PALWEB'S INDIRECT WHOLLY OWNED SUBSIDIARY, PACECO FINANCIAL SERVICES, INC. ("PFS"), BEING CONDUCTED BY THE OKLAHOMA SECURITIES DEPARTMENT.

         After a March 1999 examination of PFS by the Oklahoma Securities Department, the Department proposed that PFS terminate its status as an "investment certificate issuer." As of August 24, 2000, PFS and the Oklahoma Securities Department were negotiating an agreed order that would preclude PFS from making further sales of investment certificates to new or existing holders and would require PFS to repay all holders of investment certificates. If and when this agreed order is finalized, it is possible that PFS would not have sufficient assets to pay the holders of investment certificates that are outstanding unless the PalWeb Common Stock owned by PFS appreciates significantly in value and PFS is able to sell such shares. The liquidation of PFS could have a material adverse affect on the businesses of both PFS and PalWeb. The Oklahoma Securities Department has not proposed to take any enforcement actions, but it is possible it could do so, and such enforcement actions could have a material adverse affect on the businesses of both PFS and PalWeb.

PALWEB'S BUSINESS COULD BE AFFECTED BY CHANGES IN AVAILABILITY OF RAW MATERIALS.

         PalWeb uses a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available and some may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers. The availability of PalWeb's raw materials could change at any time for various reasons. For example, the market demand for PalWeb's raw materials could suddenly increase or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of PalWeb's raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on PalWeb. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with competitors of PalWeb and others that may preclude PalWeb from obtaining its raw materials from such suppliers.

THE MARKET MAY NOT ACCEPT PALWEB'S PRODUCTS.

         Any unexpected developmental, regulatory or manufacturing problems could delay the commercialization of PalWeb's proposed products and may have a material adverse effect on PalWeb and its prospects. In addition, the market acceptance of any of PalWeb's plastic pallets will be substantially dependent on the ability of PalWeb to demonstrate to the business community the capabilities and benefits of PalWeb's plastic pallets as well as to sell commercial quantities of the plastic pallets at acceptable prices. There can be no assurance that PalWeb will be able to gain market acceptance for its plastic pallets.

PALWEB MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

         PalWeb's financial statements have been qualified on a going concern basis principally due to lack of long term financing to achieve its goal of producing and marketing plastic pallets to compete with wood pallets. PalWeb has funded its operations to date primarily through equity and debt financings. PalWeb may need additional debt or capital in order to begin generating a sufficient cash flow to sustain operations for the foreseeable future. PalWeb will need to raise substantial additional funds to continue to fund operating expenses or its expansion strategy. There can be no assurance that additional financing will be available, or, if available, that such financing will be on terms favorable to PalWeb. Failure to obtain such additional financing would have a material adverse effect on PalWeb. In addition, PalWeb has an indirect wholly owned subsidiary which issues thrift accounts and savings certificates to investors. As of August 28, 2000, the subsidiary did not have sufficient assets to liquidate investors' thrift accounts and savings certificates.

PALWEB'S BUSINESS COULD BE AFFECTED BY COMPETITION AND RAPID TECHNOLOGICAL
CHANGE.

         PalWeb currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices PalWeb charges for its plastic pallets. It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change. PalWeb could potentially face competition from recycling and plastics companies, many of which have substantially greater financial and other resources than PalWeb and, therefore, are able to spend more than PalWeb in areas such as product development, manufacturing and marketing. Although a company with greater resources will not necessarily be able to bring a new product to market before its smaller competitors, substantial resources enable a company to support many new products simultaneously, thereby improving the likelihood of at least some of its new products being among the first to make it to market. PalWeb's revenues and profitability could be adversely affected by technological change. Competitors may develop products that render PalWeb's products or proposed products uneconomical or result in products being commercialized that may be superior to PalWeb's products. In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on PalWeb.

PALWEB MAY NOT BE ABLE TO EFFECTIVELY PROTECT ITS PATENTS AND PROPRIETARY
RIGHTS.

         PalWeb relies on a combination of patents and trade secrets to protect its proprietary technology, rights and know-how. There can be no assurance that such patent rights will not be infringed upon, that PalWeb's trade secrets will not otherwise become known to or independently developed by competitors, that non-disclosure agreements will not be breached, or that PalWeb would have adequate remedies for any such infringement or breach. Litigation may be necessary to enforce proprietary rights of PalWeb or to defend PalWeb against third-party claims of infringement. Such litigation could result in substantial cost to, and a diversion of effort by, PalWeb and its management and may have a material adverse effect on PalWeb. PalWeb's success and potential competitive advantage is dependent upon its ability to exploit the technology under these patents. There can be no assurance that PalWeb will be able to exploit the technology covered by these patents or that it will be able to do so exclusively. PalWeb currently has certain patent applications pending. There can be no assurance that patent applications will result in patents being issued, or that, if issued, the patents will afford protection against competitors with similar technology.

         Although PalWeb is not aware of any claim against it for infringement, there can be no assurances that parties will not bring claims against PalWeb for infringement in the future. PalWeb's ability to commercialize its products and proposed products depends, in part, on its ability to avoid claims for infringement brought by other parties. Laws regarding the enforceability of intellectual property vary from jurisdiction to jurisdiction. There can be no assurance that intellectual property issues will be uniformly resolved, or that local laws will provide PalWeb with consistent rights and benefits. In addition, there can be no assurance that competitors will not be issued patents that may prevent the manufacturing or marketing of PalWeb's products or proposed products.

PALWEB'S BUSINESS COULD BE AFFECTED BY NEW LEGISLATION REGARDING ENVIRONMENTAL MATTERS.

         The business operations of PalWeb and the ownership and operations of real property by PalWeb are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from PalWeb's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of PalWeb's properties, PalWeb may be held liable. No assurances can be given that additional environmental issues will not require future expenditures.

         Both the plastics industry, in general, and PalWeb are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures. Although PalWeb believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on PalWeb, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on PalWeb.

PALWEB'S BUSINESS WILL BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS.

         The testing, manufacturing and marketing of PalWeb's products and proposed products involve the inherent risks of product liability claims or similar legal theories against PalWeb, some of which may cause PalWeb to incur significant defense costs. Although PalWeb currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance are adequate or that all such claims will be covered by insurance. In addition, these policies generally must be renewed every year. While PalWeb has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain insurance in the future on its products or proposed products. Product liability insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to PalWeb, if at all. A successful product liability claim or other judgment against PalWeb in excess of its insurance coverage could have a material adverse effect upon PalWeb.

PALWEB CURRENTLY DEPENDS ON CERTAIN KEY PERSONNEL.

         PalWeb is dependent on the experience, abilities and continued services of its current management personnel. In particular, Mr. Kruger, its Chairman of the Board and President, has played a significant role in the development and management of PalWeb. The loss or reduction of services of Mr. Kruger or any other key employee could have a material adverse effect on PalWeb. There is no assurance that additional managerial assistance will not be required.

         PalWeb's future success depends in part upon its ability to attract and retain highly qualified personnel. On July 13, 2000, Ron Hale, the former Vice President (Engineering), Secretary and Treasurer of PalWeb and the former President of PalWeb's wholly owned subsidiary, Plastic Pallet Production, Inc., resigned from all of his positions within PalWeb and Plastic Pallet Production, Inc. PalWeb's future success depends in part on its ability to attract and retain an individual with engineering and managerial expertise similar to Mr. Hale's expertise. PalWeb faces competition for such personnel from other companies and organizations, many of which have significantly greater resources than PalWeb. There can be no assurance that PalWeb will be able to attract and retain the necessary personnel on acceptable terms or at all.

PALWEB'S STOCK TRADES IN A LIMITED PUBLIC MARKET, IS SUBJECT TO PRICE VOLATILITY AND THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE SUSTAINED.

         There has been a limited public trading market for PalWeb's Common Stock and there can be no assurance that an active trading market will be sustained. There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock should be expected to experience substantial price changes in short periods of time. Even if PalWeb is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in PalWeb's securities for the foreseeable future.

CERTAIN RESTRICTED SHARES OF PALWEB WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND COULD AFFECT THE PREVAILING MARKET PRICE OF PALWEB'S COMMON STOCK.

         Certain of the outstanding shares of Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of PalWeb as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned Common Stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. In addition, a person who is not deemed to have been an affiliate of PalWeb at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sales or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair PalWeb's ability to raise capital at that time through additional sale of its equity securities.

PALWEB DOES NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS IN THE FORESEEABLE
FUTURE.

         PalWeb has not declared or paid any dividends on its Common Stock. PalWeb currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

PALWEB'S COMMON STOCK MAY BE SUBJECT TO SECONDARY TRADING RESTRICTIONS RELATED TO PENNY STOCKS.

         Certain transactions involving the purchase or sale of Common Stock of PalWeb may be affected by a Securities and Exchange Commission rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to the purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell PalWeb's securities for their customers and the ability of persons now owning or subsequently acquiring PalWeb's securities to resell such securities.

THE RESULTS OF PENDING LITIGATION AGAINST PALWEB MAY HAVE AN ADVERSE AFFECT ON ITS FINANCIAL CONDITION OR BUSINESS PROSPECTS.

         PalWeb is a party to various pending legal proceedings that involve claims or potential claims against PalWeb and if resolved unfavorably to PalWeb could have an adverse affect on PalWeb's financial condition or other effects on PalWeb. There is no assurance these proceedings will be resolved favorably.

ITEM 1.       DESCRIPTION OF BUSINESS

HISTORY

         PalWeb Corporation is a Delaware corporation that was incorporated on February 24, 1969 under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April of 1982, to Cabec Energy Corp. in June of 1993 and became PalWeb Corporation in April of 1999.

         From April 1993 to December 1997 PalWeb was engaged in various businesses, including the business of exploration, production and development of oil and gas properties in the continental United States and the operation of related service businesses. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc. or "PPP," a Texas corporation, in exchange for a majority of the issued and outstanding stock of PalWeb. Pursuant to the terms of the reverse acquisition contract, all of the assets, contract rights and liabilities of PalWeb that related in any way to the oil and gas business were transferred to The Union Group, Inc., a Nevada corporation (the "Union Group"). In November 1998, PalWeb distributed all of the issued and outstanding stock of the Union Group to its stockholders (other than the former shareholders of Plastic Pallet Production, Inc.).

         Since the acquisition of all of the issued and outstanding stock of Plastic Pallet Production, Inc., PalWeb's primary business is (i) manufacturing and selling plastic pallets, and (ii) the custom design, manufacture and sale of large plastic injection molding machines and systems. PalWeb is currently a development stage company. As of June 30, 2000, PalWeb has not sold any plastic injection molding machines and sales of plastic pallets have been limited.

         Michael John served as Chairman of the Board and President of PPP prior to its acquisition by PalWeb in December 1997 and continued to serve as Chairman and President of PalWeb thereafter. In October 1998, PPP entered into an agreement for sale of a plastic injection molding machine with Pace Plastic Pallets, Inc. ("Pace") that was intended to provide for the sale of specified machinery to Pace to permit Pace to manufacture pallets for sale to PPP for further distribution by PPP under patent licenses granted by PPP to Pace. In exchange for Pace's agreement to purchase the machinery and make an earnest money deposit of $300,000, 10 million shares of PalWeb were transferred by Michael John to Pace. At the time of this transaction, Pace was principally owned by Paul Kruger; however, neither Paul Kruger nor any of his related entities, including Pace, were affiliated with or related to PalWeb or any of its subsidiaries. The terms of this transaction were entered into on an arm's length negotiated basis.

         PPP encountered difficulties in connection with the manufacturing of the machinery required by this agreement due to the absence of available funding and other reasons. As a result, in January 1999, PalWeb and PPP entered into a consulting agreement with Paceco Financial Services, Inc. ("PFS"), an entity owned by Mr. Kruger, in which PFS provided $189,000 in cash to PalWeb and agreed to provide comprehensive management assistance to PPP in exchange for the issuance of 41 million shares of PalWeb Common Stock. PalWeb recorded an expense of $4.1 million in connection with this transaction, which was equal to the estimated fair value of the shares issued at that time. At the time of this transaction, Mr. Kruger was not affiliated with PalWeb. This was an arm's length negotiated transaction entered into between PFS and the former management of PalWeb and PPP. This transaction was negotiated at a time when PalWeb was in serious financial difficulty. The services performed included strategic planning, marketing, general consulting and management services, including recovery of shares issued to other parties in transactions potentially detrimental to PalWeb. The number of shares issued in this transaction is roughly equal to the number of shares owned by Wolfgang Ullrich and Rosarin Chaisayan, which were recovered by PalWeb under Mr. Kruger's supervision as described below.

         On July 9, 1999, Paul Kruger became Chairman of PalWeb and Michael John resigned as Chairman and as an executive officer. Subsequent to that date, Mr. Kruger has been actively involved in the day to day management of PalWeb and PPP in order to further its business plan. Also subsequent to that date through May 31, 2000, Mr. Kruger or his affiliated entities have provided in excess of $1,500,000 in funding for the operation of PalWeb in the form of $1,187,479 in cash advances and $350,021 in consulting services and have been issued an additional 15,375,000 shares of Common Stock. On June 1, 2000, an affiliate of Paul Kruger provided PalWeb a $400,000 line of credit payable on December
1, 2000 with interest at 18%. The loan is secured by inventory, equipment, patents and the Vimonta stock. The funds were used to satisfy existing obligations and to provide short term operating capital until such time as PalWeb could refinance. As of June 29, 2000, PalWeb had $65,000 of the proceeds from the loan remaining.

         Subsequent to becoming more active in management, Mr. Kruger discovered various transactions and agreements that had been entered into by prior management that were detrimental to PalWeb. One of these involved the issuance of 41,443,308 shares of PalWeb Common Stock to Wolfgang Ullrich and Rosarin Chaisayan in January 1998 for consideration that was never received. In January 1999, PalWeb initiated an action against these parties in the District Court of Dallas County, Texas, seeking a judgment for monetary damages and cancellation of the shares issued to them. On September 16, 1999, PalWeb was granted a default judgment awarding damages in the amount of $20 million and ordering the return and cancellation of the stock certificates for the 41,443,308 shares issued as well as awarding attorney's fees. Such shares have been canceled on PalWeb's books.

         In another action in the District Court of Dallas County, Texas, PalWeb and PPP obtained a default judgment against affiliated entities of Wolfgang Ullrich named Chartex AG and New Inter HKB, AG ("NIH") on March 17, 2000. Chartex AG was issued 6 million shares of Common Stock in PalWeb as additional consideration for an alleged $1.35 million loan made to PPP by Chartex. In addition, PPP had an obligation of $1.6 million to NIH and had issued 7,413,384 shares to NIH in PalWeb. As a result of the relationship between Ullrich and Chartex AG and NIH, the Court ordered that PPP could offset $1.6 million owed to NIH against the $20 million judgment against Ullrich and also ordered that defendants Chartex AG and NIH return to PalWeb a total of 13,413,384 shares of PalWeb Common Stock and ordered that PPP's liability to Chartex in the amount of $1.35 million secured by a mortgage be canceled. These shares have been reflected as canceled on the Company's records as of March 31, 2000. PalWeb does not expect that any of the money damages will be recovered.

         Another transaction that prior management entered into that could be detrimental to PalWeb involves Vimonta AG, a Swiss based company ("Vimonta"). PalWeb and PPP have commenced litigation against Vimonta to determine the rights of the parties. For information regarding Vimonta, please see Item 3, Legal Proceedings. The current management of PalWeb is reviewing and will continue to review other past transactions involving PalWeb to determine if any corrective actions need to be taken for the benefit of PalWeb's shareholders. Michael
John, the former President of PalWeb, has instituted a lawsuit against PalWeb making claims for damages. PalWeb has asserted counterclaims for breach of fiduciary duty and mismanagement. See Item 3, Legal Proceedings.

ACQUISITION OF PACECO FINANCIAL

         On April 3, 2000, PalWeb acquired Paceco Financial Services, Inc. ("PFS") by means of a merger of PFS's parent company, Pace Holding, Inc., into a wholly owned subsidiary of PalWeb, PP Financial, Inc. In the acquisition, PalWeb issued 50 million shares of its Common Stock in exchange for all the outstanding stock of Pace Holding and PFS became an indirect wholly owned subsidiary of PalWeb. All of the outstanding stock of Pace Holding was owned by Paul Kruger, the Chairman and Chief Executive Officer of PalWeb. Mr. Kruger acquired Pace Holding for $81,250 in cash. Mr. Kruger subsequently contributed approximately $150,000 in cash and $150,000 in preferred stock of Paceco Financial Services, Inc. to Pace Holding, Inc. PFS, in addition to its other assets, owned 43.5 million shares of PalWeb Common Stock, which by virtue of the acquisition, are treated as treasury stock on PalWeb's records and, accordingly, the acquisition resulted in the issuance of an additional 6.5 million shares of PalWeb Common Stock.

         The 50 million shares of PalWeb's Common Stock that PalWeb exchanged for all of the outstanding stock of Pace Holding was authorized and approved by unaffiliated directors of PalWeb, Mark Kidd and Lyle Miller. The 6.5 million incremental shares of PalWeb's Common Stock that were issued in the acquisition of Pace Holding represented the value attributable to Paceco's business, other than the ownership of PalWeb Common Stock.

         PFS has been in business since 1952 and is engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Securities Department. For the year ended May 31, 2000, PFS had revenues of $730,000, net loss of $2,189,000 and total assets and stockholder's deficiency of $3,834,000 and $3,273,000, respectively.

         In connection with an examination of Paceco Financial Services in March 1999, the Oklahoma Department of Securities determined that certain of PFS's activities, including the ownership of real estate and the ownership of equity securities, did not comply with the provisions of the Oklahoma Securities Act relating to the permissible activities of investment certificate issuers. As a result of such determination, PFS ceased making any new investments not permissible to investment certificate issuers. Since that time PFS and the Oklahoma Securities Department have been negotiating an agreed order for the ultimate liquidation of the impermissible assets and repayment of the investment certificates. PFS's ability to fund repayment of investment certificates is substantially dependent on PFS's ability to sell or otherwise receive funding related to its PalWeb stock. If this cannot be achieved, PFS would likely not have sufficient assets to pay the holders of the investment certificates. At
May 31, 2000, PFS had $6,664,000 in investment certificates outstanding.

         If PFS and PalWeb are unsuccessful in negotiating an agreement with the Oklahoma Securities Department, the Department may take enforcement actions against PFS that could have a material adverse effect on PFS and PalWeb.

         In addition to the general authority available to the Administrator of the Oklahoma Securities Department to issue cease and desist orders, place limitations on activities or functions and seek civil monetary remedies, both in an administrative forum or in Oklahoma District Court, the Oklahoma Securities Administrator has the additional authority with respect to investment certificate issuers to (i) remove officers, directors or employees found to be dishonest, reckless, unfit to participate in the conduct of the affairs of the institution or practicing continuing disregard or violation of laws, rules, regulations or orders which are likely to cause substantial loss to the company or likely to seriously weaken the condition of the company; (ii) assess the shareholders of an investment certificate issuer for cash to remedy an impairment of capital and if such assessment is not paid within ninety (90) days, cause the shares of the defaulting stockholders to be sold at public auction for a price not less than the amount of the assessment; or (iii) apply for the appointment of a conservator or liquidator. As of August 25, 2000, the Oklahoma Securities Department had not indicated to PFS an intention to pursue enforcement remedies, but such enforcement actions could occur in the future.

CURRENT BUSINESS

         PalWeb's principal subsidiary, Plastic Pallet Production, Inc. or "PPP", is the entity through which PalWeb conducts its business of selling plastic pallets and plastic injection molding machines. PPP holds several patents for the original design of various types of plastic pallets, and has received notice that a patent relating to the original design of a materials handling plastic pallet will be granted on August 29, 2000 under U.S. Patent No. 6,109,190.

         PalWeb's plastic pallets are much more durable and sanitary than traditional wood pallets. At PalWeb's request, its new plastic pallet design has been subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc. ("Container Technologies"), Lenexa, Kansas, a nationally recognized independent testing facility. Container Technologies is certified as a Performance Oriented Packaging (POP) Laboratory by the U.S. Department of Transportation. Container Technologies is also an International Safe Transit Association (ISTA) Qualified Test Laboratory and a National Motor Freight Classification (NMFC) Association Certified Laboratory. Container Technologies certified PalWeb's plastic pallet as having passed the above referenced tests. The testing procedures found the pallet to be stronger and more versatile than the typical hardwood pallet.

         PPP has fabricated an operational prototype plastic injection molding system. PPP is continually modifying and improving its equipment. PPP began utilizing the prototype equipment by running a 10 hour shift 4 days per week. As of June 1, 2000, PPP has sold 440 pallets and has 278 rackable and 329 floor (non-rackable) pallets in inventory. As of August 24, 2000, PPP has increased production by adding a second shift. Two shifts utilizing the current equipment 5 days per week can produce approximately 1232 rackable and 196 floor pallets per month. With the addition of the third shift and the planned modifications to its machinery, as described in Item 6, Management's Discussion and Analysis or Plan of Operation, PPP anticipates that production will increase to approximately 4,000 pallets per month. PPP expects to reach this production level if and when PalWeb secures the funds that are necessary to make the adjustments to the machinery. 4,000 pallets per month is the maximum capacity of PPP's research/prototype plastic injection molding system.

         PalWeb is currently exploring methods to raise funds through various means including, but not limited to, the private placement of equity securities, private loans, commercial loans or technology licensing arrangements. Any loans to PalWeb will likely be required to be secured and guaranteed by Paul Kruger. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional debt financing. Mr Kruger has no obligation to provide additional debt financing to PalWeb or secure such financing on PalWeb's behalf and there is no assurance that Mr. Kruger will do so. PalWeb plans to use future funding to fabricate a plastic injection molding system comprised of multiple plastic injection molding machines with integrated material feed lines. If successful, the addition of these machines will permit PalWeb to expand its production of pallets.

Should PalWeb successfully increase its production levels, it will need to employ additional production and supervisory employees, as described in this section. See Part II, Item 6, Plan of Operations and Liquidity for additional information.

         In the past two years, approximately $2 million has been spent on the development of PalWeb's business by designing plastic pallets and building prototypes of the plastic injection molding machines that will be manufactured by PalWeb for its own use in manufacturing plastic pallets and for resale to industrial users of plastic injection molding systems.

         Carving a niche in an industry as competitive as the pallet business will require more than just capital and equipment. PalWeb's future success will depend in large part on the strategic planning of its management. PalWeb has received very strong indications of interest from a number of extremely large users of pallets now that the material handling pallet has been successfully tested under applicable industry standards. This has substantially increased the level of interest and has greatly increased the viability of PalWeb's pallet being a large volume seller. However, there is no assurance that PalWeb or PPP will be successful in marketing the pallets commercially.

         The principal raw materials used in manufacturing PalWeb's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers and the supply is readily available.

PALLET INDUSTRY

         According to the U.S. Forest Service, as printed in the National
Wooden Pallet and Container Association publication, approximately 400 million new wood pallets are purchased in the United States each year, and some research sources estimate that even more than 400 million new pallets are purchased each year. At an overall average selling price of $9/pallet, the pallet manufacturing and sales business is approximately a $4 billion industry. It is estimated that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location. The industry is generally comprised of companies that manufacture new pallets or repair and recycle pallets. New pallet manufacturing generates about 60%-65% of the industry's revenues. The U.S. Forest Service estimates that approximately 1.9 billion wood pallets are in circulation in the United States today and that roughly 400 million of the wood pallets currently in circulation were newly manufactured. On an annual basis, approximately 175 million wood pallets are recycled through a process of retrieval, repair, re-manufacturing and secondary marketing, approximately 225 million are sent to landfills, and approximately 100 million are burned, lost, abandoned or leave the country.

         The pallet industry has experienced significant change and growth during the past several years. These changes are partly due to the focus of large and small businesses on improving the logistical efficiency of their manufacturing and distribution systems, including the use of just-in-time procurement, manufacturing and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand has increased for a high-quality source of pallets distributed through an efficient, more sophisticated system. The June 1996 issue of Modern Material Handling states that product damage resulting from faulty wood pallets is between $1 - $2 billion annually. This damage is caused by pallets breaking under load, splinters and nails from the pallets, worker injury and other causes. In addition, environmental concerns (plastic is recyclable) and product sanitation concerns (plastic pallets can be sanitized, wood pallets cannot) have created a strong potential demand for cost-effective plastic pallets.

         Pallets are used in virtually all United States industries in which products are broadly distributed, including, but not limited to, the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retailing and steel and metals industries. Forklifts, pallet trucks and pallet jacks are used to move loaded pallets, reducing the need for costly hand loading and unloading at distribution centers and warehouses.

         Pallets come in a wide range of shapes and sizes. However, the grocery industry, which accounts for about one-third of the demand for new pallets, uses a standard 40 inch by 48 inch pallet and this has become the standard pallet size in most industries in the United States. Some industries, however, have developed specialized pallet sizes. PalWeb's pallet is 40 inches by 48 inches in size.

         Block edge, rackable pallets are heavy duty pallets with 9 blocks between the pallet decks, to allow true four-way entry by forklifts, pallet trucks and pallet jacks. Block edge, rackable pallets are often used to transport goods from manufacturers to distribution centers.

         Nestable pallets have "feet" on them so that they can be easily stacked. Nestable pallets are often used to transport goods between distribution centers and retail stores.

         Until very recently, plastic pallets had not penetrated the market significantly, due in part to their cost. Heavy duty plastic pallets cost $46-$100, heavy duty wood pallets typically cost approximately $26, and less sturdy wood pallets typically cost $8-$11. As stated in an article in the July 1996 issue of Material Handling Engineering, wood pallets have an estimated useful life of 7-10 trips before repair or recycling is required. A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer. Heavy duty plastic pallets, as currently manufactured, have a useful life of 60 or more trips, on average.

         The trend that appears to be emerging is a switch from wood to plastic, with the only limiting factor being price. Therefore, PalWeb will target both wood and plastic pallet users during its market introduction phase.

         PalWeb intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design, plastic injection molding system design and the materials used to make the plastic pallets.

EMPLOYEES

         PalWeb through PPP leases six full time employees from Accord Human Resources, Inc., an independent employee leasing company. PalWeb decided to lease its employees because, considering the small number of employees currently required by PalWeb's level of operations, it is more cost effective than hiring its own employees. PalWeb's management has determined that leasing the present number of employees saves approximately $1,500 per month. The cost of leasing the employees from Accord Human Resources, Inc., over and above the actual cost of payroll, is approximately 2.0% of payroll, which is approximately $500 per month. If PalWeb decided to hire its own employees, it would also need to hire a full-time human resource employee, which would cost approximately $2,000 per month. After management made this determination, PalWeb's former President, Michael John, negotiated the Employee Lease Agreement with Accord Human Resources, Inc. and executed such agreement on behalf of PPP.

         If PalWeb increases production levels to 4,000 pallets per month, it will need to employ a total of eleven to thirteen production employees and three to four supervisory/staff employees. Should PalWeb successfully increase its production levels to 50,000 pallets per month, it will need to employ a total of twenty to thirty production employees and five to seven supervisory/staff employees. If PalWeb successfully increases its production levels to 100,000 pallets per month, it will need to employ a total of thirty-five to forty production employees and ten to fifteen supervisory/staff employees.

MARKETING

         PPP plans to distribute its pallets and its plastic injection molding systems through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees. PalWeb believes that PPP's patents on its plastic pallet designs and its plastic injection molding machines, along with appropriate pricing of its products, should give PalWeb a sales advantage with respect to its competition. PalWeb hopes to gain product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

PATENTS

         PPP currently holds the following patents:

         1.       Interlocking Modular Pallet Application and Method of
                  Construction
                  Application No. 08/779,372
                  Filing Date: November 26, 1996

                  U.S. Patent No. 5,860,369 issued on January 19, 1999 Expiration Date: January 18, 2016

         2.       Modular Pallet with Interlocking Apparatus
                  Application No. 08/795,856
                  Filing Date: February 6, 1997
                  U.S. Patent No. 5,887,529 issued on March 30, 1999 Expiration Date: March 29, 2016

         3. Vertical Interlocking Modular Pallet Application and Method of Construction
                  Application No. 08/796,571
                  Filing Date: February 6, 1997
                  U.S. Patent No. 5,809,905 issued on September 22, 1998 Expiration Date: September 21, 2015

         4.       Modular Pallet System
                  Application No. 08/735,802
                  Filing Date: September 21, 1996
                  U.S. Patent No. 5,791,261 issued on August 11, 1998 Expiration Date: August 10, 2015

         PPP is currently in the process of securing a patent on its new materials handling pallet. The application for the patent on this materials handling pallet was filed on October 19, 1999 under application No. 09/421,766 and was allowed in April 2000 but has not been granted. PPP has been notified that the patent will be granted on August 29, 2000 under U.S. Patent No. 6,109,190.

         PPP also has a patent pending on a new concept in the construction of functional, operational plastic injection molding machines. These machines are approximately 20% to 30% of the length of a traditional style plastic injection molding machine, use approximately one-third of the electricity used by a traditional style machine, use approximately 10% of the oil (circulated) used by a traditional style machine, and can be profitably sold to the end user at a cost that is substantially less than the cost of a traditional style machine. However, it must be noted that there is no assurance that PalWeb will be able to sell any of the newly designed plastic injection molding machines. Under United States patent law, patents that are approved are valid for 17 years from the date of issuance unless they are amended and extended.

         PPP's pallets and plastic injection molding machines have a broad spectrum of possible applications. As a result, it is not foreseen that sales will be dependent on one or a few major customers.

SUBSIDIARIES

         PalWeb has six wholly owned subsidiaries and one indirect wholly owned subsidiary. All of the subsidiaries, except PPP and PP Financial, Inc., currently are inactive and have no employees. The inactive subsidiaries were formed as part of the business planning process so they would be in existence at the time that they become needed. A list of PalWeb's subsidiaries is set forth below:

              Plastic Pallet Production, Inc., a Texas corporation;

              Plastic Pallet Support Equipment, Inc., a Texas corporation;

              Modular Plastic Pallets, Inc., a Texas corporation;

              PP Financial, Inc., a Texas corporation;

              Paceco Financial Services, Inc., a wholly owned subsidiary of PP Financial, Inc.;

              PP Transport, Inc., a Texas corporation; and

              PP Systrans, Inc., a Texas corporation.

ITEM 2.       DESCRIPTION OF PROPERTY

         PalWeb, through PPP, currently leases approximately five acres of land in an industrial area of Dallas, Texas that is improved with 119,000 square feet of manufacturing and warehouse space, and approximately 6,500 square feet of office space. This leased space was originally owned by PPP, which acquired it in September 19, 1997 for approximately $1,444,000. When this space was owned by PPP, portions of the property were used for PPP's operations while other parts of the property were leased to other businesses. In April 1999, Onward, L.L.C. ("Onward "), an entity 100% owned by Paul A. Kruger, purchased the current property owned by PPP in order to avoid loss of the property to a lien creditor. Onward paid $150,000 in cash and acquired the property subject to a mortgage payable in the amount of $1,350,000. At the same time, PPP issued 2 million shares of common stock to the lien creditor and conveyed a portion of the property, worth approximately $193,000, in partial satisfaction of the debt. At the time the property was purchased by Onward, the property was appraised by an independent appraiser for approximately $1,150,000. In 2000, the mortgage payable by Onward was cancelled as described in Part I, Item 1 of this Form 10-KSB. For more information on the transaction, see Note 14 to the financial statements. At the time the property was sold to Onward, Paul Kruger was not an officer or director of PalWeb or PPP.

         The portion of the facility needed for operations has been leased back from Onward, L.L.C.. The lease contains a 3-year option to repurchase the property for $2.7 million. For accounting purposes, this property is still treated as being owned by PPP and carried on its books as an asset. This accounting treatment will continue until the option to repurchase is exercised, canceled or expires.

         PalWeb has sufficient office equipment, such as computers, printers, copiers, etc., to operate effectively. PalWeb has six computer stations, five printers, and two copy machines in good working order.

         The warehouse/manufacturing facility is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and plastic injection molding systems. The ceilings are very high, which will allow for the use of cranes, if needed. The warehouse currently has four heavy duty cranes installed above the work areas, and is situated on an operational railroad spur. Further, the warehouse has three-phase (heavy-duty), 240 volt electrical wiring.

ITEM 3.       LEGAL PROCEEDINGS

         There are five material legal proceedings pending against or on behalf of PalWeb.

         The first lawsuit is a third party cross action filed by Cooper Manufacturing Corp., an Oklahoma corporation ("Cooper Oklahoma"), against Cooper Manufacturing Corp., a Texas corporation ("Cooper Texas"), and Cabec Energy Corp. n/k/a PalWeb Corporation, Case No. 98- 7935-NO(D), filed in the 46th Judicial Circuit Court of Otsego County, Michigan on October 14, 1999, and styled JAMES DUNEVANT AND SHANDA DUNEVANT, JAMES DUNEVANT, JR., KAYLYNN DUNEVANT, AND KATIE DUNEVANT, MINORS, BY THEIR NEXT FRIEND, SHANDA DUNEVANT, PLAINTIFFS, VS. WELLTECH EASTERN, INC. D/B/A KEY ENERGY DRILLING, A DELAWARE CORPORATION, MERCURY EXPLORATION COMPANY, INC., A TEXAS CORPORATION, AND COOPER MANUFACTURING CORP., AN OKLAHOMA CORPORATION. The Plaintiffs' claim is based on an injury suffered by James Dunevant that was allegedly caused, among other things, by a design flaw in an oil well drilling rig allegedly built by Cooper Oklahoma. Cooper Oklahoma's third party cross action against PalWeb is based on a contractual indemnity claim. It is PalWeb's position that Cooper Oklahoma is not entitled to be indemnified from loss by PalWeb in this matter. Further, even if PalWeb is liable to the Plaintiffs, the Union Group is contractually obligated to indemnify PalWeb from any loss it may incur in connection with any energy related matter. However, the collection of an indemnity claim from the Union Group could prove to be difficult, if not impossible.

         PalWeb's former President and Chairman of the Board, Michael John, has filed two PRO SE lawsuits against PalWeb and others. The first lawsuit styled MICHAEL JOHN VS. PALWEB CORPORATION AND PAUL KRUGER, No. 00-3465, was filed in the 191st Judicial District of the District Court, Dallas County, Texas, on May 10, 2000. Mr. John claims he is entitled to unspecified damages resulting from defamation, intentional infliction of emotional distress and interference with business relations as a result of a letter written by Paul Kruger, who is now President and Chairman of the Board of PalWeb. PalWeb plans to vigorously defend the lawsuit and has asserted counterclaims for mismanagement and breach of fiduciary duty against Michael John.

The second PRO SE lawsuit styled MICHAEL JOHN VS. PALWEB CORPORATION, PAUL KRUGER AND LYLE MILLER, No 003467, was filed by Mr. John in the 116th Judicial District of the District Court, Dallas County, Texas, on May 12, 2000. In this second lawsuit, Mr. John alleges claims based on the alleged breach of an agreement providing for the purchase of certain shares of stock registered in the name of Margarete Jung. John contends he is entitled to receive the proceeds of the sale of Ms. Jung's stock which have not been paid in full to him. He asserts claims for breach of contract and securities fraud in connection with the alleged transaction. PalWeb answered denying the claims and filed a motion seeking transfer of the second case and consolidation of the two cases. On August 11, 2000, over the objection of Mr. John, the District Court of Dallas County granted PalWeb's motion and ruled that the second case should be transferred to the assigned judge in the first case and that the cases should be consolidated through discovery with the issue of consolidation for trial reserved for determination at a later date. The District Court is preparing a written order which has not yet been entered.

         The fourth lawsuit is styled RALPH CURTON, JR. VS. PALWEB CORPORATION, CV 00-8683-C, and was filed in the County Court at Law No. 3, Dallas County, Texas on July 27, 2000. Ralph Curton, Jr. is the former President, Secretary and Chairman of the Board of PalWeb. PalWeb obtained a $500,000 line of credit loan for its operations through a Promissory Note by and between PalWeb and Ralph Curton, Jr. dated December 1, 1999 (the "Note"), at a time when Mr. Curton was no longer an officer or director of PalWeb or otherwise related to PalWeb. The loan interest rate is 8.5% per annum, payable in quarterly installments on March 1, June 1, September 1 and December 1 of each year, and the maturity date is December 1, 2001. In his lawsuit, Mr. Curton alleges that PalWeb failed to pay the March 1 and June 1, 2000 quarterly interest payments and is in default of its obligations provided for in the Note. Mr. Curton claims that under the terms of the Note he is entitled to immediately collect the principal balance of the Note and all accrued interest thereon. Mr. Curton also claims he is entitled to attorney fees and costs incurred in connection with enforcing his rights under the Note. PalWeb disputes the allegations and contends it has defenses to payment of the Note.

         The fifth lawsuit is pending against another party. On June 26, 2000, PalWeb and Plastic Pallet Production, Inc. ("PPP") filed suit against Vimonta AG ("Vimonta") in the United States District Court for the Northern District of Texas in a case styled PALWEB CORPORATION, INC. AND PLASTIC PALLET PRODUCTION, INC., PLAINTIFFS V. VIMONTA AG, DEFENDANTS, Case no. 3-00CV1388-P. Service was made on Vimonta on August 14, 2000. PalWeb and PPP allege that Vimonta claims that it is entitled to exclusive rights in all of PalWeb's technology and formulas for plastic pallet production in Europe, Asia, the territories of the former USSR and South America; that it is entitled to immediately receive all of the valuable patents and proprietary information of PalWeb and PPP; that PalWeb and PPP must ship products to Vimonta at cost and without profit or margins of any kind and that PalWeb and PPP's only rights are to receive whatever benefits PalWeb derives from being a 20% shareholder of Vimonta.

         Vimonta bases its claims on certain alleged agreements that were purportedly signed by PalWeb's former Chief Executive Officer, Michael John. PalWeb and PPP contend that the purported agreements upon which Vimonta relies to assert its claims are vague and incomplete and do not contain the requisite information to form a valid contract. PalWeb and PPP have requested declaratory judgment determining that Vimonta has no enforceable rights to the patents, technology and other proprietary information and that the alleged agreements are unenforceable and void. In addition, PalWeb and PPP contend that Vimonta and Michael John, PalWeb's former Chief Executive Officer, have acted in concert to deprive PalWeb and PPP of their valuable rights by creating documents that purport to be binding agreements but which are unclear, incomplete and full of confusion and which purport to convey valuable rights to Vimonta without consideration. As a result, PalWeb and PPP have incurred damages in their business and expenses due to these unfounded claims which they seek to recover from Vimonta.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of PalWeb, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by the report.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

         From March 1998 through October 6, 1999 PalWeb's Common Stock traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system, with "CBNR" as its trading symbol from March 1998 through April 1999, "PAEB" as its trading symbol from April 1999 through September 13, 1999 and "PAEBE" as its trading symbol from September 13, 1999 through October 6, 1999. The following table sets forth the range of high and low bid prices for PalWeb's Common Stock during the time periods indicated. Prices, as reported by NASDAQ, reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions.



      QUARTER ENDING               HIGH BID                    LOW BID
      --------------               --------                    -------
       May 31, 1998                  0.45                        0.16
      Aug. 31, 1998                  0.23                        0.04
      Nov. 30, 1998                  0.17                        0.06
      Feb. 28, 1999                  0.16                        0.06
       May 31, 1999                  0.36                        0.08




      QUARTER ENDING               HIGH BID                    LOW BID
      --------------               --------                    -------

      Aug. 31, 1999                  0.27                        0.12
      Nov. 30, 1999(1)               0.175                       0.70


------------------------
(1) Information presented for the period ended November 30, 1999 is high and low bid prices up until PalWeb was de-listed from the NASDAQ over-the-counter bulletin board system on October 6, 1999.

         On October 6, 1999, PalWeb's Common Stock was de-listed from the NASDAQ over-the-counter bulletin board system. PalWeb's common stock trades on the NASDAQ over-the-counter pink sheet system, with "PAEB" as its trading symbol. The following table sets forth the range of high and low prices at which PalWeb's common stock traded during the time periods indicated, as reported by NASDAQ.



      QUARTER ENDING                 HIGH                        LOW
      --------------                 ----                        ---
      Nov. 30, 1999(1)              $0.16                       $0.07
      Feb. 29, 2000                  0.25                        0.02
       May 31, 2000                  0.285                       0.06


------------------------
(1) Information presented for the period ended November 30, 1999 is high and low prices from the date when PalWeb was de-listed from the NASDAQ over-the-counter bulletin board system (October 6, 1999) through the end of the quarter on November 30, 1999.

HOLDERS:

         As of April 4, 2000, PalWeb had approximately 1,274 common stockholders of record.

DIVIDENDS:

         PalWeb paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES:

         During the past fiscal year, the registrant has sold the following securities without registering the securities under the Securities Act of 1933:


                                                  NO. OF
      NAME                  CLASS                 SHARES          DATE              CONSIDERATION
      ----                  -----                 ------          ----              -------------
Gibralt Holdings,           Common                360,000       08/17/99        Satisfaction of debt in
Ltd.                                                                            the amount of $62,280

Craig Adamson               Common                100,000       08/17/99        Satisfaction of debt in
                                                                                the amount of $17,300

Crescent Road               Common              6,500,000       12/01/99        Public relations and
Corporation                                                                     Investor Relations
                                                                                Services valued at
                                                                                $650,000

Consolidated                Common              4,500,000       12/01/99        Public relations and
Capital Group, Inc.                                                             investor relations
                                                                                services valued at
                                                                                $450,000

Hildalgo Trading            Common              7,010,000       01/10/00        Satisfaction of debt in
Co.,  L.C.                                                                      the amount of $701,000

Onward, L.L.C.              Common              3,124,786       01/10/00        Satisfaction of debt in
                                                                                the amount of $312,479
Hildalgo Trading            Common              3,500,210       01/10/00        Consulting services
Co., L.C.                                                                       valued at $350,021

Paul A. Kruger              Common              1,740,000       01/10/00        Satisfaction of debt in
                                                                                the amount of $174,000

Paul A. Kruger              Common             50,000,000       04/03/00        Issued in connection with
                                                                                the acquisition of 100%
                                                                                of the outstanding
                                                                                Common Stock of Pace
                                                                                Holding Inc.

Carmen Gomez                Common                 50,000       04/04/00        Administrative services
                                                                                valued at $5,000

Terri Metzger               Common                 50,000       04/04/00        Advertising services
                                                                                valued at $5,000

Dean Veal                   Common                 25,000       04/04/00        Labor services valued at
                                                                                $2,500



                                                  NO. OF
      NAME                  CLASS                 SHARES          DATE              CONSIDERATION
      ----                  -----                 ------          ----              -------------

JoAnne Cox                  Common                 10,000       04/13/00        Conversion of
                                                                                Convertible Preferred
                                                                                Stock

F. Edwin Smith              Common                100,000       04/13/00        Conversion of
                                                                                Convertible Preferred
                                                                                Stock

Randall C.                  Preferred             400,000       07/26/99        Management services for
McCleskey                                                                       serving as an Officer and
                                                                                Director valued at
                                                                                $60,000

John Gourley                Preferred             500,000       07/26/99        Brokerage services
                                                                                relating to acquisition of
                                                                                Cooper Mfg. Corp.
                                                                                valued at $75,000

Stan Haddock                Preferred              25,000       07/26/99        Finder's fee relating to
                                                                                acquisition of Cooper
                                                                                Manufacturing Corp.
                                                                                valued at $3,750

Ronald A. Siler             Preferred             250,000       07/26/99        Accounting services
                                                                                valued at $37,500

Kenneth Graves              Preferred             150,000       07/26/99        Accounting services
                                                                                valued at $22,500

Connie L. Gadt              Preferred              80,000       07/26/99        Accounting services
                                                                                valued at $12,000

Ralph Curton, Jr.           Preferred           2,558,890       07/26/99        Management services for
and Assigns                                                                     serving as an Officer and
                                                                                Director and Expense
                                                                                Reimbursement valued at
                                                                                $383,834




         There were no issuances of either Common or Preferred Stock of PalWeb to any of PalWeb's independent accountants.

         On December 1, 1999, PalWeb issued a convertible debenture in the aggregate principal amount of $500,000, interest payable at the rate of 8.5% per annum, to Ralph Curton, Jr. in exchange for Mr. Curton's agreement to loan PalWeb up to $500,000 on a revolving line of credit basis. On or after June 1, 2000, Mr. Curton shall have the right to convert the principal of the convertible debenture into fully paid and non-assessable shares of PalWeb's Common Stock at the rate of one (1) share for each $0.10 of principal amount that is then due and owing by PalWeb to Mr. Curton at the time of such conversion.

         PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of stock set forth above. All parties listed above are sophisticated persons or entities, performed services for PalWeb or personally knew members of PalWeb's management staff at the time of the transactions listed above. There was no underwriting and no commissions were paid to any party upon the issuance of such stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS AND LIQUIDITY

         In November 1998, PalWeb transferred all of its energy services related assets, contract rights and liabilities to the Union Group. Shortly following this transfer, all of the issued and outstanding stock of the Union Group was distributed to the stockholders of PalWeb (other than the former shareholders of PPP) as a dividend. As a result, PalWeb is essentially in the position of being a start-up business by and through its wholly owned subsidiary, PPP. As stated above, PPP is engaged in the design, development and marketing of a new style of plastic pallet that will compete with traditional wood pallets, and the design, development and marketing of a new style of plastic injection molding machine that is smaller and more efficient than a traditional style of plastic injection molding machine.

         PalWeb's financial statements have been qualified on a going concern basis principally due to lack of long term financing to achieve its goal of producing and marketing plastic pallets to compete with wood pallets. In addition, PalWeb has an indirect wholly owned subsidiary which issues thrift accounts and savings certificates to investors. As of August 28, 2000, the subsidiary did not have sufficient assets to liquidate investors' thrift accounts and savings certificates. During the period from January 1999 to December 1999, the cash needed by PalWeb to fund its operations came from cash advances from Paul A. Kruger and entities affiliated with him, totaling $882,479, and $300,000 received by PPP as a down payment on the sale of a plastic injection molding system to Pace Plastic Pallets, Inc., an Oklahoma corporation ("Pace").

         The total sale price under the terms of the contract between PPP and Pace was $3,408,000. Subsequent to entering into this contract, Pace was dissolved and all of its assets were assigned to Hildalgo Trading Co., L.C., an Oklahoma limited liability company ("Hildalgo"), which is 100% owned by Paul A. Kruger. The agreement for the sale of the plastic injection molding system to Pace by PPP was entered into in October 1998. At such time, neither Paul Kruger nor any of his related entities, including Pace, were affiliated with or related to PalWeb or any of its subsidiaries. However, in April 1999, Mr. Kruger, through several of his closely held entities, acquired a significant ownership position in PalWeb's Common Stock, which caused him to then be classified as a related party with respect to PalWeb. Mr. Kruger became the Chairman of the Board of PalWeb on July 9, 1999 and became President on January 22, 2000. The value of the plastic injection molding system was determined through negotiations between the former President of PalWeb and the management of Pace and the terms of this transaction were entered into on an arm's length negotiated basis. No gain has been recognized on the sale of equipment to Pace as the sale has never been consummated due to the fact that PalWeb has not yet begun commercially producing plastic injection molding systems. In January 2000, PalWeb issued 3,000,000 shares to Hildalgo in exchange for Hildalgo's cancellation of the $300,000 of indebtedness related to the down payment on the sale of the plastic injection molding system and the contract between PalWeb and Hildalgo was canceled.

         On December 1, 1999, PalWeb obtained a $500,000 line of credit loan for its operations from Ralph Curton, Jr., an individual that is not an officer or director of PalWeb or otherwise related to PalWeb, but who does own 2.2% of the issued and outstanding shares of Common Stock of PalWeb. In exchange for the $500,000 line of credit loan, PalWeb issued Mr. Curton a convertible debenture that grants Mr. Curton the right, on or after June 1, 2000, to convert the principal of the convertible debenture into fully paid and non-assessable shares of PalWeb's Common Stock at the rate of one share for each $0.10 of the principal amount that is then due and owing by PalWeb to Mr. Curton at the time of such conversion. The loan interest rate is 8.5% per annum and the maturity date is December 1, 2001. Funds from the credit line were available at the rate of $100,000 per month beginning December 1999. As of August 25, 2000, $47,500 of available credit remained on the line of credit loan but as a result of an alleged default by Mr. Curton, it is unlikely that these funds will be advanced. See Item 3, Legal Proceedings.

         On June 1, 2000, an affiliate of Paul Kruger provided a $400,000 line of credit to PalWeb payable on December 1, 2000 with interest at 18%. The loan is secured by inventory, equipment, patents and the Vimonta stock. The funds were used to satisfy existing obligations and to provide short term operating capital until such time as PalWeb could refinance. As of June 29, 2000, PalWeb had $65,000 of the proceeds from the loan remaining.

         The molds needed for PalWeb to manufacture plastic pallets were completed in October 1999 and necessary fine-tuning modifications to the molds were completed in late December 1999. PalWeb plans to continue to review the performance of the prototype equipment and make any improvements that are possible and economical. PalWeb expects that approximately $100,000 of capital expenditures will be required to complete the installation of a hot runner system and adjust the hydraulic system on its prototype plastic pallet injection molding machine. These adjustments will enable the prototype plastic pallet injection molding machine to operate at a production capacity of approximately 4,000 pallets per month. 4,000 pallets per month is the maximum production capacity of prototype equipment. Once this level is achieved, it is believed that sales of products will generate sufficient cash flow to sustain current operations. In the meantime, PalWeb will need to secure funds for the adjustments to the machinery and operations.

         If PalWeb secures the funding for the adjustments to the machinery, it expects to begin producing approximately 4000 pallets per month by the end of October. The Company anticipates that funds required for the adjustments to the machinery and operations until such adjustments are made will be provided by loans from Paul Kruger or financial institutions. PalWeb is in preliminary negotiations with a bank to secure a loan of approximately $500,000 to $900,000. If PalWeb is successful in securing a loan, a portion of the loan will be used to pay $335,000 that PalWeb owes Paul Kruger. A bank will likely require that any loans to PalWeb be guaranteed by Paul Kruger. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional debt financing and there is no assurance that Mr. Kruger will do so. Accordingly, there is no assurance that funding will be available. If the Company fails to secure the funding necessary to complete the installation of a hot runner system and adjust the hydraulic system on its prototype plastic pallet injection molding machine, PalWeb may have to suspend or terminate its operations and/or consider bankruptcy.

         PalWeb owns 100% of the outstanding common stock of PP Financial, Inc. which owns 100% of the outstanding commmon stock of Paceco Financial Services ("PFS"). PFS was acquired by PalWeb in April 2000. The acquisition was accounted for as a reorganization of entities under common control and the historical financial statement of PalWeb have been restated to include PFS's results of operations for all periods presented. PFS is a regulated "investment certificate issuer" under the Oklahoma Securities Act, headquartered in Duncan, Oklahoma. Its activities consist of the sale of investment certificates and making of loans and other investments. At May 31, 2000, PFS had total assets of $3,834,000, total liabilities of $7,107,000, including $6,664,000 in investment certificates outstanding and a stockholders' deficiency of $3,273,000.

         The purpose of the acquisition was to acquire an entity that might be used as a vehicle to offer financing to buyers of PalWeb's plastic pallets and injection molding equipment. However, the ability of PFS to do so is dependent upon it resolving certain pending issues with the Oklahoma Securities Department with respect to continued sale of investment certificates as more fully described in Item 1, Description of Business.

         PalWeb has not entered into any conditions, commitments or requirements with the Oklahoma Securities Department that would require it to fund or otherwise be financially responsible for the liabilities of PFS. PFS's ability to fund repayment of investment certificates is substantially dependent on PFS's ability to sell or otherwise receive funding relating to approximately 40,000,000 shares of PalWeb common stock owned by PFS. PalWeb estimates that such stock must be sold for a value of at least $0.12 per share in order for PFS to have sufficient funds to pay the holders of the outstanding investment certificates. PFS has been and expects to continue to be operated independently of PalWeb and PalWeb is not currently contractually or otherwise liable to provide funding to PFS for purposes of funding the repayment of investment certificates. However, if PFS is unable to make payment to investment certificate holders as such investment certificates mature, it is possible that holders of investment certificates may assert claims against PalWeb that it is liable for the liabilities of PFS under legal theories relating to piercing the corporate veil or otherwise. In such event, PalWeb might incur additional costs to contest such claims and could ultimately be found to be liable. The effect of any such claims being made against PalWeb could also have an adverse effect on the value of PalWeb's common stock and make it even more difficult for PFS to fund the repayment of its investment certificate liability from liquidation of the PalWeb common stock owned by it. Accordingly, PalWeb may be adversely affected if PFS is unable to meet its obligations as they mature.

         PalWeb is a party to various pending legal proceedings that involve claims or potential claims against PalWeb and if resolved unfavorably to PalWeb could have an adverse affect on PalWeb's financial condition or other effects on PalWeb. There is no assurance these proceedings will be resolved favorably. See Item 3, Legal Proceedings.

RESULTS OF OPERATIONS


GENERAL

         Sales reflected for all periods presented prior to November 1999 are occasional sales of prototype plastic pallets of a design that did not meet development standards. Sales after November 1999 represent initial sales of PalWeb's tested product. However, as of June 15, 2000, PalWeb has not commenced commercial production of plastic pallets. PalWeb has for the most part completed the development of its plastic pallet that will compete with wood pallets. PalWeb is in the final stages of development of its injection molding system to produce its plastic pallets. PalWeb is seeking both short-term financing to meet its working capital needs and long-term financing to acquire the equipment needed to produce plastic pallets on a large-scale commercial basis.

         The basic development of PalWeb's prototype plastic injection molding system is complete and it is fully functional as of April 30, 2000. However, the injection molding system's full capacity of 4,000 pallets per month will not be reached until the hot runner system is installed and tested. Management anticipates that continued engineering updates and refinements of all plastic injection molding systems will be necessary to maintain high efficiency levels and plans for this to be an ongoing process.

         PalWeb has from time to time engaged the services of professionals to perform various services through the issuance of both Common and Preferred Stock (see Part II, Item 5, Recent Sales of Unregistered Securities). The services paid for in this fashion have primarily included business transaction origination and brokerage services, accounting services unrelated to audits of PalWeb, legal services, and marketing and financing consulting services. PalWeb has been compelled to use both Common and Preferred stock to secure these services due to its limited sources of cash. The consideration was largely based on a negotiated number of shares in relation to the type of service and the nature of the restricted stock rather than specific dollar amounts. Accordingly, management determined that the most reasonable method of valuing the services is the stock value.

         For all periods presented, PalWeb's effective tax rate is 0%. PalWeb has generated net operating losses since inception that would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to PalWeb's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

PROSPECTS FOR FUTURE

         Management anticipates that upon completion of all refinements to its prototype equipment, which is in its final stages, operating losses are anticipated to be substantially reduced due to the sales revenue that will be generated. As stated above, the United States market for new pallets is, at minimum, approximately 400,000,000 annually. Management's initial sales projections of 4,000 pallets per month, or 48,000 pallets per year, is less than 1/100th of 1% of the total new pallet market, and it appears that the market trend is moving toward the use and purchase of plastic pallets. If PalWeb's sales projections are accurate, management estimates operating losses will cease on or before November 30, 2000. It is anticipated that approximately 4% - 5% of annual gross revenues will be expended for product research, development and marketing.

YEAR ENDED MAY 31, 2000 COMPARED TO THE YEAR ENDED MAY 31, 1999


MANUFACTURING

         Salaries and benefits were $298,414 in 1999 compared to $357,226 in 2000, for an increase of $58,812. The increase is principally due to the salary of the president of PPP who was employed in January 1999. Other general and administrative expenses decreased $3,511,656 from $5,461,643 in 1999 to $1,949,987 in 2000. This decrease is primarily due to consulting costs which were $5,013,000 in 1999, including $4,100,000 paid to an affiliate of the Chairman and President, and $1,481,000 in 2000 for a decrease of $3,532,000. Consulting costs were payments principally through the issuance of common stock to individuals to assist the company in attaining its goals of product development and the financing to achieve commercial production levels. PalWeb entered into consulting agreements in 2000 with Crescent Road Corporation and Consolidated Capital Group, Inc. in exchange for PalWeb common stock. The agreements require PalWeb to take such action by June 1, 2000, necessary to make the common stock freely tradeable or pay a penalty by issuance of an additional 1,750,000 shares of common stock. Management intends to contest the issuance of additional shares due to failure by the consultants to complete specified performance under the agreements and as such, PalWeb has not accrued any costs related to such shares.

         Interest expense decreased $52,942 from $241,764 in 1999, to $188,822 in 2000. The decrease is primarily due to the settlement of long-term notes payable for the plant and other real estate.

         Because of the above, the manufacturing operating loss before discontinued operations and extraordinary gain decreased $3,396,500 from a loss of $6,030,725 in 1999 to a loss of $2,634,225 in 2000.

FINANCE AND REAL ESTATE

         The operating loss from finance and real estate operations, acquired April 3, 2000, was $461,217. Included in this loss is amortization of goodwill in the amount of $102,000, provision for doubtful loans in the amount of $180,000 and the settlement and termination of a consulting contract in the amount of $110,000. This settlement and termination involved a Consulting Agreement by and among PFS, Albernice Pace ("Mrs. Pace") and L.O. Pace dated November 11, 1997 (the "Consulting Agreement"). Under the terms of the Consulting Contract, Mrs. Pace and L.O Pace were to provide certain consulting services to PFS in exchange for a monthly payment of $2,500 for as long as either Mrs. Pace or L.O. Pace remained living and certain additional consideration including medical insurance and automobile maintenance. Subsequent to entering into the Consulting Agreement, L.O. Pace passed away and Mrs. Pace claimed that PFS was in arrears in making monthly payments under the Consulting Agreement. On July 26, 2000, PFS settled any obligation it had to Mrs. Pace arising under the Consulting Agreement by executing a Settlement Agreement and Mutual Release by and among PFS, Pace Holding, Inc., Pace Acquisition, Inc. and Mrs. Pace (the "Settlement Agreement"). Under the terms of the Settlement Agreement, PFS paid Mrs. Pace $55,000 and agreed to transfer 3,250,000 shares of PalWeb's Common Stock to Mrs. Pace.

COMBINED OPERATIONS

         The total loss of the combined operations before discontinued operations and extraordinary gains decreased $2,935,283 from $6,030,725 in 1999 to $3,095,442 in 2000.

         As a result of the foregoing, the net loss of $3,095,442 in 2000 was a decrease of $2,873,963 from the net loss of $5,969,405 in 1999.

YEAR ENDED MAY 31, 1999 COMPARED TO THE YEAR ENDED MAY 31, 1998

         Salaries and benefits were $298,414 in 1999 compared to $448,176 in 1998, for a decrease of $149,762. The decrease is principally due to the termination of a marketing person who was employed during 1998. Other general and administrative expenses increased $4,801,226 from $660,383 in 1998 to $5,461,643 in 1999. This increase is primarily due to consulting costs which were $5,013,000 in 1999, including $4,100,000 paid to an affiliate of the Chairman and President, and $222,000 in 1998 for an increase of $4,791,000. Consulting costs were payments principally through the issuance of common stock to individuals to assist the company in attaining its goals of product development and the financing to achieve commercial production levels.

         Consulting costs in 1999 were incurred to address difficulties in connection with a contract to provide manufacturing equipment to a third-party customer due to the absence of available funding and other reasons. As a result, in January 1999, PalWeb and PPP entered into a consulting agreement with Paceco Financial Services, Inc. ("PFS"), an entity owned by Paul Kruger, in which PFS provided $189,000 in cash to PalWeb and agreed to provide comprehensive management assistance to PPP in exchange for the issuance of 41 million shares of PalWeb Common Stock. PalWeb recorded an expense of $4.1 million in connection with this transaction, which was equal to the estimated fair value of the shares issued at that time. The entire amount was expensed in 1999 as there was no contractual requirement as to term and PalWeb's need for services and financial support was immediate to continue its operations. This transaction was entered into between PFS and the former management of PalWeb and PPP and was an arms length negotiated transaction. This transaction was negotiated at a time when PalWeb was in serious financial difficulty. The services performed included strategic planning, marketing, general consulting and management services, including recovery of shares issued to other parties in transactions potentially detrimental to PalWeb.

         In 1998, the Company incurred a charge to operations to write down certain investments due to impairment for a total of $3,456,231. There was no corresponding charge in 1999.

         Interest expense increased $52,237 from $189,527 in 1998, to $241,764 in 1999. The increase is primarily due to the issuance of long-term notes payable for the acquisition of the plant and other real estate.

         Because of the above, the loss before discontinued operations and extraordinary gain increased $1,223,538 from a loss of $4,807,184 in 1998 to a loss of $6,030,725 in 1999.

         In December 1997, PalWeb acquired PPP in a reverse acquisition whereby the stockholders of PPP gained majority control of PalWeb through the exchange of stock. Under the terms of the reverse acquisition contract, the prior assets of PalWeb, primarily engaged in the business of energy services, were to be spun off to the previous stockholders of PalWeb. PPP was engaged in the development of plastic pallets and plastic injection molding systems and the primary interest in the acquisition was to acquire a shell corporation that was publicly held. However, the energy services were distributed to PalWeb's stockholders, by a distribution of the stock of the Union Group on a pro rata basis, on November 10, 1998. Because the operation of energy services was a different segment from the continuing operations of PalWeb/PPP, the operations of energy services is classified as discontinued operations. The loss for 1998 totaled $849,761 which, included estimated closing costs of $130,688.

         PalWeb was obligated on two promissory notes payable totaling $830,057 as of May 31, 1998. During 1999, PalWeb negotiated settlements on these debts through cash payments, issuance of Common Stock, and foreclosure resulting in a gain of $68,616. This gain is classified as an extraordinary gain.

         As a result of all of the foregoing, the net loss of $5,969,409 in 1999 was an increase of $312,464 over the net loss of $5,656,945 in 1998.

ITEM 7.       FINANCIAL STATEMENTS

         The Financial Statements of PalWeb are set forth on pages F-1 through F-21 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

         The following lists the directors and executive officers of PalWeb. Directors of PalWeb are elected annually at each annual meeting of shareholders. Executive officers serve at the pleasure of the Board of Directors.

                                                                                          TERM AS
         NAME                                       POSITION                         DIRECTOR EXPIRES
         ----                                       --------                         ----------------
Paul A. Kruger          Director, President and Chairman of the Board                      2001
Lyle W. Miller          Director and Executive Vice President (Marketing)                  2001
Mark R. Kidd            Director                                                           2001


PAUL A. KRUGER
CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT

         Mr. Kruger, age 46, earned a Bachelor of Business Administration degree in accounting from Cameron University, Lawton, Oklahoma, and earned a Juris Doctor degree from the University of Oklahoma City Law School. He has 25 years of experience in the financial services industry. Mr. Kruger co-founded United Bank Club Association, Inc. ("UBCA"), Norman, Oklahoma, in 1980, and served as its President and CEO until February 1996, when UBCA was sold. Mr. Kruger supervised and participated in every facet of UBCA's business, including strategic planning, sales, marketing, operations and service quality. Under Mr. Kruger's leadership, UBCA grew to more than 350 employees, and had operational and sales branches in Michigan, Florida, Arizona, Texas and Mexico. At the time UBCA was sold, it provided financial enhancement services to more than 2,000 client institutions serving more than 6,000,000 individual customers throughout the United States, Puerto Rico, the U.S. Virgin Islands and Mexico.

         In 1997, Mr. Kruger became the Chairman of the Board of Directors of Paceco Financial Services, Inc. ("Paceco"). Mr. Kruger also serves as the Chairman of the Board of Directors of Foresight, Inc. His responsibilities and contributions to these companies include assisting in the development, implementation and execution of strategic planning.

         Mr. Kruger also currently holds managing officer positions in both Hildalgo, L.C. and Onward, L.L.C.

         Mr. Kruger became a director of PalWeb on July 9, 1999 and became President on January 22, 2000.

LYLE W. MILLER
DIRECTOR AND EXECUTIVE VICE PRESIDENT (MARKETING)

         Mr. Miller, age 56, earned a Bachelor of Business Administration degree from Michigan State University and attended Michigan State University's Master's program in Finance. For the past six years, Mr. Miller has been the President and a Director of McMiller Holding Company, Northern Leasing & Sales, Inc. and Northern Connections, Inc., which are based in Lansing, Michigan. Each of these companies are privately held and are engaged in the real estate business. Additionally, Mr. Miller is a partner in MahMill Acres, a closely held real estate development partnership, and serves as the President and a Director of Servco Incorporated, Lansing, Michigan, and Lansing Ice & Gymnastic Center, Inc., a privately held corporation that operates the Lansing Ice & Gymnastic Center and Landings Restaurant in Lansing, Michigan.

         Mr. Miller became a director of PalWeb and Vice President of Marketing on January 22, 2000.

MARK R. KIDD
DIRECTOR

         Mr. Kidd, age 33, earned a Bachelor of Business Administration in Accounting from Southern Methodist University, Dallas, Texas, in 1988. Mr. Kidd began his career at the accounting firm of Arthur Andersen, L.L.P. where he earned the designation of Certified Public Accountant. He worked at Arthur Andersen for eight years where he served financing services clients ranging in size from less than $10,000,000 to greater than $2,000,000,000. Mr. Kidd served as the Chief Financial Officer for Republic Bank of Norman, Oklahoma, a financial institution with over $100,000,000 in assets. Mr. Kidd has served as the Executive Vice President and Chief Financial Officer of Foresight, Inc. in Norman, Oklahoma since 1997. Foresight, Inc. is a marketing company that develops membership and loyalty programs for companies that are designed to solidify and enhance customer relationships. Foresight, Inc. services over 250,000 customers nationwide through relationships with companies in numerous industries including rent-to-own, banking, and financial services.

         Mr. Kidd became a director of PalWeb on January 22, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

         Section 16(a) of the Securities Exchange Act of 1934 requires PalWeb's directors, officers and persons who beneficially own more than 10% of PalWeb's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of PalWeb. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to PalWeb copies of all Section 16(a) reports they file.

         Certain PalWeb officers, directors and beneficial owners of more than 10% of any class of equity securities failed to file reports as required by
Section 16(a) of the Exchange Act. PalWeb and the individuals were unaware that they were required to file reports required by Section 16(a) of the Exchange Act while PalWeb's registration statement on Form 10-SB was under review by the Securities and Exchange Commission. When such individuals discovered that they were required to file such reports, the reports were promptly filed.

         Mssrs. Kruger Miller, Kidd and Ronald G. Hale (a former executive officer) failed to timely file initial statements of beneficial ownership. Mr. Kruger also failed to timely file two Form 4 reports relating to five transactions.

ITEM 10.      EXECUTIVE COMPENSATION

         Mr. Kruger is paid a salary of $12,000 per year. No other parties receive executive compensation.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of Common Stock and the shares of original issue Preferred Stock beneficially owned as of May 31, 2000, by (i) each person known by PalWeb to beneficially own five percent (5%) or more of the outstanding Common Stock or Preferred Stock, (ii) each current director and executive officer and (iii) all current directors and executive officers as a group. The original issue Preferred Stock is considered the equivalent of Common Stock, since it is voting and convertible into Common Stock on a share for share basis. As of May 31, 2000, PalWeb had 242,168,244 shares of

Common Stock, including 43,500,000 shares classified as treasury stock owned by PalWeb's subsidiary, Paceco Financial Services, Inc., and 2,885,000 of Preferred Stock outstanding.

                                                                                             PERCENT
                                                                       SHARES                -------
                            NAME                                 BENEFICIALLY OWNED          OWNED(1)
                            ----                                 ------------------          -----
Paul A. Kruger, Chairman of the Board and
President  .................................................              76,955,000(2)          38.18%
Lyle W. Miller, Director and Vice President
(Marketing) ................................................               7,500,000              3.72%
Mark R. Kidd, Director .....................................                 500,000              0.25%
All Directors & Officers as a Group (4 persons) ............              84,955,000(2)          42.15%

----------------------------
(1) Percent owned calculated based on combined total shares of Common Stock and Preferred Stock outstanding, excluding 43,500,000 shares classified as treasury stock owned by PalWeb's indirect wholly owned subsidiary, Paceco Financial Services, Inc., because such shares are not entitled to be voted.

(2) Total includes 10,250,000 shares of Common Stock of which Mr. Kruger only holds the power to vote pursuant to a proxy granted by Michael John; however, as of July 31, 2000, Michael John has publicly claimed that he only owns 240,000 shares of Common Stock. Total also includes 500,000 shares of Common Stock that Mr. Kruger holds on behalf of his minor children.

         There are currently no plans for any arrangement or acquisition which would change ownership of a controlling interest in the common stock of PalWeb.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a related party transaction that occurred in February 2000 in connection with PalWeb's acquisition of Paceco Financial Services, Inc., see
Part I, Item 1, of this Form 10-KSB.

         On January 10, 2000, PalWeb issued the following number of shares of unregistered Common Stock to the following parties as consideration for the cancellation of the debt set forth opposite of such parties' name:

                                   DEBT OWED                NO. OF SHARES ISSUED IN
PARTIES' NAME                      BY PALWEB               CANCELLATION OF SUCH DEBT
-------------                      ----------              -------------------------
Hildalgo Trading Co., L.C.              $701,000                7,010,000
Onward, L.L.C.                           312,429                3,124,786
Paul A. Kruger                           174,000                1,740,000

                                       36

Hildalgo Trading Co., L.C. and Onward, L.L.C. are wholly owned by Paul A.
Kruger.

         Also on January 10, 2000, PalWeb issued 3,500,210 shares of unregistered Common Stock of PalWeb to Hildalgo Trading Co., L.C. as consideration for consulting services provided to PalWeb by Hildalgo Trading Co., L.C.

         In a related party transaction in April 1999, Paceco distributed 8,500,000 shares of Common Stock it received pursuant to an Agreement for Sale of Machinery by and between Plastic Pallet Production, Inc. and Pace Plastic Pallets, Inc. to certain parties employed by or associated with Paul A. Kruger, including Ron Hale, the former President of PPP, and Mark Kidd.

         For a related party transaction involving Onward, L.L.C, an affliliate of Mr. Kruger, see Part I, Item 2 of this Form 10-KSB.

         For certain related party transactions whereby PalWeb issued Common and Preferred Stock to officers and directors in exchange for such officers' and directors' management services as well as for consideration in other transactions, see Recent Sales of Unregistered Securities, Part II, Item 5 of this Form 10-KSB.

         For a related party transaction involving an affiliate of Paul Kruger that extended PalWeb a $400,000 line of credit payable on December 1, 2000 with interest at 18%, see Item 6.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


   EXHIBIT NO.      DESCRIPTION
   2.1*             Stock Exchange Agreement dated September 26, 1997 by and among Plastic
                    Pallet Production, Inc., the shareholders of Plastic Pallet Production,
                    Inc. and Cabec Energy Corp., as amended

   2.2*             Agreement and Plan of Reorganization by and among PalWeb Corporation, PP
                    Financial, Inc. and Pace Holding, Inc. dated January 21, 2000

   3.1*             Certificate of Incorporation of PalWeb Corporation

   3.2*             By-laws of PalWeb Corporation

   4.1**            Certificate of Designation, Preferences and Rights of Preferred Stock
                    Providing for an Issue of Preferred Stock Designated "Convertible Preferred
                    Stock"




   EXHIBIT NO.      DESCRIPTION

   10.1*            Loan Agreement by and between Mr. Ralph Curton, Jr. and PalWeb
                    Corporation dated December 1, 1999

   10.2*            Personnel Staffing Agreement by and between Accord Human
                    Resources, Inc. and Plastic Pallet Production Company, Inc.
                    dated January 19, 1999

   10.3*            First Supplement to the Stock Purchase Exchange Agreement of
                    March 11, 1998 dated August 3, 1998 and Executive Agreement between Plastic Pallet Production, Inc. and Vimonta AG dated
                    December 10, 1998 (both documents were translated from German to English)

   10.3(a)*         First Supplement to the Executive Agreement between Plastic
                    Pallet Production, Inc. and Vimonta AG dated May 19, 1999
                    (this document was translated from German to English)

   10.4*            Stock Purchase/Exchange Agreement by and among Dr. Michael
                    Hoenig, Margaret Jung and Cabec Energy Corp. dated March 11,
                    1998

   10.5*            Lease Agreement by and between Onward, L.L.C. and Plastic
                    Pallet Production, Inc. dated April 5, 1999

   10.6*            Indemnity Agreement by and between The Union Group, Inc. and
                    Cabec Energy Corp. dated August 31, 1998

   10.7**           Pallet Test #714 prepared dated November 24, 1999 for Plastic
                    Pallet Production, Inc. prepared by Container Technology
                    Laboratory, Inc.

   10.8**           Promissory Note in the amount of $400,000 payable to Hildalgo
                    Trading Company, L.C. dated July 27, 2000

   10.9**           Security Agreement by and between PalWeb Corporation and
                    Hildalgo Trading Company, L.C. dated July 27, 2000

   10.10**          Security Agreement by and between Plastic Pallet Production,
                    Inc. and Hildalgo Trading Company, L.C. dated July 27, 2000

   10.11            Settlement Agreement and Mutual Release by and among Paceco
                    Financial Services, Inc., Pace Holding, Inc., Pace Acquisition
                    Co. and Albernice Pace

   21.1*            Subsidiaries of PalWeb Corporation

   27.1             Financial Data Schedule

   99.1*            Default Judgment for CABEC ENERGY CORP VS. WOLFGANG ULLRICH
                    AND ROSARIN CHAISAYAN, No. DV-99-00110-E, District Court,
                    Dallas County, Texas, 101st Judicial District



   EXHIBIT NO.      DESCRIPTION

   99.2*            Default Judgment for PALLET PRODUCTION, INC., PALWEB
                    CORPORATION AND ONWARD, L.L.C. VS. CHARTEX AG AND NEW INTER
                    HKB AG, No. 99-10249-B, District Court, Dallas County, Texas,
                    44th Judicial District

------------------
* Incorporated herein by reference to Part III, Item 1 of Amendment No. 3 to PalWeb's Form 10-SB, which was filed on May 2, 2000.
** Incorporated herein by reference to Part III, Item 1 of Amendment No. 5 to PalWeb's Form 10-SB, which was filed on July 20, 2000.

(b) Reports on Form 8-K:

         PalWeb did not file any reports on Form 8-K during the last quarter of the period covered by this report.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PALWEB CORPORATION
                                                (Registrant)

Date:  08/29/00
                                             /s/ Paul A. Kruger
                                            ------------------------------------
                                            Paul A. Kruger, Chairman of the
                                            Board and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  08/29/00
                                             /s/ Paul A. Kruger
                                            ------------------------------------
                                            Paul A. Kruger, Chairman of the
                                            Board and President (Chief Executive
                                            Officer, Principal Financial Officer
                                            and Principal Accounting Officer)

Date:  08/29/00
                                             /s/ Lyle W. Miller
                                            ------------------------------------
                                            Lyle W. Miller, Director and
                                            Vice-President, Marketing

Date:  08/29/00
                                             /s/ Mark R. Kidd
                                            ------------------------------------
                                            Mark R. Kidd, Director

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF PALWEB CORPORATION

Independent Auditor's Report................................................F-1

Consolidated Balance Sheet..................................................F-3

Consolidated Statements of Operations ......................................F-5

Consolidated Statements of Changes in Stockholders' Deficiency..............F-7

Consolidated Statements of Cash Flows ......................................F-8

Notes to Consolidated Financial Statements .................................F-9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
PalWeb Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of PalWeb Corporation and subsidiaries as of May 31, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of PalWeb Corporation and subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for the years ended May 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2000, raises substantial doubt about its ability to continue as a going concern. In addition, PalWeb has an indirect wholly owned subsidiary which issues thrift accounts and savings certificates to investors. The subsidiary does not have sufficient assets to liquidate investors' thrift accounts and savings certificates. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                           HULME RAHHAL HENDERSON,INC.

August 14, 2000
Ardmore, Oklahoma

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2000

           ASSETS
MANUFACTURING:
  Current Assets:
   Cash                                                             $      4,797
   Accounts receivable                                                       800
   Inventory                                                              13,723
   Prepaid Expenses                                                       82,164
                                                                    ------------
         Total current assets                                            101,484

  Property, Plant and Equipment, net
   of accumulated depreciation (Note 6)                                1,789,429

  Other Assets:
   Patent costs, net                                                      56,751
   Deposits and other                                                     30,173
                                                                    ------------
         Total other assets                                               86,924
                                                                    ------------

         TOTAL MANUFACTURING ASSETS                                    1,977,837
                                                                    ------------

FINANCE AND REAL ESTATE:
  Cash                                                                   263,085
  Loans receivable, net of allowance for
   doubtful accounts (Note 5)                                          2,368,154
  Property and equipment, net of
   allowance for depreciation (Note 6)                                 1,474,404
  Other assets (Note 7)                                                  710,442
                                                                    ------------
         TOTAL FINANCE AND REAL ESTATE ASSETS                          4,816,085
                                                                    ------------

TOTAL ASSETS                                                        $  6,793,922
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

MANUFACTURING:
  Current Liabilities:
   Current portion of long term debt (Note 8)                       $    502,500
   Accounts payable                                                      391,718
   Accrued expenses                                                      130,548
   Payable to related parties (Note 11)                                  235,000
                                                                    ------------
         Total current liabilities                                     1,259,766

  Lease Finance Obligation (Note 14)                                   1,766,958
                                                                    ------------

         TOTAL MANUFACTURING LIABILITIES                               3,026,724
                                                                    ------------

FINANCE AND REAL ESTATE:
  Thrift accounts and time certificates (Note 9)                       6,663,489
  Accrued interest payable
   and other liabilities (Note 10)                                       242,490




  Notes payable (Note 8)                                               1,214,710
                                                                    ------------

         TOTAL FINANCE AND REAL ESTATE LIABILITIES                     8,120,689
                                                                    ------------

CONTINGENCIES (Notes 20 and 21)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 2,775,000                                      278
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 242,278,244                              24,227,825
  Additional paid-in capital                                           9,748,661
  Deficit accumulated during development stage                       (33,779,989)
                                                                    ------------
                                                                         196,775
  Treasury stock, 43,500,000 shares common                            (4,550,266)
                                                                    ------------
         TOTAL STOCKHOLDERS' DEFICIENCY                               (4,353,491)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  6,793,922
                                                                    ============

The accompanying notes are an integral part of this consolidated financial statement.

                                    PALWEB CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                    From Inception
                                                          Year Ended May 31,        (November 20,
                                                     ----------------------------      1995) to
                                                         2000            1999        May 31, 2000
                                                     ------------    ------------    ------------
MANUFACTURING:
  Sales                                              $     14,013    $     51,510    $    106,707

  Expenses:
   Research and development                                     -               -         406,943
   Salaries and benefits                                  357,226         298,414       1,351,332
   General and administrative
    expenses                                            1,949,987       5,461,643       8,757,708
   Depreciation expense                                   204,805         154,587         613,919
   Impairment                                                   -               -       3,456,231
   Interest expense                                       188,822         241,764         652,013
                                                     ------------    ------------    ------------
         Total expenses                                 2,700,840       6,156,408      15,238,146
                                                     ------------    ------------    ------------

  Other income (expense):
   Gain on settlement of
    liabilities                                            57,479               -          57,479
   Other                                                   (4,877)         74,173         272,308
                                                     ------------    ------------    ------------
         Total other income (expense)                      52,602          74,173         329,787
                                                     ------------    ------------    ------------

         LOSS FROM MANUFACTURING OPERATIONS            (2,634,225)     (6,030,725)    (14,801,652)

FINANCE AND REAL ESTATE:
  Revenues -
   Interest and fees on loans                              68,906               -          68,906
   Rental income                                           28,532               -          28,532
   Other income                                               586               -             586
   Gain on sale of assets                                  (1,250)              -          (1,250)
                                                     ------------    ------------    ------------
         Total Revenues                                    96,774               -          96,774
                                                     ------------    ------------    ------------

  Expenses -
   Interest on thrift accounts and
    time certificates                                      72,514               -          72,514
   Interest on notes payable                               17,491               -          17,491
   Salaries and benefits                                   16,864               -          16,864
   Other operating expenses                               160,418               -         160,418
   Provision for credit losses                            180,000               -         180,000
   Depreciation and amortization                          110,704               -         110,704
                                                     ------------    ------------    ------------
         Total expenses                                   557,991               -         557,991
                                                     ------------    ------------    ------------

         LOSS FROM FINANCE AND REAL
          ESTATE OPERATIONS                              (461,217)              -        (461,217)
                                                     ------------    ------------    ------------

LOSS FROM TOTAL OPERATIONS, BEFORE
DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN         (3,095,442)     (6,030,725)    (15,262,869)

LOSS FROM DISCONTINUED OPERATION                                           (7,300)       (857,061)

EXTRAORDINARY GAIN                                              -          68,616          68,616
                                                     ------------    ------------    ------------

NET LOSS                                             $ (3,095,442)   $ (5,969,409)   $(16,051,314)
                                                     ============    ============    ============

LOSS PER COMMON SHARE:
 Loss before discontinued operations
  and extraordinary loss                             $      (0.02)          (0.03)
 Loss from discontinued operation                               -               -




 Extraordinary loss                                             -               -
                                                     ------------    ------------

 Loss per common share                               $      (0.02)   $      (0.03)
                                                     ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   207,608,000     183,189,000
                                                     ============    ============




The accompanying notes are an integral part of this consolidated financial statement.

                                        PALWEB CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY




                                 Preferred Stock                 Common Stock            Additional                      Total
                           ---------------------------   ---------------------------      Paid-in     Accumulated    Stockholders'
                              Shares         Amount         Shares         Amount         Capital       Deficit       Deficiency
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances,
 May 31, 1998                   380,000             38    166,856,046     16,685,605      1,797,015    (21,183,623)    (2,508,987)

Issuance of stock for
 services                       500,000             50     48,125,000      4,812,500        200,450              -      5,013,000

Stock issued for debt                 -              -      3,000,000        300,000         30,000              -        330,000

Distribution of energy
 services segment to
 minority stockholders                -              -              -              -              -       (238,395)      (238,395)

Net loss                              -              -              -              -              -     (5,969,409)    (5,969,409)
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCES,
 May 31, 1999                   880,000             88    217,981,046     21,798,105      2,027,465    (27,391,427)    (3,565,769)

Issuance of stock for
 services                       125,000             13     14,625,210      1,462,521         18,737              -      1,481,271

Contribution of debt
 to capital                           -              -              -              -        189,000              -        189,000

Stock issued in
 satisfaction of
 debt                         3,963,890            396     12,334,790      1,233,479        627,538              -      1,861,413

Default judgement on
 related party debt                   -              -              -              -      1,619,422              -      1,619,422

Preferred stock
 converted to common         (2,193,890)          (219)     2,193,890        219,389       (219,170)             -              -

Cancellation of
 common stock                         -              -    (54,856,692)    (5,485,669)     5,485,669              -              -

Stock issued in
 acquisition                          -              -     50,000,000      5,000,000              -     (3,293,120)     1,706,880

Net loss                              -              -              -              -              -     (3,095,442)    (3,095,442)
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCES,
 May 31, 2000                 2,775,000            278    242,278,244   $ 24,227,825   $  9,748,661   $(33,779,989)  $    196,775
                           ============   ============   ============   ============   ============   ============   ============


The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             From Inception
                                                    Year Ended May 31,       (November 20,
                                               ---------------------------     1995) to
                                                   2000           1999       May 31, 2000
                                               ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $ (3,095,442)  $ (5,969,409)  $(16,051,314)
 Adjustments to reconcile net loss to
  cash used by operating activities:
   Depreciation and amortization                    315,509        154,587        755,423
   Extraordinary gain on debt retirement                  -        (68,616)       (68,616)
   Consulting services paid by
    issuance of common stock                      1,481,271      5,013,000      6,716,271
   Impairment of investment                               -              -      3,145,000
   Loss of disposition of property                    4,877              -        316,108
   Provision for credit losses                      180,000              -        180,000
   Changes in accounts receivable                      (800)             -           (800)
   Changes in inventory                              (3,785)        23,749        (13,723)
   Changes in other assets                          (78,303)        (1,426)      (164,140)
   Changes in payable - related party               707,909        410,369      2,930,901
   Changes in accounts payable
    and accrued expenses                            201,882        244,600      2,043,746
   Increase in customer deposits                          -        300,000        300,000
                                               ------------   ------------   ------------
         Net cash provided by (used)
          operating activities                     (286,882)       106,854         88,856

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                (233,049)      (140,906)    (3,448,622)
 Net liabilities from acquisition
  of finance and real estate                        230,724              -        230,724
 Proceeds from sale of equipment                     19,461         74,995         94,456
 Proceeds from lease finance obligation                   -        149,517        149,517
                                               ------------   ------------   ------------
         Net cash provided by (used)
          investing activities                       17,136         83,606     (2,973,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                        452,500         50,000      1,466,307
 Payments on notes payable                           (9,355)      (239,750)      (249,105)
 Decrease in loans receivable                        89,483              -         89,483
 Decrease in savings certificates                     4,290              -          4,290
 Proceeds from mortgage payable -
  related party                                           -              -      1,350,000
 Proceeds from issuance of common stock                   -              -        491,976
                                               ------------   ------------   ------------
         Net cash provided (used) by
          financing activities                      536,918       (189,750)     3,152,951
                                               ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                     267,172            710        267,882
CASH, beginning of period                               710              -              -
                                               ------------   ------------   ------------

CASH, end of period                            $    267,882   $        710   $    267,882
                                               ============   ============   ============




SUPPLEMENTAL INFORMATION (Note 18)







The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Effective December 12, 1997, PalWeb Corporation ("PalWeb"), formerly Cabec Energy Corporation, was acquired in a reverse acquisition by the stockholders of Plastic Pallet Production, Inc. ("PPP") whereby the stockholders of PPP became majority owners of PalWeb. Pursuant to the agreement, PalWeb exchanged its common stock for the outstanding common stock of PPP and the assets and liabilities of PalWeb and its subsidiaries as of the effective date were to be transferred into a new company whose stock was to be distributed to the stockholders of PalWeb, other than the new stockholders resulting from the PPP stock transfer. This latter distribution was effected November 10, 1998.

         The business of PalWeb as of December 12, 1997 was principally involved in energy services. Since the disposition of the energy services net assets was approved at the time of approval of the PPP stock exchange, these net assets were accounted for as discontinued operations. Further, the distribution effected as of November 10, 1998 is accounted for as a spin off in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions."

         PalWeb is principally engaged in the manufacture and marketing of plastic pallets and the related injection molding equipment necessary to produce plastic pallets.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of PalWeb and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         DEVELOPMENT STAGE COMPANY

         PPP from its inception, November 20, 1995, has pursued the development of a plastic pallet which will compete with traditional wood pallets. Additionally, PPP has designed an injection molding machine which it anticipates can be built and operated more economically than competitive equipment. At May 31, 2000, both products are in the development stage. PPP expects these products to become commercially marketable during the next year.

         STATEMENT OF CASH FLOWS

         PalWeb considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         USE OF ESTIMATES

         The preparation of PalWeb's financial statements in conformity with generally accepted accounting principles requires PalWeb's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

         INVENTORY

         Inventory consists of finished pallets and is stated at the lower of cost (first-in, first-out) or market value.

         LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Installment loans are stated at the amount of unpaid principal and interest, reduced by unearned interest and an allowance for credit losses. Interest income is recognized when earned except where serious doubt exists as to the ultimate collectibility of the interest in which case no accrual of interest is made.

         The allowance for credit losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of the installment loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

         Loans to customers are primarily in Oklahoma of which $629,827 at May 31, 2000 are loans to the rent-to-own retail furniture industry. The Company performs ongoing credit valuations of customers and generally requires collateralization of the loan. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

         PROPERTY, PLANT AND EQUIPMENT

         PalWeb's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives, as follows:

           Manufacturing:
            Plant building                                            20 years
            Plant improvements                                         7 years
            Production machinery equipment                          5-10 years
            Office equipment & furniture & fixtures                 3- 5 years

           Finance and real estate:
            Buildings                                                 30 years
            Leasehold improvements                                    10 years
            Furniture and fixtures                                  3-10 years
            Vehicles                                                   5 years

         Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount. If the asset carrying amount exceeds the cash flows, a write-down to market value or discounted cash flow value is required.

         INVESTMENT IN VIMONTA AG

         PalWeb's 20% ownership in Vimonta AG is valued at cost since management has no board representation, financial information or other influence on the operation of Vimonta AG.

         PATENTS

         Amortization expense for the costs incurred by PalWeb to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 17 years.

         GOODWILL

         The excess of cost over the value of net assets acquired (goodwill) is being amortized on a straight-line basis over thirty months.

         RECOGNITION OF REVENUES

         Revenue is recognized when the product is shipped.

         INCOME TAXES

         PalWeb accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based in the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         RESEARCH AND DEVELOPMENT COSTS

         Research and Development costs are charged to operations in the period incurred.

         LOSS PER SHARE

         Loss per share is computed based on weighted average number of shares outstanding. Convertible preferred stock and stock options are not considered as their effect is antidilutive.

         ACCOUNTING CHANGES

         During the year ended May 31, 1999, PalWeb adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The implementation of this standard does not have a material effect on PalWeb's consolidated financial statements.

2.       CONTINUATION AS A GOING CONCERN

         The accompanying financial statements have been prepared assuming that PalWeb will continue as a going concern. PalWeb is in the development stage and has suffered significant losses from operations. To date, PalWeb has received substantial advances from investors but will require additional substantial funding in order to implement its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations through short-term loans from an individual and advances and loans from its principal stockholder and officer. Management continues to seek long-term and/or permanent financing through pursuit of a private placement of securities, licensing arrangements and other methods. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raise substantial doubt about PalWeb's ability to continue as a going concern. It is management's opinion that the funding required to reach necessary production levels will be obtained and, based upon expressions of interest from potential customers, PalWeb will obtain adequate sales to reach a profitable status, and will continue as a going concern.

         As discussed in Note 4, PalWeb acquired Paceco Financial Services, Inc.
         (PFS) in April 2000. PFS is working with the Oklahoma Department of Securities to adopt a plan to liquidate the investment and savings certificates of PFS. The plan has not yet been finalized or approved. To repay its obligations, PFS will be required to liquidate its assets including common stock holdings of PalWeb and as of May 31, 2000, there would not be sufficient funds to fully repay its obligations. At May 31, 2000, PFS had assets available for liquidation and liabilities as follows:


            Assets available for liquidation:
                  Cash                                              $   263,000
                  Loans receivable, net
                   of allowance for losses                            2,367,000
                  PalWeb common stock, 43,500,000
                   shares at two cents per share                        870,000
                                                                    -----------
                                                                      3,500,000
                                                                    -----------

            Liabilities:
                  Thrift accounts and
                   time certificates                                  6,664,000
                  Accrued liabilities                                   226,000
                  Notes payable                                         218,000
                                                                    -----------
                                                                      7,108,000
                                                                    -----------

           Deficit                                                  $(3,608,000)
                                                                    ===========

3.       SEGMENT OF BUSINESS

         The Company's business has three reportable segments - manufacturing, finance and real estate. The manufacturing segment is the production of plastic pallets and is separately presented in the accompanying financial statements. The finance and real estate segments were acquired during 2000. The finance segment is the business of lending money. The real estate segment consists of owning and operating real estate, principally commercial properties. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant.

                                                                         Real
                                                           Finance      Estate      Total
                                                          ---------    --------    -------
         Year Ended September 30, 2000:
         Revenues from external customers:
          Interest income                                $    68,906  $        -  $   68,906
          Rental income                                          418      28,114      28,532
         Interest Expense                                     75,807      14,198      90,005
         Depreciation and amortization                       105,910       4,794     110,704
         Income (loss) before income taxes                  (451,792)     (9,425)   (461,217)

4.       BUSINESS ACQUISITION

         On April 3, 2000, PalWeb acquired Pace Holding, Inc. (Pace) and its subsidiary, Paceco Financial Services, Inc. (PFS). PFS is engaged in the business of lending money and commercial real estate operations. Pace was wholly owned by the chairman and principal stockholder of PalWeb. The acquisition was accounted for as a purchase and the results of Pace's operations were included in PalWeb' 2000 consolidated financial statements from the date of acquisition. PalWeb issued 50,000,000 shares of common stock in exchange for the outstanding stock of Pace. The value of the acquisition is $5,000,000 based on the fair value of the common stock of PalWeb. The acquisition was recorded at the net book value of Pace due to the related party transaction and no additional goodwill was recorded as a result thereof. PFS holds 43,500,000 shares of common stock of PalWeb and this stock is reflected as Treasury Stock in the balance sheet at its initial cost.

         The following unaudited pro forma consolidated results of operations are presented as if the Pace acquisition had been made at the beginning of the years presented.

                                                                         Years Ended May 31,
                                                                     ------------------------
                                                                       2000          1999
                                                                    -----------   -----------
                  Revenue:
                   Sales                                            $    14,013   $    51,510
                   Interest and rental income                           729,656       961,177
                                                                    -----------   -----------
                     Total Revenue                                      743,669     1,012,687

                  Net loss                                           (3,947,271)   (3,851,171)

                  Net loss per share                                       (.02)         (.02)

         The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred at the beginning of the dates presented nor is it indicative of the results that would occur in the future.

5.       LOANS RECEIVABLE

         Loans for finance and real estate at May 31, 2000 consist of the following:

                  Installment loans                                              $2,890,956
                  Unearned interest                                                 (32,955)
                  Allowance for credit losses                                      (489,847)
                                                                                 ----------
                                                                                 $2,368,154
                                                                                 ==========

         Changes in the allowance for credit losses for the year ended May 31, 2000 are as follows:



          Balance, beginning of year                                             $   309,847
          Provision                                                                  180,000
          Loans charged-off                                                                -
          Recoveries                                                                       -
                                                                                 -----------
          Balance, end of period                                                 $   489,847
                                                                                 ===========

         Loans past due and on nonaccrual status at May 31, 2000 total $336,962.

         The installment loans, in order to reduce credit risk, are secured by various forms of collateral, including first mortgages on real estate, liens on personal property, savings deposits, etc. In the event of default by the borrower, the Company would incur a loss to the extent that the value of the collateral is less than the outstanding balance of the loan.

6.       PROPERTY, PLANT AND EQUIPMENT

         A summary of the property, plant and equipment is as follows:


           Manufacturing:
            Land                                                                 $    85,000
            Plant building                                                         1,166,127
            Plant improvements                                                       141,791
            Production machinery and equipment                                       806,644
            Furniture and fixtures                                                   127,936
                                                                                 -----------
                                                                                   2,327,498
            Less: accumulated depreciation                                          (538,069)
                                                                                 -----------
                                                                                 $ 1,789,429
                                                                                 ===========

           Finance and real estate:
            Buildings                                                            $ 1,376,839
            Furniture and fixtures                                                   167,487
                                                                                 -----------
                                                                                   1,544,326
            Less: accumulated depreciation                                           (69,922)
                                                                                 -----------
                                                                                 $ 1,474,404
                                                                                 ===========

         Depreciation expense for the years ended May 31, 2000 and 1999 is $210,031 and $151,358, respectively.

7.       OTHER ASSETS

         The components of other assets for finance and real estats at May 31, 2000 consist of the following:

                  Other receivables                                              $    10,000
                  Investments                                                         10,500
                  Accrued interest on loans                                           36,459
                  Prepaid expenses                                                     6,578
                  Goodwill, net of accumulated
                   amortization of $862,577                                          643,261
                  Other                                                                3,644
                                                                                 -----------

                                                                                 $   710,442
                                                                                 ===========

                                      F-14

8.       LONG TERM DEBT AND NOTES PAYABLE

         A summary of the notes payable as of May 31, 2000 are as follows:


         Manufacturing:
          Note payable to bank, interest at 2% over
           prime, due May 2000                                               $     50,000

          Note payable to individual under a
           $500,000 line of credit, interest at
           8.5%, due December 1, 2001                                             452,500
                                                                             ------------

                                                                                  502,500
                Current portion                                                   502,500
                                                                             ------------
                Long-term debt                                               $          -
                                                                             ============

         Finance and real estate:

          Notes payable to bank, secured by real estate mortgages, prime interest rate (9.25% at 5/31/00), due in installments
           through July, 2004                                                $    996,303

          Note payable to bank, secured by real
           estate mortgages, prime interest rate
            (9.25% at 9/30/00) due May, 2000                                      218,407
                                                                             ------------
                Total Notes Payable                                          $  1,214,710
                                                                             ============

         Maturities of notes payable for years ended May 31 is as follows:

                            2000                     737,434
                            2001                      18,122
                            2002                      19,871
                            2003                      21,789
                            2004                     919,994

         The note payable to an individual in the amount of $452,500 is convertible into PalWeb common stock effective June 1, 2000 at the rate of $.10 per share (4,525,000 shares based on outstanding balance at May 31, 2000). Further, beginning December 1, 2001, PalWeb may convert the outstanding balance of the note into its common stock at the same rate.

         During 1999 the creditor foreclosed on the land in satisfaction of the debt. A loss of $76,155 resulted from the foreclosure which is classified as an extraordinary item.

         During 1999, PalWeb negotiated a settlement on the note payable to individual in the amount of $490,980 at May 31, 1998, plus accrued interest, by issuance of 2,000,000 shares of its common stock, cash payment of $110,000 and transfer of title to certain undeveloped land valued at approximately $193,000. The result is classified as an extraordinary gain of $22,350.

9.       THRIFT ACCOUNTS AND TIME CERTIFICATES

         The components of thrift accounts and time certificates for finance and real estate at May 31, 2000 are as follows:

          Thrift accounts:


           Passbook savings - 6 percent                        $  2,212,841
           Passbook savings - 8 percent                             160,295
                                                               ------------
                                                                  2,373,136
                                                               ------------
           Time certificates:
            6-month certificates (weighted
             average rate at May 31, 2000,
             was 6.25 percent)                                      546,693

            12-month certificates (weighted
             average rate at May 31, 2000,
             was 6.50 percent)                                    1,471,453

            30-month certificates (weighted
             average rate at May 31, 2000,
             was 7.50 percent)                                    2,272,207
                                                               ------------
                                                                  4,290,353
                                                               ------------
                                                               $  6,663,489
                                                               ============

         Annual maturities of time certificates as of May 31, 2000 are as follows:

           Maturing in one year or less                        $  2,950,765
           Maturing in two years or less but not less
            than one year                                         1,275,285
           Maturing in more than two years                           64,303
                                                               ------------
                                                               $  4,290,353
                                                               ============

10.      ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

         The components of accrued interest payable and other liabilities for finance and real estate consist of the following at May 31, 2000:


           Accounts payable and
            accrued expenses                                   $    172,756
           Accrued interest payable                                  69,734
                                                               ------------

             Total                                             $    242,490
                                                               ============

11.      RELATED PARTY TRANSACTIONS

         PalWeb has received substantial funding from certain investors. The investors advanced operating funds totalled $235,000 and $2,222,922 as of May 31, 2000 and 1999. The advances as of May 31, 1999 are non-interest bearing and were cancelled during 2000 as a result of default judgement in the amount of $1,619,422 and exchange for common stock for the balance. The amount of $235,000 outstanding at May 31, 2000, was advanced on May 31, 2000 pursuant to a note payable at 18% interest, due December, 2000.

         The chairman and principal stockholder received 11,874,790 shares of common stock in exchange for debt in the amount of $1,187,479. The exchange ratio was based on fair value of the common stock. In addition, the individual received 3,625,210 shares of common stock in exchange for services totalling $362,521. The value of the services is based on the fair value of the common stock.

         As discussed in Note 4, the chairman and principal stockholder received 50,000,000 shares of common stock in exchange for the outstanding common stock of Pace Holding, Inc.

12.      EXTRAORDINARY GAIN

         During 1999, PalWeb negotiated settlement and incurred foreclosure on certain notes payable, see Note 8. Additionally, PalWeb issued 1,000,000 shares of common stock in settlement of an account payable totaling $183,993. The net gain from these transactions totaled $68,616.

13.      FEDERAL INCOME TAXES

         Deferred taxes as of May 31, 2000 are as follows:


                   Net operating loss                             $  4,094,518
                   Loss on impairment of investment                  1,151,070
                   Accrued liabilities                                  41,800
                   Gain on sale of plant for tax purposes              160,681
                   Allowance for credit losses                          68,400
                                                                  ------------
                                                                     5,516,469
                   Less: Valuation allowance                        (5,516,469)
                                                                  ------------
                            Total                                 $          -
                                                                  ============

         Management has provided a valuation allowance for the full amount of the deferred tax asset as PalWeb has yet to progress beyond the development stage of its operations. While management projects that the products being developed will be profitable and the deferred asset will ultimately be realized, PalWeb has not yet reached such stage in its development to place reasonable reliability on product acceptance and marketability.

         The net change in deferred taxes is as follows:


                                                                Year Ended May 31,
                                                          ---------------------------
                                                                2000         1999
                                                          ------------   ------------
           Net operating loss                             $  1,001,163   $  2,148,948
           Accrued liabilities                                  41,800        (83,852)
           Allowance for credit losses                          68,400              -
           Gain on sale of plant
             for tax purposes                                        -        160,681
           Loss on sale of equipment                                 -        (46,207)
           Change in Valuation
             allowance                                      (1,111,363)    (2,179,570)
                                                          ------------   ------------
                    Tax Benefit                           $          -   $          -
                                                          ============   ============

         PalWeb's effective tax rate differs from the federal statutory rate as follows:
                                                                Year Ended May 31,
                                                          ---------------------------
                                                                2000         1999
                                                          ------------   ------------
           Tax benefit using statutory tax rate           $  1,052,450   $  2,029,599
           Effect of state tax rates                            97,475        155,015
           Net change in valuation allowance                (1,111,163)    (2,179,570)
           Other deductions                                    (38,762)        (5,044)
                                                          ------------   ------------




           Tax benefit, per financial statements          $          - $          -
                                                          ============ ============

         PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2000 as of $11,086,000 expiring as follows:


                     Amount                        Expiration
                  ----------                       ----------
                  $1,290,000                         2012
                  $1,291,000                         2018
                  $5,871,000                         2019
                  $2,634,000                         2020

14.      LEASE FINANCING OBLIGATION

         In April 1999, a related party acquired PalWeb's plant in Dallas, Texas based on an appraisal and subject to a mortgage payable in the amount of $1,350,000. PalWeb executed a one year lease at $12,235 per month to occupy the facility. Management expects to rent the property on a month to month basis at the same rate after the expiration of the initial term.

         PalWeb also has a three year option, expiring April 2002, to purchase the property for $2,700,000. Due to the existence of PalWeb's option to repurchase the property, the transaction has been accounted for as a financing arrangement whereby the plant with a net book value of $1,138,477 at May 31, 2000, continues to be maintained as an asset and depreciated and the related debt in the amount of $1,766,958 at May 31, 2000 (including the mortgage payable of $1,350,000), is classified as lease financing obligation in the balance sheet during the term of the option.

15.      STOCKHOLDERS' EQUITY

         PalWeb issued 12,334,790 and 3,000,000 shares of common stock in 2000 and 1999, respectively, and 3,963,890 shares of preferred stock in 2000 to retire certain liabilities, as discussed in Notes 6, 10 and 11.

         During 2000 and 1999, PalWeb also issued 14,625,210 and 48,125,000 shares of common stock and 125,000 and 500,000 shares of preferred stock, respectively, for services. The services were valued at the market value of the common stock as the preferred is convertible into common on a one-to-one basis.

         Preferred stock is convertible into common stock at a ratio of one to one. Preferred stock outstanding at May 31, 2000 totals 2,775,000 shares.

16.      FINANCIAL INSTRUMENTS

         PalWeb's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2000 and 1999.

17.      DISCONTINUED OPERATIONS

         Information relating to operations discontinued in 1998 and completed in 1999, see Note 1, is as follows:

                                                            1999
                                                        ------------
                   Net sales                            $    381,330
                   Cost of sales                             219,894
                                                        ------------
                   Gross profit                              161,436
                   Operating costs                           169,854
                   Costs of disposal                               -
                   Nonoperating income                         1,118
                                                        ------------

                   Loss, as previously reported               (7,300)
                   Prior period adjustment
                                                        ------------
                   Net loss                             $     (7,300)
                                                        ============


18.      SUPPLEMENTAL INFORMATION OF CASH FLOWS

         Non-cash investing and financing activities for the year ended May 31, are as follows:

                                                             2000         1999
                                                          ----------  ------------
            Property and equipment released
             in foreclosure or negotiated
             settlement of debt                           $        -  $    608,232

            Common stock issuances in exchange for:
             Consulting services                           1,481,271     5,013,000
             Retirement of debt through
               issuance of common stock                    1,861,413       330,000
             Common stock of Pace Holding, Inc.            1,706,880             -

            Elimination of related party debt
             through default judgement                     1,619,422             -

            Conversion of preferred stock                    219,389             -

            Contribution of related party debt
             to paid in capital                              189,000             -

            Reduction of debt and accrued interest
             through foreclosure, negotiated settle-
             ment or issuance of common stock                      -     1,006,848

            Distribution of energy services
             segment to minority stockholders                      -       430,373

            Interest paid                                     53,347             -


19.      LEASES

         PalWeb's subsidiary owns and leases buildings, primarily office space. Terms of leases generally range from one to five years. Future minimum rental income for years subsequent to May 31, 2000 is as follows:

                  Year                                          Amount
                  ----                                        ----------
                                      F-19

                  2001                                         $ 90,727
                  2002                                           41,509
                  2003                                           10,560

         Rental expense on operating leases totalled $7,000 and $-0- for 2000 and 1999, respectively.

20.      REGULATORY REQUIREMENTS

         PalWeb's indirect wholly-owned subsidiary, Paceco Financial Services, Inc. (PFS), is regulated by the Oklahoma Department of Securities. Under the Oklahoma Securities Act, PFS is required to maintain stockholder's equity, which is defined as stockholder's equity plus the allowance for credit losses and valuation allowances, if any, equal to at least 10 percent of thrift accounts, time certificates, and accrued interest payable thereon.

         As of May 31, 2000, PFS is not in compliance with the Act as it pertains to the stockholder's equity requirement.

         PFS maintains a cash account at a depository institution which is pledged to the Oklahoma Department of Securities. The balance of the account is $10,000 at May 31, 2000.

         As discussed in Note 2, PFS is developing a plan to liquidate the investment and savings certificates. Implementation of the plan of liquidation will likely require substantial liquidation of PFS' assets, principally loans and its investment in PalWeb Corporation.

21.      CONTINGENCIES

         Reference is made to Note 2 regarding liquidation of investment certificates of a subsidiary of PalWeb.

         In September 1999, PalWeb obtained a $20,000,000 default judgement against a stockholder/investor. Additionally, the judgement canceled 41,443,308 shares of common stock held by the investor. The investor has four years from the date of judgement to file an action seeking to set aside the judgement. The cancellation of the common stock was accounted for as a contribution to capital.

         In March 2000, PalWeb obtained a default judgement against certain related parties, Chartex AG and New Inter HKB AG, causing the cancellation of 13,413,384 shares of common stock and advances from related party in the amount of $1,619,422. The cancellations were recorded as a contribution to additional paid in capital.

         A note payable to an individual - Ralph Curton, see Note 8, is in default. Mr. Curton has filed suit to collect the outstanding balance plus interest and collection fees.

         PalWeb entered into consulting agreements with Crescent Road Corporation and Consolidated Capital Group, Inc. in exchange for PalWeb common stock. The agreements require PalWeb to take such action by June 1, 2000, necessary to make the common stock freely tradeable or pay a penalty by issuance of an additional 1,750,000 shares of common stock. Management intends to contest the issuance of additional shares due to failure by the consultants to complete specified performance under the agreements.

         PalWeb is named in a lawsuit against Cooper Manufacturing Corporation, an investment distributed in the spin off as discussed in Note 1, Organization. The claim is based on product liability and PalWeb is named based on a contractual indemnity claim. Management is unable to estimate the amount of any possible loss. Further, management does not believe that Cooper Manufacturing is entitled to be indemnified from any loss. In addition, The Union Group, Inc., being the spin off company for energy services, is contractually obligated to indemnify PalWeb for any loss of an energy related matter.

         PalWeb is named in two lawsuits by the former chairman, Michael John. Mr. John claims unspecified damages resulting from defamation and intentional infliction of emotional distress allegedly caused by PalWeb and Paul Kruger and damages associated with certain stock transfers. PalWeb plans to vigorously defend the lawsuit and has asserted counterclaims for mismanagement and breach of fiduciary duty.

         PalWeb and PPP have filed suit against Vimonta to terminate its rights under a certain marketing agreement and to avoid any claims Vimonta alleges it has under such marketing agreement including that it is entitled to exclusive rights in all of PalWeb's technology and formulas for plastic pallet production in Europe, Asia, the territories of the former USSR and South America; that it is entitled to immediately receive all of the valuable patents and proprietary information of PalWeb and PPP; that PalWeb and PPP must ship products to Vimonta at cost and without profit or margins of any kind and that PalWeb and PPP's only rights are to receive whatever benefits PalWeb derives from being a 20% shareholder of Vimonta. PalWeb and PPP have requested declaratory judgment determining that Vimonta has no enforceable rights to the patents, technology and other proprietary information and that the alleged agreements are unenforceable and void. In addition, PalWeb and PPP contend that Vimonta and Michael John, PalWeb's former Chief Executive Officer, have acted in concert to deprive PalWeb and PPP of their valuable rights by creating documents that purport to be binding agreements but which are unclear, incomplete and full of confusion and which purport to convey valuable rights to Vimonta without consideration. As a result, PalWeb and PPP have incurred damages in their business and expenses due to these unfounded claims which they seek to recover from Vimonta.

         Management believes that the resolution of the lawsuits in the previous three paragraphs will not have a material effect on PalWeb's financial condition, results of operation or cash flows.