Form 10QSB
period 2000-08-31
PALWEB CORP
filed 2000-10-16
CIK 1088413

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________

Commission file number        000-26331
                      ---------------------------------------------------------

                               PALWEB CORPORATION
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               75-1984048
    ----------------------------------                --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

      1607 WEST COMMERCE STREET                        DALLAS, TEXAS 75208
    -----------------------------------------       ---------------------------
     (Address of principal executive offices)       (City, State and Zip Code)

                                 (214) 698-8330
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)

 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: OCTOBER 6, 2000 - 242,528,244 COMMON SHARES, $0.10 PAR VALUE OF WHICH 43,500,000 ARE OWNED BY A SUBSIDIARY OF PALWEB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes      No  X
   -----   -----

                               PALWEB CORPORATION

                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           PAGE

                  Statements of Operations
                  For the Three Month Periods Ended
                  August 31, 2000 and 1999                                 1

                  Balance Sheets as of August 31,
                  2000 and May 31, 1999                                    2

                  Statements of Cash Flows for the
                  Three Month Periods Ended August 31,
                  2000 and 1999                                            4

                  Notes to Financial Statements                            5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         6

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 5.  OTHER INFORMATION                                                 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended       From Inception
                                                                        August 31,           (November 20,
                                                                 -------------------------      1995) to
                                                                     2000          1999      AUG.31, 2000
                                                                 ------------  -----------   --------------
MANUFACTURING:
  Sales                                                          $    13,579   $         -   $    120,286

  Expenses:
   Research and development                                                -             -        406,943
   Salaries and benefits                                              64,646        67,747      1,415,978
   General and administrative
    expenses                                                         300,299       732,728      9,058,007
   Depreciation expense                                               54,198        37,840        668,117
   Impairment                                                              -             -      3,456,231
   Interest expense                                                   64,410        38,383        716,423
                                                                 -----------   -----------   ------------
         Total expenses                                              483,553       876,698     15,721,699
                                                                 -----------   -----------   ------------

  Other income (expense):
   Gain on settlement
    of liabilities                                                         -             -         57,479
   Other                                                                   -        (6,337)       272,308
                                                                 -----------   -----------   ------------
         Total other income (expense)                                      -        (6,337)       329,787
                                                                 -----------   -----------   ------------

         LOSS FROM MANUFACTURING
          OPERATIONS                                                (469,974)     (883,035)   (15,271,626)

FINANCE AND REAL ESTATE:
  Revenues -
   Interest and fees on loans                                         88,211             -        157,117
   Rental income                                                      50,938             -         79,470
   Other income                                                        1,171             -          1,757
   Gain (loss) on sale of assets                                        (240)            -         (1,490)
                                                                 -----------   -----------   ------------
         Total Revenues                                              140,080             -        236,854
                                                                 -----------   -----------   ------------

  Expenses -
   Interest on thrift accounts and
    time certificates                                                112,908             -        185,422
   Interest on notes payable                                          21,313             -         38,804
   Salaries and benefits                                              22,131             -         38,995
   Other operating expenses                                          119,147             -        279,565
   Provision for credit losses                                             -             -        180,000
   Depreciation and amortization                                     204,102             -        314,806
                                                                 -----------   -----------   ------------
         Total expenses                                              479,601             -      1,037,592
                                                                 -----------   -----------   ------------

         LOSS FROM FINANCE AND REAL
          ESTATE OPERATIONS                                         (339,521)            -       (800,738)
                                                                 -----------   -----------   ------------

LOSS FROM TOTAL OPERATIONS                                          (809,495)     (883,035)   (16,072,364)

LOSS FROM DISCONTINUED OPERATION                                                         -       (857,061)

EXTRAORDINARY GAIN                                                                       -         68,616
                                                                 -----------   -----------   ------------

NET LOSS                                                         $  (809,495)  $  (883,035)  $(16,860,809)
                                                                 ===========   ===========   ============


LOSS PER COMMON SHARE                                            $     (0.01)  $     (0.01)
                                                                 ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              242,528,000   217,981,000
                                                                 ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   August 31,      May 31,
                                                                      2000          1999
                                                                  ------------- ------------
           ASSETS
MANUFACTURING:
  Current Assets:
   Cash                                                           $     2,852   $     4,797
   Accounts receivable                                                    487           800
   Inventory                                                           15,608        13,723
   Prepaid Expenses                                                    73,696        82,164
                                                                  -----------   -----------
         Total current assets                                          92,643       101,484

  Property, plant and equipment                                     2,327,498     2,327,498
  Accumulated depreciation                                           (588,268)     (538,069)
                                                                  -----------   -----------
         Total property, plant and equipment                        1,739,230     1,789,429

  Other Assets                                                         82,926        86,924
                                                                  -----------   -----------

         TOTAL MANUFACTURING ASSETS                                 1,914,799     1,977,837
                                                                  -----------   -----------

FINANCE AND REAL ESTATE:
  Cash                                                                320,355       263,085
  Loans receivable, net of allowance for
   doubtful accounts                                                2,128,775     2,368,154
  Property and equipment, net of
   allowance for depreciation                                       1,466,650     1,474,404
  Other assets                                                        513,867       710,442
                                                                  -----------   -----------

         TOTAL FINANCE AND REAL ESTATE ASSETS                       4,429,647     4,816,085
                                                                  -----------   -----------

TOTAL ASSETS                                                      $ 6,344,446   $ 6,793,922
                                                                  ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                August 31,      May 31,
                                                                                  2000          1999
                                                                              -----------   -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

MANUFACTURING:
  Current Liabilities:
   Current portion of long term debt                                          $   493,347   $   502,500
   Accounts payable                                                               693,655       522,266
   Payable to related parties                                                     479,700       235,000
                                                                              -----------   -----------
         Total current liabilities                                              1,666,702     1,259,766

  Lease Finance Obligation                                                      1,766,958     1,766,958
                                                                              -----------   -----------

         TOTAL MANUFACTURING LIABILITIES                                        3,433,660     3,026,724
                                                                              -----------   -----------

FINANCE AND REAL ESTATE:
  Thrift accounts and time certificates                                         6,630,388     6,663,489
  Accrued interest payable
   and other liabilities                                                          242,783       242,490
  Notes payable                                                                 1,200,601     1,214,710
                                                                              -----------   -----------

         TOTAL FINANCE AND REAL ESTATE LIABILITIES                              8,073,772     8,120,689
                                                                              -----------   -----------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 2,525,000 & 2,775,000                                   253           278
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 242,528,244 & 242,278,244                         24,252,824    24,227,825
  Additional paid-in capital                                                    9,723,687     9,748,661
  Deficit accumulated during development stage                                (34,589,484)  (33,779,989)
                                                                              -----------   -----------
                                                                                 (612,720)      196,775
  Treasury stock, 43,500,000 shares common                                     (4,550,266)   (4,550,266)
                                                                              -----------   -----------
         TOTAL STOCKHOLDERS' DEFICIENCY                                        (5,162,986)   (4,353,491)
                                                                              -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $ 6,344,446     6,793,922
                                                                              ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended     From Inception
                                                                        August 31,         (November 20,
                                                                   ---------------------      1995) to
                                                                     2000         1999      Aug.31, 2000
                                                                   ---------   ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used)
  operating activities                                              (121,617) $    40,181  $    (32,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (6,074)     (57,827)   (3,454,696)
 Net liabilities from acquisition
  of finance and real estate                                               -            -       230,724
 Proceeds from sale of equipment                                           -       18,000        94,456
 Decrease in loans receivable                                        239,379            -       328,862
 Proceeds from lease finance obligation                                    -            -       149,517
                                                                 -----------  -----------  ------------
         Net cash provided by (used)
           investing activities                                      233,305      (39,827)   (2,651,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                               -            -     1,466,307
 Payments on notes payable                                           (23,262)           -      (272,367)
 Decrease in savings certificates                                    (33,101)           -       (28,811)
 Proceeds from mortgage payable -
  related party                                                            -            -     1,350,000
 Proceeds from issuance of common stock                                    -            -       491,976
                                                                 -----------  -----------  ------------
         Net cash provided (used) by
           financing activities                                      (56,363)           -     3,007,105
                                                                 -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                                       55,325          354       323,207
CASH, beginning of period                                            267,882          710             -
                                                                 -----------  -----------  ------------

CASH, end of period                                              $   323,207  $     1,064  $    323,207
                                                                 ===========  ===========  ============


The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2000, and the results of its operations and its cash flows for the three month periods ended August 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2000 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the three month period ended August 31, 2000 is not necessarily indicative of the results to be expected for the full year.

3. Segment of Business - The Company's business has three reportable segments - manufacturing, finance and real estate. The manufacturing segment is the production of plastic pallets and is separately presented in the accompanying financial statements. The finance and real estate segments were acquired on April 3, 1999. The finance segment is the business of lending money. The real estate segment consists of owning and operating real estate, principally commercial properties. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant.

                                                                           Real
                                                             Finance      Estate      Total
                                                            -----------  ---------  -----------
         Three Months Ended August 31, 2000:
         Revenues from external customers:
          Interest income                                   $   88,211  $        -  $   88,211
          Rental income                                            418      50,520      50,938
         Interest Expense                                      117,897      16,324     134,221
         Depreciation and amortization                         196,919       7,183     204,102
         Income (loss) before income taxes                    (355,964)     16,203    (339,521)
         Total Assets                                        3,120,926   1,308,721   4,429,647

4. During the three month period ended August 31, 2000, there were 250,000 shares of preferred stock converted to common stock.


5. The computation of earnings per share is based on the weighted average shares outstanding. For the three month periods ended August 31, 2000 and 1999, the average shares outstanding are 242,528,000 and 217,981,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

         Sales for the three months ended August 31, 2000 represent sales of the PalWeb Corporation's ("PalWeb" or the "Company") tested product. However, PalWeb has not commenced commercial production. As of August 31, 2000, PalWeb has for the most part completed development of its plastic pallet to compete with wood pallets and is in the final stages of modifications and adjustments of the prototype injection molding systems to produce the plastic pallet for commercial sales.

         Production utilizing prototype production equipment began in June 2000 starting at approximately 500 pallets per month. The current production capacity of the prototype machine is approximately 4000 pallets per month. Management expects to begin producing approximately 4000 pallets per month when and if the Company receives orders for pallets that justify that production level. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2000 TO THREE MONTH PERIOD ENDED AUGUST 31, 1999

         The consolidated statements include PalWeb Corporation and its wholly-owned active subsidiaries Plastic Pallet Production, Inc. ("PPP") and Paceco Financial Services, Inc. ("PFS"). PPP represents the manufacturing segment of PalWeb and PFS represents the financial and real estate segments.

         Manufacturing

         The general and administrative expenses for the manufacturing segment for 2000 and 1999 was $300,299 and $732,728, respectively, for a decrease of $432,429. The reduction is primarily due to consulting fees of $628,000 in 1999 compared to none in 2000, offset by a noncash charge in the amount of $175,000 in 2000 relating to the value of the shares of PalWeb common stock required to be issued as a penalty resulting from the Company's failure to register shares issued as consulting fees in December 1999. The Company disputes its obligation to issue such shares because the consultants have failed to perform their obligations.

         Interest expense is $64,410 and $38,383 in 2000 and 1999, respectively. The increase is due to the increase in notes payable and payables to related parties.

         The loss from the manufacturing segment in 2000 and 1999 is $469,974 and $883,035, respectively. The decrease from 1999 to 2000 of $413,061 is primarily due to the reasons discussed above.

         Finance and Real Estate

         The net loss represented by the finance and real estate segments for 2000 was $339,521 of which the financial segment had a loss of $355,724 including a non-cash charge for amortization of goodwill in the amount of $190,274.

The real estate segment had income of $16,203 for the period. These segments relate to operations of PFS, which was acquired in April of 2000 and, accordingly, its results are excluded from the three months ended August 31, 1999.

         Combined

         As a result of the above the consolidated net loss for 2000 was $809,495 while the net loss for 1999 was $883,035. This is a decrease of $73,540.

LIQUIDITY AND CAPITAL RESOURCES

         Reference is made to the section above titled "General to All Periods" regarding the need for long term financing to acquire production equipment to attain commercial production levels. As discussed therein, PalWeb incurred delays in completing its prototype injection molding system which has limited its ability to achieve its anticipated production level of 4,000 pallets per month. PalWeb management projects that the sale of approximately 4,000 pallets per month will provide sufficient cash flow to maintain operations. The Company is currently trying to secure orders that justify increasing production to 4000 pallets per month; however, there is no assurance that the Company will do so.

         The Company has accumulated a working capital deficit of $1,574,059 in connection with its manufacturing operations. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that the Company will secure such financing.

         In connection with an examination of PFS in March 1999, the Oklahoma Department of Securities determined that certain of PFS's activities, including the ownership of real estate and the ownership of equity securities, did not comply with the provisions of the Oklahoma Securities Act relating to the permissible activities of investment certificate issuers. As a result of such determination, PFS ceased making any new investments not permissible to investment certificate issuers. Since that time PFS and the Oklahoma Securities Department have been negotiating an agreed order for the ultimate liquidation of the impermissible assets and repayment of the investment certificates.

         Subsequent to the three months ended August 31, 2000, PFS sent a notice to its depositors stating that, at current market values, the net assets of PFS were inadequate to redeem 100% of the depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") as they come due. Effective October 5, 2000, PFS exercised its right to suspend redemptions of time certificates and withdrawals of passbook savings accounts and has ceased accepting any Deposits. A plan to liquidate assets and partially redeem Deposits has been proposed by PFS and is under consideration by the Oklahoma Department of Securities. PalWeb anticipates that the consent of the Department of Securities to the terms of the proposal is imminent. For a more information regarding the plan of liquidation, see Item 5 of this Form 10-QSB.

         PalWeb has not entered into any conditions, commitments or requirements with the Oklahoma Securities Department that would require it to fund or otherwise be financially responsible for the liabilities of PFS. PFS's ability to fund repayment of investment certificates is substantially dependent on PFS's ability to sell or otherwise receive funding relating to approximately 40,000,000 shares of PalWeb common stock owned by PFS. PalWeb estimates that such stock must be sold for a value of at least $0.12 per share in order for PFS to have sufficient funds to pay the holders of the outstanding investment certificates. PalWeb is not currently contractually or otherwise liable to provide funding to PFS for purposes of funding the repayment of investment certificates. However, because, as of October 13, 2000, PFS was unable to make payment to investment certificate holders as such investment certificates mature, it is possible that holders of investment certificates may assert claims against PalWeb that it is liable for the liabilities of PFS under legal theories relating to piercing the corporate veil or otherwise. In such event, PalWeb might incur additional costs to contest such claims and could ultimately be found to be liable. The effect of any such claims being made against PalWeb could also have an adverse effect on the value of PalWeb's common stock and make it even more difficult for PFS to fund the repayment of its investment certificate liability from liquidation of the PalWeb common stock owned by it. Accordingly, PalWeb may be adversely affected if PFS is unable to meet its obligations.

MATERIAL RISKS

         PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         For a description of the material legal proceedings pending against or on behalf of PalWeb, see Part I, Item 3 of PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000. During the three months ended August 31, 2000, the following legal proceeding filed by PalWeb had material developments:

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

         On September 25, 2000, Vimonta filed a Motion to Dismiss for Lack of Personal Jurisdiction contending, INTER ALIA, that the agreements between Vimonta and PalWeb were negotiated and signed in Europe and that no representative of Vimonta came to the United States until April 2000, after the dispute between Vimonta and PalWeb arose. PalWeb disputes the allegations regarding the purported lack of personal jurisdiction and is preparing an objection to the jurisdictional motion.

         For other events relating to legal proceedings, see Item 5 of this Form 10-QSB.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         For description of a promissory note under which the holder claims that PalWeb is in default, see Part I, Item 3 of PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000. PalWeb disputes the allegations that it has defaulted under such note.

ITEM 5.  OTHER INFORMATION

         On October 10, 2000, PFS sent a notice to its depositors stating that, at current market values, the net assets of PFS were inadequate to redeem 100% of the depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") as they come due. Effective October 5, 2000, PFS exercised its right to suspend redemptions of time certificates and withdrawals of passbook savings accounts and has ceased accepting any Deposits.

         A plan to liquidate assets and partially redeem Deposits has been proposed by PFS and is under consideration by the Oklahoma Department of Securities. PalWeb anticipates that the consent of the Department of Securities to the terms of the proposal is imminent. For a description of the proposed plan, see the Notice to Depositors of Paceco Financial Services, Inc. dated October 10, 2000 attached as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

                  11.1 Computation of Loss per Share is in Note 5 in the Notes to the financial statements.

                  27.1     Financial Data Schedule.

                  99.1 Notice to Depositors of Paceco Financial Services, Inc. dated October 10, 2000.

         B.  Reports on Form 8-K

                  No reports on Form 8-K were filed by PalWeb Corporation during the three months ended August 31, 2000.




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                            PALWEB CORPORATION
                                          -----------------------------------
                                              (Registrant)

Date      10/16/00                        /s/ Paul A. Kruger
        -----------                       -----------------------------------
                                          Paul A. Kruger
                                          Chairman of the Board and President