Form 10QSB/A
period 2000-08-31
PALWEB CORP
filed 2000-11-17
CIK 1088413

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-QSB/A
                               AMENDMENT NO. 1


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number        000-26331
                        -------------------------------------------------------

                               PALWEB CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                DELAWARE                                    75-1984048
-------------------------------------------        ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

       1607 WEST COMMERCE STREET                        DALLAS, TEXAS 75208
-------------------------------------------        ----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: OCTOBER 6, 2000 - 242,528,244 COMMON SHARES, $0.10 PAR VALUE OF WHICH 43,500,000 ARE OWNED BY A SUBSIDIARY
OF PALWEB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes  / /     No  /X/

                              PALWEB CORPORATION
                                FORM 10-QSB/A
                               AMENDMENT NO. 1
                     FOR THE PERIOD ENDED AUGUST 31, 2000

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      1

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

        Sales for the three months ended August 31, 2000 represent isolated sales of PalWeb Corporation's ("PalWeb" or the "Company") tested product. As of August 31, 2000, PalWeb has for the most part completed development of its plastic pallet to compete with wood pallets and is in the final stages of modifying its marketing and manufacturing process to produce plastic pallets for commercial sales.

        Production utilizing the prototype equipment began in June 2000 starting at approximately 500 pallets per month. Management anticipates that it will produce up to 1000 pallets per month during the second quarter of the fiscal year 2001 using existing personnel, or a total of approximately 3,000 pallets. Actual sales for the second quarter of the fiscal year 2001 are expected to total approximately 1000 pallets. The hiring of two additional employees will enable PalWeb to increase production to approximately 2000 pallets per month. Production levels of approximately 4000 pallets per month can be attained by adding a second shift comprised of approximately 7 additional employees. Management will increase PalWeb's production level as it receives orders for pallets that justify such an increase. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

        To date, marketing activity has been limited while the Company has been working to assure that its prototype equipment is capable of producing marketable pallets. PalWeb has relied on its Web sites, www.ppplastic.com and www.palweb.net and "word-of-mouth" to disseminate product information to potential customers. Management believes that its equipment currently has the capacity to produce pallets and is, therefore, increasing the Company's marketing efforts. The Company expects to develop ads to be placed in trade magazines of the materials handling industry during the third quarter of the fiscal year 2001. In addition, PalWeb has contacted sales and marketing firms in an effort to develop marketing agreements for a distribution network based solely on commissions to reduce or limit PalWeb's marketing costs. As of August 31, no such agreements had been reached and there is no assurance that such agreements will be reached.

        The consolidated statements of PalWeb include its wholly owned subsidiary, Plastic Pallet Production, Inc. ("PPP"), and its indirect wholly owned subsidiary, Paceco Financial Services, Inc. ("PFS"). PPP represents the manufacturing segment of PalWeb and PFS represents the financial and real estate segments. PFS is an "investment certificate isssuer" and is regulated by the Oklahoma Department of Securities. As more fully described below, PFS has ceased sales of investment certificates and is in the process of repayment of all of its existing investment certificate liabilities through a supervised plan of liquidation of its assets. PalWeb has not received funds from PFS since PFS became an indirect wholly owned subsidiary of PalWeb and will not receive any funds from PFS in the future to finance its manufacturing operations. PFS is not able to provide funds to PalWeb without the approval of the Oklahoma Department of Securities.

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

LIQUIDITY AND CAPITAL RESOURCES

        PalWeb's immediate goal is to develop the marketing of its plastic pallets to attain orders to justify maximizing its current production capacity of 4,000 pallets per month. PalWeb's management projects that the sale of approximately 4,000 pallets per month will provide revenues of approximately $200,000 and will provide sufficient cash flow to sustain manufacturing operations. There is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities. Due to its development stage status, PalWeb has been unsuccessful in obtaining financing from third parties and PalWeb's attemps for bank financing have all been contingent on personal guarantees from its Chairman, Chief Executive Officer and principal shareholder, Mr. Paul Kruger. Accordingly, Mr. Kruger has elected to provide financing direct from his affiliated entities and has requested and received security equivalent to that which a bank would require. It is Mr. Kruger's intention to eventually retire any loans from his affiliates with the proceeds from future bank financing once PalWeb can qualify on its own merit. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional financing and there is no assurance that Mr.

Kruger will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

        Management's long term goal is to achieve sales substantially higher than its current production capacity of 4,000 pallets per month. To accomplish this goal, PalWeb must acquire a production equipment line at an estimated initial cost of $2,000,000. PalWeb does not have financing to fund such costs and there is no assurance that it can be obtained. If the financing is not obtained, PalWeb will continue to produce and market pallets on its prototype equipment in an attempt to sustain its operations.

        PalWeb has accumulated a working capital deficit of $1,574,059 in connection with its manufacturing operations. This deficit reflects the uncertain financial condition of the Company resulting from its inability to generate revenues sufficient to satisfy current obligations and its inability to obtain financing to progress beyond the development stage. If PalWeb fails to reach a sales and production level sufficient to achieve breakeven or profitable operations or fails to secure the financing necessary to achieve increased production capacity, PalWeb may have to suspend or terminate its operations and/or consider bankruptcy.

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

        For a more information regarding PFS and its plan of redemption, see
Item 5 of PalWeb's Form 10-QSB for the period ended August 31, 2000, which was filed on October 16, 2000 and PalWeb's Form 8-K, which was filed on November 17, 2000.

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

                                              PALWEB CORPORATION
                                        ------------------------------
                                                 (Registrant)

Date  11/17/00                                /s/ Paul A. Kruger
    ------------------------------      ------------------------------
                                        Paul A. Kruger
                                        Chairman of the Board and President