Form 10QSB
period 2000-11-30
PALWEB CORP
filed 2001-01-16
CIK 1088413

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED       11/30/00
                                       --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____ TO ________

Commission file number        000-26331
                       -----------------------

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                  75-1984048
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          1607 WEST COMMERCE STREET                  DALLAS, TEXAS 75208
   ----------------------------------------       --------------------------
   (Address of principal executive offices)       (City, State and Zip Code)

                                 (214) 698-8330
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]          No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

JANUARY 2, 2001 - 242,528,244 COMMON SHARES, $0.10 PAR VALUE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes   [ ]         No   [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            PAGE

                  Statements of Operations
                  For the Six Month Periods Ended
                  November 30, 2000 and 1999                                1

                  Statements of Operations
                  For the Three Month Periods Ended
                  November 30, 2000 and 1999                                2

                  Balance Sheets as of November 30,
                  2000 and May 31, 2000                                     3

                  Statements of Cash Flows for the
                  Six Month Periods Ended November 30,
                  2000 and 1999                                             5

                  Notes to Financial Statements                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 5.  OTHER INFORMATION                                                  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Six Months Ended              From Inception
                                                          November 30,                (November 20,
                                                --------------------------------        1995) to
                                                    2000               1999           Nov.30, 2000
                                                -------------      -------------      -------------
MANUFACTURING:
  Sales                                         $      33,429      $        --        $     140,136

  Expenses:
   Research and development                              --                 --              406,943
   Salaries and benefits                              113,061            127,202          1,464,393
   General and administrative
    expenses                                          479,284            935,251          9,236,992
   Depreciation expense                               104,398             75,700            718,317
   Impairment                                            --                 --            3,456,231
   Interest expense                                   158,368             99,140            810,381
                                                -------------      -------------      -------------
         Total expenses                               855,111          1,237,293         16,093,257
                                                -------------      -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                     38,784               --               96,263
   Other                                                 --               (6,337)           272,308
                                                -------------      -------------      -------------
         Total other income (expense)                  38,784             (6,337)           368,571
                                                -------------      -------------      -------------
         Loss before prior year adjustment           (782,898)        (1,243,630)       (15,584,550)
         Prior year adjustment                           --              673,934               --
                                                -------------      -------------      -------------
         Loss from manufacturing operations          (782,898)          (569,696)       (15,584,550)

FINANCE:
  Revenues -
   Interest and fees on loans                         155,934               --              224,840
   Rental income                                          627               --                1,045
   Other income                                         2,465               --                3,051
   Gain (loss) on sale of assets                       28,581               --               27,331
                                                -------------      -------------      -------------
         Total Revenues                               187,607               --              256,267
                                                -------------      -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                 197,413               --              269,927
   Interest on notes payable                            9,817               --               13,110
   Salaries and benefits                               40,340               --               57,204
   Other operating expenses                           150,195               --              292,066
   Provision for credit losses                        173,426               --              353,426
   Depreciation and amortization                      782,398               --              888,308
                                                -------------      -------------      -------------
         Total expenses                             1,353,589               --            1,874,041
                                                -------------      -------------      -------------
         LOSS FROM FINANCE OPERATIONS              (1,165,982)              --           (1,617,774)
                                                -------------      -------------      -------------

LOSS FROM CONTINUING OPERATIONS                    (1,948,880)          (569,696)       (17,202,324)

INCOME (LOSS) FROM DISCONTINUED OPERATION              11,578               --             (854,908)

EXTRAORDINARY GAIN                                       --                 --               68,616
                                                -------------      -------------      -------------
NET LOSS                                        $  (1,937,302)     $    (569,696)     $ (17,988,616)
                                                =============      =============      =============
Loss per common share:
   Continuing operations                        $       (0.01)     $       (0.01)
   Discontinued operations                               --                 --
                                                -------------      -------------
   TOTAL                                        $       (0.01)     $       (0.01)
                                                =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING               242,528,000        211,074,000
                                                =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended
                                                           November 30,
                                                     2000               1999
                                                -------------      -------------
MANUFACTURING:
  Sales                                         $      19,850      $        --

  Expenses:
   Research and development                              --                 --
   Salaries and benefits                               48,415             59,455
   General and administrative
    expenses                                          178,985            202,523
   Depreciation expense                                50,200             37,860
   Impairment                                            --                 --
   Interest expense                                    93,958             60,757
                                                -------------      -------------
         Total expenses                               371,558            360,595
                                                -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                     38,784               --
   Other                                                 --                 --
                                                -------------      -------------
         Total other income (expense)                  38,784               --
                                                -------------      -------------
         LOSS BEFORE PRIOR YEAR ADJUSTMENT           (312,924)          (360,595)
         PRIOR YEAR ADJUSTMENT                           --               79,350
                                                -------------      -------------
         LOSS FROM MANUFACTURING OPERATIONS          (312,924)          (281,245)

FINANCE:
  Revenues -
   Interest and fees on loans                          67,723               --
   Rental income                                          209               --
   Other income                                         1,294               --
   Gain (loss) on sale of assets                       28,821               --
                                                -------------      -------------
         Total Revenues                                98,047               --
                                                -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                  84,505               --
   Interest on notes payable                            4,829               --
   Salaries and benefits                               18,209               --
   Other operating expenses                            41,858               --
   Provision for credit losses                        173,426               --
   Depreciation and amortization                      585,479               --
                                                -------------      -------------
         Total expenses                               908,306               --
                                                -------------      -------------
         LOSS FROM FINANCE OPERATIONS                (810,259)              --
                                                -------------      -------------

LOSS FROM CONTINUING OPERATIONS                    (1,123,183)          (281,245)

LOSS FROM DISCONTINUED OPERATION                       (4,624)              --

EXTRAORDINARY GAIN                                       --                 --
                                                -------------      -------------
NET LOSS                                        $  (1,127,807)     $    (281,245)
                                                =============      =============
Loss per common share:
   Continuing operations                        $       (0.01)     $       (0.01)
   Discontinued operations                               --                 --
                                                -------------      -------------
   Total                                        $       (0.01)     $       (0.01)
                                                =============      =============
Weighted Average Shares Outstanding               242,528,000        204,166,000
                                                =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets

                                                           November 30,        May 31,
                                                               2000              2000
                                                           -----------       -----------
           ASSETS                                          (unaudited)
           ------
MANUFACTURING:
  Current Assets:
   Cash                                                    $     6,458       $     4,797
   Accounts receivable                                          17,370               800
   Inventory                                                    38,369            13,723
   Prepaid Expenses                                             77,118            82,164
                                                           -----------       -----------
         Total current assets                                  139,315           101,484

  Property, plant and equipment                              2,332,163         2,327,498
  Accumulated depreciation                                    (638,468)         (538,069)
                                                           -----------       -----------
         Total property, plant and equipment                 1,693,695         1,789,429

  Other Assets                                                  82,926            86,924
                                                           -----------       -----------
         Total Manufacturing Assets                          1,915,936         1,977,837
                                                           -----------       -----------
FINANCE:
  Cash                                                         438,970           263,085
  Loans receivable, net of allowance for
   doubtful accounts                                         1,711,121         2,368,154
  Property and equipment, net of
   allowance for depreciation                                     --             172,010
  Other assets                                                  47,711           700,442
                                                           -----------       -----------
         Total Finance                                       2,197,802         3,503,691
                                                           -----------       -----------

DISCONTINUED OPERATIONS                                      1,307,009         1,312,394
                                                           -----------       -----------

Total Assets                                               $ 5,420,747       $ 6,793,922
                                                           ===========       ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets

                                                           November 30,         May 31,
                                                               2000              2000
                                                           ------------      ------------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
MANUFACTURING:
  Current Liabilities:
   Current portion of long term debt                       $    484,556      $    502,500
   Accounts payable                                             729,007           522,266
   Payable to related parties                                   767,200           235,000
                                                           ------------      ------------
         Total current liabilities                            1,980,763         1,259,766

  Lease Finance Obligation                                    1,766,958         1,766,958
                                                           ------------      ------------
         Total Manufacturing Liabilities                      3,747,721         3,026,724
                                                           ------------      ------------
FINANCE:
  Thrift accounts and time certificates                       6,597,160         6,663,489
  Accrued interest payable
   and other liabilities                                        173,860           225,639
  Notes payable                                                 197,249           218,407
                                                           ------------      ------------
         Total Finance Liabilities                            6,968,269         7,107,535
                                                           ------------      ------------
DISCONTINUED OPERATIONS                                         995,550         1,013,154
                                                           ------------      ------------
         Total Liabilities                                   11,711,540        11,147,413
                                                           ------------      ------------
Stockholders' Deficiency:
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 2,525,000 & 2,775,000                 253               278
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 242,528,244 & 242,278,244       24,252,824        24,227,825
  Additional paid-in capital                                  9,723,687         9,748,661
  Deficit accumulated during development stage              (35,717,291)      (33,779,989)
                                                           ------------      ------------
                                                             (1,740,527)          196,775
  Treasury stock, 43,500,000 shares common                   (4,550,266)       (4,550,266)
                                                           ------------      ------------
         Total stockholders' deficiency                      (6,290,793)       (4,353,491)
                                                           ------------      ------------
Total Liabilities and Stockholders' Deficiency             $  5,420,747         6,793,922
                                                           ============      ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                 Six Months Ended           From Inception
                                                    November 30,             (November 20,
                                            ----------------------------       1995) to
                                                2000            1999         Nov.30, 2000
                                            -----------      -----------      -----------
Cash Flows from Operating Activities:
Net cash provided by (used)
  operating activities                      $  (751,352)     $    40,181      $  (662,496)

Cash Flows from Investing Activities:
 Purchase of property and equipment              (4,665)         (57,827)      (3,453,287)
 Net liabilities from acquisition
  of finance and real estate                       --               --            230,724
 Proceeds from sale of equipment                 26,798           18,000          121,254
 Decrease in loans receivable                   486,512             --            575,995
 Proceeds from lease finance obligation            --               --            149,517
                                            -----------      -----------      -----------
         Net cash provided by (used)
       investing activities                     508,645          (39,827)      (2,375,797)

Cash Flows from Financing Activities:
 Proceeds from notes payable                    532,200             --          1,998,507
 Payments on notes payable                      (45,618)            --           (294,723)
 Decrease in savings certificates               (66,329)            --            (62,039)
 Proceeds from mortgage payable -
  related party                                    --               --          1,350,000
 Proceeds from issuance of common stock            --               --            491,976
                                            -----------      -----------      -----------
         Net cash provided (used) by
      financing activities                      420,253             --          3,483,721
                                            -----------      -----------      -----------

Net Increase (Decrease) in Cash                 177,546              354          445,428
Cash, beginning of period                       267,882              710             --
                                            -----------      -----------      -----------

Cash, end of period                         $   445,428      $     1,064      $   445,428
                                            ===========      ===========      ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2000, and the results of its operations and its cash flows for the six month and three month periods ended November 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2000 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the six and three month periods ended November 30, 2000 is not necessarily indicative of the results to be expected for the full year.

3. Segment of Business and Discontinued Operation- The Company's business has three reportable segments - manufacturing, finance and real estate. The manufacturing segment is the production of plastic pallets. The finance segment is the business of lending money. The real estate segment consists of owning and operating real estate, principally commercial properties. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant. The operations and assets of the segments are reflected on the accompanying financial statements.

         In December, 2000, PalWeb's indirect wholly owned subsidiary, Paceco Financial Services, Inc. (PFS), sold its real estate segment to Onward, L.L.C., a company 100% owned by Mr. Paul Kruger, Chairman and President of PalWeb, at its appraised value, $1,352,000, resulting in a gain of approximately $33,000. The gain will be reflected in the financial statements for the quarter ended February 28, 2001. The assets, liabilities and results of operations of this segment are reflected as discontinued operations in the accompanying financial statements. Revenues from real estate operations were $98,681 and 48,160 for the six month and three month periods ended November 30, 2000, respectively.

4. On December 20, 2000, PFS placed its holdings of PalWeb common stock, 43,500,000 shares, into an independent trust for the benefit of its passbook and time certificate holders. The trustee is empowered to sell the stock over a four-year period and the proceeds will be used to liquidate the depositors' accounts.

         Simultaneously, PFS closed its Duncan, Oklahoma office and incurred in the period ended November 30, 2000, an additional charge to depreciation (finance segment) of $93,500. Further, PFS management recognized an impairment to its goodwill (finance segment) and incurred an additional charge to depreciation and amortization of $333,480 to fully amortize the balance of its goodwill.

5. The computation of earnings per share is based on the weighted average shares outstanding. Convertible preferred stock is not considered as their effect is antidilutive.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For material risks relating to PalWeb's business, see PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000.

         PalWeb's primary business is the manufacturing and selling of plastic pallets referred herein as manufacturing. It also indirectly owns a subsidiary finance company, Paceco Financial Services, Inc. ("PFS"), acquired in April 2000, which was previously engaged in consumer and small business lending and real estate activities. As described below, the finance activities have been curtailed until PFS is able to repay outstanding investment certificate liabilities and in December 2000, the real estate activities have been discontinued.

         As of November 30, 2000, production of plastic pallets utilizing prototype production equipment is approximately 500 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. Management anticipates that it will produce up to 800 pallets per month during the third quarter of the fiscal year 2001 using existing personnel, or a total of approximately 2,400 pallets. Sales for the third quarter of the fiscal year 2001 are expected to total approximately 1,000 pallets. The hiring of two additional employees will enable PalWeb to increase production to approximately 2000 pallets per month. Production levels of approximately 4000 pallets per month can be attained by adding a second shift comprised of approximately 7 additional employees. Management will continue to increase production to achieve capacity as it receives orders for pallets that justify higher production levels. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

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

         The consolidated statements include PalWeb Corporation and its wholly-owned active subsidiaries Plastic Pallet Production, Inc. ("PPP") and Paceco Financial Services, Inc. PPP represents the manufacturing segment of PalWeb and PFS represents the financial and real estate segment.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2000 TO SIX MONTH PERIOD ENDED NOVEMBER 30, 1999

         MANUFACTURING

         For the six months ended November 30, 2000, PalWeb sold approximately 675 pallets, generating revenues of $33,429 at an average sale price of approximately $50 per pallet. However, sales revenues remained insufficient to cover material and operating costs. There were no sales for the comparable period in the prior year.

         In December 2000, PalWeb instituted an EZ Pay Plan whereby certain qualified purchasers are able to purchase pallets in quantities of 1,000 pallets or more by financing the purchase of such pallets. Under the terms of the EZ Pay Plan, purchasers will pay $19 down and make payments of $19 in each of two subsequent years. The total sales price under the EZ Pay Plan of $57 factors in an interest rate of approximately 12% per year. After paying for the pallets in full, the purchaser may sell the pallets back to PalWeb for $19. PalWeb intends to resell these pallets on a used basis with a markup or to recycle the pallets to defray the cost of the raw materials of the pallets it later produces.

         PalWeb anticipates that through the combination of interest made through the EZ Pay Plan, profits generated from reselling the pallets purchased through the plan on a used basis with a markup and/or savings realized in connection with the cost of raw materials that PalWeb will eventually make approximately the same profit margin on the pallets sold through the EZ Pay Plan as it does for pallets sold for cash. In addition, PalWeb anticipates that it will likely limit the EZ Pay Plan to credit worthy customers whose receivables will qualify as collateral at financial institutions. PalWeb does not expect to engage in material sales under the EZ Pay Plan unless it can be satisfied that it has already achieved break even operations or the receivables under the EZ Pay Plan will be eligible to be used as collateral for loans from financial institutions to help finance operations.

         The general and administrative expenses for the manufacturing segment for 2000 and 1999 were $479,284 and $935,251, respectively, for a decrease of $455,967. The general and administrative expenses for 1999, includes a $673,934 charge for consulting fees which was later determined to relate to the prior fiscal year ended May 31, 1999. The correction of this misstatement is reflected as a prior period adjustment. General and administrative expenses in 2000 include a $175,000 charge resulting from failure to perform under an agreement with a third-party lender (which PalWeb is contesting) and additional professional fees of approximately $110,000 relating to litigation and SEC compliance costs.

         Salaries and benefits decreased $14,141 from $127,202 in 1999 to $113,061 in 2000. This decrease is due in part to labor capitalized as manufacturing costs of inventory.

         Depreciation increased $28,698 from $75,700 in 1999 to $104,398 in 2000. This increase is due to the reclassification of the molding equipment from work in process to operational.

         Interest expense increased $59,228 from $99,140 in 1999 to $158,368 in 2000. The increase is due to the increase in notes payable and payables to related parties.

         Settlement of certain liabilities resulted in a gain of $38,784 in the period ended November 30, 2000.

         The loss from the manufacturing segment in 2000 and 1999 is $782,898 and $569,696, respectively. The increase from 1999 to 2000 of $213,202 is primarily due to the reasons discussed above after sales of $33,429 in 2000 and no sales in 1999.

         FINANCE

         The net loss from finance operations totaled $1,165,982 for the period. This loss included additional depreciation and amortization charges of $426,980 to recognize impairment of goodwill and the closing of the Company's Duncan, Oklahoma facility. Management also increased the allowance for doubtful accounts by $173,426. There were no finance operations in the six months ended November 30, 1999 because PFS was not acquired until April 2000.

         DISCONTINUED OPERATIONS

         In December, 2000, PFS sold its real estate operations at appraised values to Onward, L.L.C., a company 100% owned by Mr. Paul Kruger, Chairman and President of PalWeb. The sales price was approximately $1,352,000 in cash, resulting in a gain of approximately $33,000 to be recognized in the subsequent quarter. Accordingly, the real estate operation has been reclassified as a discontinued operation. This sale was accomplished in connection with the plan to redeem all of PFS's investment certificates to enable PFS to fund a portion of the required payments to depositors in 2000.

         COMBINED

         PalWeb incurred net losses of $1,937,302 and $569,696 for the six month periods ended November 30, 2000 and 1999, respectively. The increase in the net loss of $1,367,606 resulted from the reasons described above.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2000 TO THREE MONTH PERIOD ENDED NOVEMBER 30, 1999

         MANUFACTURING

         For the three months ended November 30, 2000, PalWeb sold approximately 400 pallets, generating revenues of $19,850 at an average sale price of approximately $50 per pallet. There were no sales for the comparable period in the prior year.

         The general and administrative expenses for the manufacturing segment for 2000 and 1999 were $178,985 and $202,523, respectively, for a decrease of $23,538. The general and administrative expenses for 1999, includes a $79,350 charge for consulting fees which was later determined to relate to the prior fiscal year ended May 31, 1999. The correction of this misstatement is reflected as a prior period adjustment. In addition, during the three months ended November 30, 2000, PalWeb incurred professional fees of approximately $100,000 relating to litigation and SEC compliance costs.

         Salaries and benefits decreased $11,040 from $59,455 in 1999 to $48,415 in 2000. This decrease is due in part to labor capitalized as manufacturing costs of inventory.

         Depreciation increased $12,340 from $37,860 in 1999 to $50,200 in 2000. This increase is due to the reclassification of the molding equipment from work in process to operational.

         Interest expense increased $33,201 from $60,757 in 1999 to $93,958 in 2000. The increase is due to the increase in notes payable and payables to related parties.

         The loss from the manufacturing segment in 2000 and 1999 is $312,924 and $281,245, respectively. The increase from 1999 to 2000 of $31,679 is primarily due to the reasons discussed above after sales of $19,850 in 2000 and no sales in 1999.

         FINANCE

         The net loss from finance operations totaled $810,259 for the period. This loss included additional depreciation and amortization charges of $426,980 to recognize impairment of goodwill and the closing of the Company's Duncan, Oklahoma facility. Management also increased the allowance for doubtful accounts by $173,426. There were no finance operations in the three months ended November 30, 1999 because PFS was not acquired until April 2000.

         DISCONTINUED OPERATIONS

         In December, 2000, PFS sold its real estate operations at appraised values to Onward, L.L.C., a company 100% owned by Mr. Paul Kruger, Chairman and President of PalWeb. The sales price was approximately $1,352,000 in cash, resulting in a gain of approximately $33,000 to be recognized in the subsequent quarter. Accordingly, the real estate operation has been reclassified as a discontinued operation. This sale was accomplished in connection with the plan to redeem all of PFS's investment certificates to enable PFS to fund a portion of the required payments to depositors in 2000.

         COMBINED

         PalWeb incurred net losses of $1,127,807 and $281,245 for the three month periods ended November 30, 2000 and 1999, respectively. The increase in the net loss of $846,562 resulted from the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         PalWeb's management projects that the sale of approximately 4,000 pallets per month are necessary to break even. Sales at this level will provide revenues of approximately $200,000 and will provide sufficient cash flow to sustain manufacturing operations which includes cash operating expenses for labor, recurring overhead, and interest of approximately $100,000 per month and material costs of approximately 50% of sales or $100,000. There is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

         Due to its development stage status, PalWeb has been unsuccessful in obtaining financing from third parties and PalWeb's attempts for bank financing have all been contingent on personal guarantees from its Chairman, Chief Executive Officer and principal shareholder, Mr. Paul Kruger. Accordingly, Mr. Kruger has elected to provide financing direct from his affiliated entities and has requested and received security equivalent to that which a bank would require.

         As of November 30, 2000, Mr. Kruger's affiliated entities had loaned PalWeb approximately $767,200, pursuant to various notes with face amounts aggregating a total of $1,150,000. An additional $50,000 was advanced subsequent to November 30 and prior to January 1, 2001. Mr. Kruger is not obligated to make further advances under these notes. All of these notes are due on June 1, 2001 and currently bear interest at the rate of 12% per year. Loans totaling $750,000 bore interest at 18% annually until December 1, 2000, when the rate was reduced to 12% and the maturities extended from December 1, 2000 to June 1, 2001. The notes had accrued interest owing as of November 30, 2000 in the amount of approximately $60,000 which had not been paid and is included in accounts payable. These loans are secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents.

         It is Mr. Kruger's intention to eventually retire any loans from his affiliates with the proceeds from future bank financings once PalWeb can qualify on its own merit. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional financing and there is no assurance that Mr. Kruger will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

         The Company had accumulated a working capital deficit of $1,841,448 at November 30, 2000 in connection with its manufacturing operations, which includes $767,200 in loans due to Mr. Kruger or his affiliates, $452,500 in a note payable to Ralph Curton, Jr. which is reflected in the current liabilities, but is being contested in litigation by PalWeb, $32,556 owed to a financial institution and $729,007 in accounts payable of which $175,000 is contested, $60,000 is accrued interest owed to Paul Kruger and the balance is owed to various parties, most of whom are generally cooperating with PalWeb. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that the Company will secure such financing.

         As reported in prior Securities Exchange Commission filings, PalWeb's indirect wholly owned subsidiary, PFS, has ceased issuing any new investments certificates and is in the process of repaying depositor account balances. PFS and Mr. Kruger have entered into certain agreements to provide for the ultimate repayment of the investment certificates. In December 2000, PFS sold it real estate holdings to Onward, L.L.C., a company 100% owned by Mr. Kruger, at appraised value and the proceeds were distributed to security holders in accordance with one of these agreements. PFS closed its Duncan, Oklahoma office. In addition, PFS has placed its 43,500,000 shares of PalWeb common stock with an independent trustee who will liquidate the stock over a four year period in an amount sufficient to distribute the funds to certificate holders in repayment of the depositor account balances. For more information on PFS, see Part II, Item 5 of this Form 10-QSB. As a result of this plan, the discontinued real estate operations and the closing of the offices, PalWeb expects losses associated with its PFS finance operations to substantially decrease.

         PalWeb has not entered into any conditions, commitments or requirements with the Oklahoma Securities Department that would require it to fund or otherwise be financially responsible for the liabilities of PFS. However, if PFS is unable to make payment to investment certificate holders as described above, it is possible that holders of investment certificates may assert claims against PalWeb that it is liable for the liabilities of PFS under legal theories relating to piercing the corporate veil or otherwise. In such event, PalWeb might incur additional costs to contest such claims and could ultimately be found to be liable. The effect of any such claims being made against PalWeb could also have an adverse effect on the value of PalWeb's common stock and make it even more difficult for PFS to fund the repayment of its investment certificate liability from liquidation of the PalWeb common stock owned by it. Accordingly, PalWeb may be adversely affected if PFS is unable to meet its obligations.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         For description of a promissory note under which the holder claims that PalWeb is in default, see Part I, Item 3 of PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000. PalWeb disputes the allegations that it has defaulted under such note.

ITEM 5.  OTHER INFORMATION

PACECO FINANCIAL SERVICES, INC.
-------------------------------

         On October 10, 2000, PFS sent Notice to Depositors of Paceco Financial Services, Inc. dated October 10, 2000 (the "Initial Notice") stating that, at current market values, the net assets of PFS were inadequate to redeem 100% of the depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") as they come due. Effective October 5, 2000, PFS exercised its right to suspend redemptions of time certificates and withdrawals of passbook savings accounts and has ceased accepting any Deposits.

         On November 3, 2000, PFS sent a Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc. dated November 3, 2000 (the "First Supplemental Notice") stating that PFS had amended its plan for redeeming PFS's outstanding Deposits as described in the Initial Notice. The amendment, among other things, provides a means by which the certain shares of PalWeb common stock held by PFS can be "put" to Mr. Paul Kruger, PalWeb's Chairman, Chief Executive Officer and principal shareholder, and Mr. Kruger would agree to purchase the PalWeb Shares at prices sufficient to fully redeem the outstanding principal balances plus accrued interest to the date of redemptions in the accounts of the depositors of PFS over approximately a four year period ending December 31, 2004.

         On December 20, 2000, PFS sent a Second Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc. dated December 20, 2000, (the "Second Supplemental Notice") stating that PFS had amended its plan for redeeming PFS's outstanding Deposits as described in the Initial Notice and the First Supplemental Notice. The Initial Notice, the First Supplemental Notice and the Second Supplemental Notice constitute the plan for redeeming the Deposits and are referred to herein as the "Plan."

         In general, the Plan provides a method for redeeming the outstanding Deposits through the transfer of 43,500,000 shares of PalWeb common stock owned by PFS ("PFS Shares") to an independent trustee and the sale of the PalWeb Shares by the trustee on or before December 31, 2004 either through open market or private sales or by exercise of an option to put the shares to Paul Kruger, the Company's chairman, Chief Executive Officer and principal shareholder, with the net sales proceeds being used to redeem the Deposits.

         For more information regarding PFS, the Trustee, the amount owed to certificate holders and the plan of redemption, see the following documents of PalWeb filed with the Securities and Exchange Commission: Form 8-K filed on January 2, 2001, Form 8-K filed on November 17, 2000 and Form 10-QSB filed on October 16, 2000.

RE-LISTING OF PALWEB'S COMMON STOCK ON THE OVER THE COUNTER BULLETIN BOARD
--------------------------------------------------------------------------

         On January 9, 2000, the Securities and Exchange Commission informed PalWeb that it did not have any further comments on PalWeb's registration statement filed on Form 10-SB. PalWeb's lead market maker will submit a Form 211 to the National Association of Securities Dealers, Inc. ("NASD") for re-listing. If the NASD accepts the Form 211, PalWeb's common stock will be re-listed on the NASD Over the Counter Bulletin Board. PalWeb's ticker symbol will remain the same if its common stock is re-listed on the NASD Over the Counter Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             10.1 Promissory Note in the amount of $350,000 payable to Hildalgo Trading Company, L.C. dated August 15, 2000.

             10.2 Promissory Note in the amount of $400,000 payable to Hildalgo Trading Company, L.C. dated November 15, 2000.

             10.3 Extension and Modification Agreement by and between Hildalgo Trading Company, L.C., PalWeb Corporation and Plastic Pallet Production, Inc. dated December 1, 2000.

             11.1 Computation of Loss per Share is in Note 5 in the Notes to the financial statements.



         B.  Reports on Form 8-K:

         On November 17, 2000, PalWeb filed a Form 8-K under Item 5 reporting events relating to Paceco Financial Services, Inc. and certain litigation involving PalWeb.



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                  PALWEB CORPORATION
                                       -----------------------------------------
                                                    (Registrant)

Date      01/16/01                     /s/ Paul A. Kruger
         ----------                    -----------------------------------------
                                       Paul A. Kruger
                                       Chairman of the Board and President