Form 10QSB
period 2001-02-28
PALWEB CORP
filed 2001-04-16
CIK 1088413

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED       02/28/01
                                     -------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number        000-26331
                       ---------------------------------------------------------

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               75-1984048
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      1607 WEST COMMERCE STREET                           DALLAS, TEXAS 75208
------------------------------------                  --------------------------
(Address of principal executive offices)              (City, State and Zip Code)

                                 (214) 698-8330
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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
Yes   X     No
     ---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: APRIL 6, 2001 - 242,628,244 COMMON SHARES, $0.10 PAR VALUE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes                  No   X
      ---                ---
================================================================================

                               PALWEB CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 28, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                          PAGE

                     Statements of Operations
                     For the Nine Month Periods Ended
                     February 28, 2001 and 2000                           1

                     Statements of Operations
                     For the Three Month Periods Ended
                     February 28, 2001 and 2000                           2

                     Balance Sheets as of February 28,
                     2001 and May 31, 2000                                3

                     Statements of Cash Flows for the
                     Nine Month Periods Ended February 28,
                     2001 and 2000                                        5

                     Notes to Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Nine Months Ended            From Inception
                                                           February 28/29,             (November 20,
                                                  --------------------------------        1995) to
                                                       2001               2000          Feb.28, 2001
                                                  -------------      -------------      -------------
MANUFACTURING:
  Sales                                           $      47,851      $       6,091      $     154,558

  Expenses:
   Research and development                                --                 --              406,943
   Salaries and benefits                                182,220            218,287          1,533,552
   General and administrative
    expenses                                            654,516          1,831,830          9,412,224
   Depreciation expense                                 155,718            131,943            769,637
   Impairment                                              --                 --            3,456,231
   Interest expense                                     239,342            137,949            891,355
                                                  -------------      -------------      -------------
           Total expenses                             1,231,796          2,320,009         16,469,942
                                                  -------------      -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                       38,784             75,027             96,263
   Other                                                   --               (6,337)           272,308
                                                  -------------      -------------      -------------
           Total other income (expense)                  38,784             68,690            368,571
                                                  -------------      -------------      -------------
           LOSS FROM MANUFACTURING OPERATIONS        (1,145,161)        (2,245,228)       (15,946,813)

FINANCE:
  Revenues -
   Interest and fees on loans                           152,726               --              221,632
   Rental income                                            627               --                1,045
   Other income                                           2,465               --                3,051
   Gain (loss) on sale of assets                         29,716               --               28,466
                                                  -------------      -------------      -------------
           Total Revenues                               185,534               --              254,194
                                                  -------------      -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                   271,103               --              343,617
   Interest on notes payable                             14,348               --               17,641
   Salaries and benefits                                 40,340               --               57,204
   Other operating expenses                             191,672               --              333,543
   Provision for credit losses                          173,426               --              353,426
   Depreciation and amortization                        782,398               --              888,308
                                                  -------------      -------------      -------------
           Total expenses                             1,473,287               --            1,993,739
                                                  -------------      -------------      -------------
           LOSS FROM FINANCE OPERATIONS              (1,287,753)              --           (1,739,545)
                                                  -------------      -------------      -------------
LOSS FROM CONTINUING OPERATIONS                      (2,432,914)        (2,245,228)       (17,686,358)

INCOME (LOSS) FROM DISCONTINUED OPERATION                74,079               --             (792,407)
EXTRAORDINARY GAIN                                         --                 --               68,616
                                                  -------------      -------------      -------------
NET LOSS                                          $  (2,358,835)     $  (2,245,228)     $ (18,410,149)
                                                  =============      =============      =============
Loss per common share:
   Continuing operations                          $       (0.01)     $       (0.01)
   Discontinued operations                                 --                 --
                                                  -------------      -------------
   TOTAL                                          $       (0.01)     $       (0.01)
                                                  =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 191,061,000        184,316,000
                                                  =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three Months Ended
                                                           February 28/29,
                                                       2001               2000
                                                  -------------      -------------
MANUFACTURING:
  Sales                                           $      14,422      $       6,091

  Expenses:
   Research and development                                --                 --
   Salaries and benefits                                 69,159             91,085
   General and administrative
    expenses                                            175,232            896,579
   Depreciation expense                                  51,320             56,243
   Impairment                                              --                 --
   Interest expense                                      80,974             38,809
                                                  -------------      -------------
           Total expenses                               376,685          1,082,716
                                                  -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                         --               75,027
   Other                                                   --                 --
                                                  -------------      -------------
           Total other income (expense)                    --               75,027
                                                  -------------      -------------
           LOSS FROM MANUFACTURING OPERATIONS          (362,263)        (1,001,598)
FINANCE:
  Revenues -
   Interest and fees on loans                            (3,208)              --
   Rental income                                           --                 --
   Other income                                            --                 --
   Gain (loss) on sale of assets                          1,135               --
                                                  -------------      -------------
           Total Revenues                                (2,073)              --
                                                  -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                    73,690               --
   Interest on notes payable                              4,531               --
   Salaries and benefits                                   --                 --
   Other operating expenses                              41,477               --
   Provision for credit losses                             --                 --
   Depreciation and amortization                           --                 --
                                                  -------------      -------------
           Total expenses                               119,698               --
                                                  -------------      -------------
           LOSS FROM FINANCE OPERATIONS                (121,771)              --
                                                  -------------      -------------
LOSS FROM CONTINUING OPERATIONS                        (484,034)        (1,001,598)

Loss from discontinued operation                         62,501               --
                                                  -------------      -------------
NET LOSS                                          $    (421,533)     $  (1,001,598)
                                                  =============      =============
Loss per common share:
   Continuing operations                          $       (0.01)     $       (0.01)
   Discontinued operations                                 --                 --
                                                  -------------      -------------
   Total                                          $       (0.01)     $       (0.01)
                                                  =============      =============
Weighted Average Shares Outstanding                 199,071,000        198,640,000
                                                  =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets

                                                   February 28,       May 31,
                                                      2001             2000
                                                   -----------      -----------
           ASSETS                                  (unaudited)
           ------
MANUFACTURING:
  Current Assets:
   Cash                                            $     4,275      $     4,797
   Accounts receivable                                  13,200              800
   Inventory                                            79,162           13,723
   Prepaid Expenses                                     96,767           82,164
                                                   -----------      -----------
           Total current assets                        193,404          101,484

  Property, plant and equipment                      2,332,163        2,327,498
  Accumulated depreciation                            (688,668)        (538,069)
                                                   -----------      -----------
           Total property, plant and equipment       1,643,495        1,789,429

  Other Assets                                          89,964           86,924
                                                   -----------      -----------

           Total Manufacturing Assets                1,926,863        1,977,837
                                                   -----------      -----------

FINANCE:
  Cash                                                  83,060          263,085
  Loans receivable, net of allowance for
   doubtful accounts                                   903,743        2,368,154
  Property and equipment, net of
   allowance for depreciation                             --            172,010
  Other assets                                          16,097          700,442
                                                   -----------      -----------

           Total Finance                             1,002,900        3,503,691
                                                   -----------      -----------

DISCONTINUED OPERATIONS                                   --          1,312,394
                                                   -----------      -----------

Total Assets                                       $ 2,929,763      $ 6,793,922
                                                   ===========      ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                           Consolidated Balance Sheets

                                                           February 28,         May 31,
                                                               2001              2000
                                                           ------------      ------------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
MANUFACTURING:
  Current Liabilities:
   Current portion of long term debt                       $    460,004      $    502,500
   Accounts payable and accrued liabilities                     934,749           522,266
   Payable to related parties                                   947,200           235,000
                                                           ------------      ------------
           Total current liabilities                          2,341,953         1,259,766

  Lease Finance Obligation                                    1,766,958         1,766,958
                                                           ------------      ------------

           Total Manufacturing Liabilities                    4,108,911         3,026,724
                                                           ------------      ------------

FINANCE:
  Thrift accounts and time certificates                       5,133,207         6,663,489
  Accrued interest payable
   and other liabilities                                        201,027           225,639
  Notes payable                                                 186,944           218,407
                                                           ------------      ------------

           Total Finance Liabilities                          5,521,178         7,107,535
                                                           ------------      ------------

DISCONTINUED OPERATIONS                                            --           1,013,154
                                                           ------------      ------------

           Total Liabilities                                  9,630,089        11,147,413
                                                           ------------      ------------

Stockholders' Deficiency:
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 2,525,000 & 2,775,000                 253               278
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 242,628,244 & 242,278,244       24,262,824        24,227,825
  Additional paid-in capital                                  9,725,687         9,748,661
  Deficit accumulated during development stage              (36,138,824)      (33,779,989)
                                                           ------------      ------------
                                                             (2,150,060)          196,775
  Treasury stock, 43,500,000 shares common                   (4,550,266)       (4,550,266)
                                                           ------------      ------------
           Total stockholders' deficiency                    (6,700,326)       (4,353,491)
                                                           ------------      ------------

Total Liabilities and Stockholders' Deficiency             $  2,929,763         6,793,922
                                                           ============      ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PalWeb Corporation
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                  Nine Months Ended        From Inception
                                                   February 28/29,          (November 20,
                                            ----------------------------       1995) to
                                                2001             2000        Feb.28, 2001
                                            -----------      -----------      -----------
Cash Flows from Operating Activities:

Net cash used in operating activities          (962,080)     $  (179,852)     $  (873,224)

Cash Flows from Investing Activities:
 Purchase of property and equipment              (4,665)        (169,536)      (3,453,287)
 Net liabilities from acquisition
  of finance and real estate                       --               --            230,724
 Proceeds from sale of assets                   385,413           18,000          479,869
 Decrease in loans receivable                 1,290,985             --          1,290,985
 Decrease in other assets, net                    1,841             --              1,841
 Proceeds from lease finance obligation            --               --            149,517
                                            -----------      -----------      -----------
           Net cash provided by (used)
                investing activities          1,673,574         (151,536)      (1,300,351)

Cash Flows from Financing Activities:
 Proceeds from notes payable                    712,200          340,000        2,178,507
 Payments on notes payable                      (73,959)            --           (323,064)
 Decrease in savings certificates            (1,530,282)            --         (1,436,509)
 Proceeds from mortgage payable -
  related party                                    --               --          1,350,000
 Other                                             --             (9,000)            --
 Proceeds from issuance of common stock            --               --            491,976
                                            -----------      -----------      -----------
           Net cash provided (used) by
                financing activities           (892,041)         331,000        2,260,910
                                            -----------      -----------      -----------

Net Increase (Decrease) in Cash                (180,547)            (388)          87,335
Cash, beginning of period                       267,882              710             --
                                            -----------      -----------      -----------

Cash, end of period                         $    87,335      $       322      $    87,335
                                            ===========      ===========      ===========
Supplemental information:
 Non-cash financing activities -
  Reduction of mortgage debt through
   assumption by buyer of real estate       $   996,303      $      --
  Common and preferred stock issued
   for services & equipment                        --          1,468,771
  Common and preferred stock issued
   for debt                                      12,000          673,934
  Common stock issued to related
   party for debt                                  --          1,187,479
  Common stock issued on conversion
   of preferred stock                            25,000          208,389
  Common stock of related party
   cancelled by default judgment                   --          4,144,331
  Debt of related party contributed
   to additional paid in capital                   --            189,000

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2001, and the results of its operations and its cash flows for the nine month and three month periods ended February 28/29, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2000 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the three month period ended February 28, 2001 is not necessarily indicative of the results to be expected for the full year.

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

         In December, 2000, PalWeb sold its real estate segment to Mr. Paul Kruger, Chairman and President, at its appraised value, $1,352,000 resulting in a gain of approximately $33,000. The assets, liabilities and results of operations of this segment are reflected as discontinued operations in the accompanying financial statements. Revenues from real estate operations were $110,440 and 11,759 for the nine month and three month periods ended February 28/29, 2001, respectively.

4. During the three month period ended February 28, 2001, Paceco Financial Services, Inc. (PFS), discontinued accruing interest income on its outstanding loans receivable because of the substantially high percentage of loans on a nonaccrual basis. Interest is recorded on an as received basis and collections during the period were applied to accrued interest receivable. Accordingly, the financial statements for the period reflect a negative adjustment of $3,208 as interest income.

5. On December 20, 2000, PalWeb's subsidiary, PFS, placed its holdings of PalWeb common stock, 43,500,000 shares, into an independent trust for the benefit of its pass-book and time certificate holders. The trustee is empowered to sell the stock over a four-year period and the proceeds will be used to liquidate the depositors' accounts.

         During the nine month period ended February 28, 2001, PFS closed its Duncan, Oklahoma office and incurred an additional charge to depreciation (finance segment) of $93,500. Further, PFS management recognized an impairment to its goodwill (finance segment) and incurred an additional charge to depreciation and amortization of $333,480 to fully amortize the balance of its goodwill.

6. During fiscal 2001, PalWeb issued 100,000 shares of common stock in exchange for outstanding debt of approximately $12,000. In addition, 250,000 shares of common stock were issued upon conversion of preferred stock.

7. The computation of earnings per share is based on the weighted average shares outstanding. Convertible preferred stock is not considered as their effect is antidilutive.

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

           PalWeb's primary business is the manufacturing and selling of plastic pallets referred herein as manufacturing. It also indirectly owns a subsidiary finance company, Paceco Financial Services, Inc. ("PFS"), acquired in April 2000, which was previously engaged in consumer and small business lending and real estate activities. As described below, the finance activities have been curtailed until PFS is able to repay outstanding investment certificate liabilities and in December 2000, the real estate activities were discontinued.

           As of February 28, 2001, production of plastic pallets utilizing prototype production equipment is approximately 800 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. The recent hiring of two additional employees will enable PalWeb to increase production to approximately 2,000 pallets per month. Production levels of approximately 4,000 pallets per month can be attained by adding a second shift comprised of approximately 5 additional employees. Management anticipates that it will produce up to 1,200 pallets per month during the fourth quarter of the fiscal year 2001 using existing personnel, or a total of approximately 3,600 pallets. Management will continue to increase production to achieve capacity as it receives orders for pallets that justify higher production levels. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

           Sales for the fourth quarter of the fiscal year 2001 are expected to total approximately 2,000 pallets. Inventory levels at February 28, 2001 include approximately 2,000 stackable and 1,200 rackable pallets. As of February 28, 2001, PalWeb had begun building a sales team by engaging a full-time sales agent who will be paid a set amount per month for a period of approximately six months, at which time the sales agent will be paid commissions only. Sales of pallets continued to increase throughout and subsequent to the three month period ended February 28, 2001. In addition, PalWeb increased its marketing efforts through the three month period ended February 28, 2001, which PalWeb anticipates will have a positive impact on sales. PalWeb's marketing efforts have also generated several leads with customers who are considering sizable orders of pallets. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

           For all periods presented, PalWeb's effective tax rate is 0%. PalWeb has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to PalWeb's ability to achieve profitability, a valuation reserve has been established which offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

           The consolidated statements include PalWeb Corporation and its wholly-owned active subsidiaries Plastic Pallet Production, Inc. ("PPP") and PFS. PPP represents the manufacturing segment of PalWeb and PFS represents the financial and real estate segment.

           DISCONTINUED OPERATIONS

           In December, 2000, PFS sold its real estate operations at appraised values to Onward, L.L.C., a company 100% owned by Mr. Paul Kruger, Chairman and President of PalWeb. The sales price was approximately $1,352,000 in cash and resulted in a gain of approximately $33,000. This sale was accomplished in connection with the plan to redeem all of PFS's investment certificates to enable PFS to fund a portion of the required payments to depositors in 2000. See "Liquidity and Capital Resources." During the nine month period ended February 28, 2001, the real estate segment had revenues of $110,440, expenses of $87,603, and a gain from disposition of assets of $51,242 for total income of $74,079.

NINE MONTH PERIOD ENDED FEBRUARY 28, 2001 TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2000

           MANUFACTURING

           For the nine months ended February 28, 2001, PalWeb sold approximately 1,000 pallets, generating revenues of $47,851 at an average sale price of approximately $50 per pallet. However, sales revenues remained insufficient to cover material and operating costs. There were sales of $6,091 and approximately 125 pallets for the comparable period in the prior year.

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

           PalWeb anticipates that through the combination of interest made through the EZ Pay Plan, profits generated from reselling the pallets purchased through the plan on a used basis with a markup and/or savings realized in connection with the cost of raw materials that PalWeb will eventually make approximately the same profit margin on the pallets sold through the EZ Pay Plan as it does for pallets sold for cash. In addition, PalWeb anticipates that it will likely limit the EZ Pay Plan to credit worthy customers whose receivables will qualify as collateral at financial institutions. PalWeb does not expect to engage in material sales under the EZ Pay Plan unless it can be satisfied that it has already achieved break even operations or the receivables under the EZ Pay Plan will be eligible to be used as collateral for loans from financial institutions to help finance operations. Although the EZ Pay Plan has attracted considerable response from the marketplace, no sales have been consummated through February 28, 2001. PalWeb plans to advertize the EZ Pay Plan in the March 2001 issue of Pallet Enterprise magazine.

           The general and administrative expenses for the manufacturing segment for fiscal 2001 and 2000 were $654,516 and $1,831,830, respectively, for a decrease of $1,177,314. The general and administrative expenses includes approximately $800,000 for consulting fees paid in restricted stock of PalWeb in fiscal 2000 compared to none in fiscal 2001.

           Salaries and benefits decreased $36,067 from $218,287 in fiscal 2000 to $182,220 in fiscal 2001. This decrease is due in part to labor capitalized as manufacturing costs of inventory.

           Depreciation increased $23,775 from $131,943 in fiscal 2000 to $155,718 in fiscal 2001. This increase is due to the reclassification of the molding equipment from work in process to operational.

           Interest expense increased $101,393 from $137,949 in fiscal 2000 to $239,342 in fiscal 2001. The increase is due to the increase in notes payable and payables to related parties.

           Settlement of certain liabilities resulted in a gain of $38,784 in the fiscal 2001.

           The loss from the manufacturing segment in fiscal 2001 and 2000 is $1,145,161 and $2,245,228, respectively. The decrease from fiscal 2000 to 2001 of $1,100,067 is primarily due to the reasons discussed above.

           FINANCE

           The net loss from finance operations totaled $1,287,753 for the period. This loss included additional depreciation and amortization charges of $426,980 to recognize impairment of goodwill and the closing of the Company's Duncan, Oklahoma facility. Management also increased the allowance for doubtful accounts by $173,426. There were no finance operations in the nine months ended February 29, 2000 because PFS was not acquired until April 2000.

           COMBINED

           PalWeb incurred net losses of $2,358,835 and $2,245,228 for the nine month periods ended February 28/29, 2001 and 2000, respectively. The increase in the net loss of $113,607 resulted from the reasons described above.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2001 TO THREE MONTH PERIOD ENDED FEBRUARY 29, 2000

           MANUFACTURING

           For the three months ended February 28, 2001, PalWeb sold approximately 300 stackable and 150 rackable pallets, generating revenues of $14,422 at an average sale price of approximately $25 per stackable and $50 per rackable pallet. There were sales of $6,091 for the comparable period in the prior year.

           The general and administrative expenses for the manufacturing segment for fiscal 2001 and fiscal 2000 were $175,232 and $896,579, respectively, for a decrease of $721,347. The general and administrative expenses for fiscal 2000 includes approximately $692,000 for consulting fees paid in restricted stock of PalWeb compared to none in fiscal 2001.

           Salaries and benefits decreased $21,926 from $91,085 in fiscal 2000 to $69,159 in fiscal 2001. This decrease is due primarily to the termination of the former president in July 2000.

           Depreciation decreased $4,923 from $56,243 in fiscal 2000 to $51,320 in fiscal 2001.

           Interest expense increased $42,165 from $38,809 in fiscal 2000 to $80,974 in fiscal 2001. The increase is due to the increase in notes payable and payables to related parties.

           The loss from the manufacturing segment in fiscal 2001 and 2000 was $362,263 and $1,001,598, respectively. The decrease from 2000 to 2001 of $639,335 is primarily due to the reasons discussed above.

           FINANCE

           The net loss from finance operations totaled $121,771 for the period. Because of the substantially high percentage of loans on a nonaccrual basis, PFS has elected to cease accruing interest and to record interest only as received. The negative revenue for the period reflects the reversal of accrued interest receivable net of actual collections. There were no finance operations in the three months ended February 29, 2000 because PFS was not acquired until April 2000.

           COMBINED

           PalWeb incurred net losses of $421,533 and $1,001,598 for the three month periods ended February 28/29, 2001 and 2000, respectively. The decrease in the net loss of $580,065 resulted from the reasons discussed above.

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

           As of February 28, 2001, Mr. Kruger's affiliated entities had loaned PalWeb approximately $947,200, pursuant to various notes with face amounts aggregating a total of $1,150,000. Mr. Kruger is not obligated to make further advances under these notes. All of these notes are due on June 1, 2001 and currently bear interest at the rate of 12% per year. Loans totaling $750,000 bore interest at 18% annually until December 1, 2000, when the rate was reduced to 12% and the maturities extended from December 1, 2000 to June 1, 2001. The notes had accrued interest owing as of February 28, 2001 in the amount of approximately $72,000 which had not been paid and is included in accounts payable and accrued liabilities. These loans are secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents.

           Effective March 1, 2001, PalWeb entered into a $250,000 line of credit with Yorktown Management and Financial Services, LLC, for a six month term at 12% interest. Yorktown is an entity principally owned by Mr. Kruger's brother, Warren Kruger. This line of credit is secured, subordinate to the lien described above, by substantially all of the assets of Palweb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents.

           It is PalWeb's intention to eventually retire loans of Mr. Paul Kruger and his affiliates and of Yorktown Management and Financial Services, LLC, with the proceeds from future bank or other financings once PalWeb can qualify on its own merit. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional financing and there is no assurance that Mr. Kruger will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

           The Company had accumulated a working capital deficit of $2,148,549 at February 28, 2001 in connection with its manufacturing operations, which includes $947,200 in loans due to Mr. Kruger or his affiliates, $452,500 in a note payable to Ralph Curton, Jr. which is reflected in the current liabilities, $7,504 owed to a financial institution and $934,749 in accounts payable and accrued liabilities of which $175,000 is contested, approximately $72,000 is accrued interest owed to Paul Kruger and the balance is owed to various parties most of whom are generally cooperating with PalWeb. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that the Company will secure such financing.

           As reported in prior Securities Exchange Commission filings, PalWeb's indirect wholly owned subsidiary, PFS, has ceased issuing any new investments certificates and is in the process of repaying depositor account balances. PFS and Mr. Kruger have entered into certain agreements to provide for the ultimate repayment of the investment certificates. In December 2000, PFS sold its real estate holdings to Onward, L.L.C., a company 100% owned by Mr. Kruger, at appraised value and the proceeds were distributed to security holders in accordance with one of these agreements. In addition, PFS has placed its 43,500,000 shares of PalWeb common stock with an independent trustee who will liquidate the stock over a four year period in an amount sufficient to distribute the funds to certificate holders in repayment of the depositor account balances.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           During the three months period ended February 28, 2001, the following legal proceedings involving PalWeb had material developments:

RALPH CURTON, JR. VS. PALWEB CORPORATION, CV 00-8683-C, filed in the County Court at Law No. 3, Dallas County, Texas on July 27, 2000.

           Ralph Curton, Jr. is the former President, Secretary and Chairman of the Board of PalWeb. PalWeb obtained a $500,000 line of credit loan for its operations through a Promissory Note by and between PalWeb and Ralph Curton, Jr. dated December 1, 1999 (the "Note"), at a time when Mr. Curton was no longer an officer or director of PalWeb or otherwise related to PalWeb. The loan interest rate is 8.5% per annum, payable in quarterly installments on March 1, June 1, September 1 and December 1 of each year, and the maturity date is December 1, 2001. In the amended petition filed in this lawsuit, Mr. Curton alleges that PalWeb failed to pay the September 1 and December 1, 2000 quarterly interest payments and is in default of its obligations provided for in the Note. Mr. Curton claims that under the terms of the Note he is entitled to immediately collect the principal balance of the Note and all accrued interest thereon. Mr. Curton also claims he is entitled to attorney fees and costs incurred in connection with enforcing his rights under the Note. PalWeb disputes the allegations, contends it has defenses to payment of the Note and that it has cured any default in the payment of interest. By reason of the cure of default in the interest payments, Mr. Curton has filed a Stipulation of Dismissal without prejudice of this lawsuit. The court has not yet entered the order of dismissal but it is anticipated that the case will shortly be dismissed.

PALWEB CORPORATION, INC. AND PLASTIC PALLET PRODUCTION, INC., PLAINTIFFS V. VIMONTA AG, DEFENDANTS, Case no. 3-00CV1388-P, filed in the United States District Court for the Northern District of Texas on June 26, 2000.

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

           Vimonta bases its claims on certain alleged agreements that were purportedly signed by PalWeb's former Chief Executive Officer, Michael John. PalWeb and PPP contend that the purported agreements upon which Vimonta relies to assert its claims are vague and incomplete and do not contain the requisite information to form a valid contract. PalWeb and PPP have requested declaratory judgment determining that Vimonta has no enforceable rights to the patents, technology and other proprietary information and that the alleged agreements are unenforceable and void. In addition, PalWeb and PPP contend that Vimonta and Michael John, PalWeb's former Chief Executive Officer, have acted in concert to deprive PalWeb and PPP of their valuable rights by creating documents that purport to be binding agreements but which are unclear, incomplete and full of confusion and which purport to convey valuable rights to Vimonta without consideration. As a result, PalWeb and PPP have incurred damages in their business and expenses due to these unfounded claims, which they seek to recover from Vimonta.

           On September 25, 2000, Vimonta filed a Motion to Dismiss for Lack of Personal Jurisdiction contending, INTER ALIA, that the agreements between Vimonta and PalWeb were negotiated and signed in Europe and that no representative of Vimonta came to the United States until April 2000, after the dispute between Vimonta and PalWeb arose. PalWeb disputes the allegations regarding the purported lack of personal jurisdiction and has filed an objection to the jurisdictional motion. The jurisdictional issues are fully briefed and pending for decision by the court.

PALWEB CORPORATION V. CRESCENT ROAD CORPORATION, CURTON CAPITAL CORPORATION AND CONSOLIDATED CAPITAL CORPORATION, CV 01-1225-K, filed in the 192nd Judicial District, District Court of Dallas County, Texas on February 15, 2001.

           On or about December 1, 1999, Crescent Road Corporation ("Crescent") and Consolidated Capital Corporation ("Consolidated") entered into Consulting Agreements ("Agreements") with PalWeb whereby Crescent and Consolidated agreed to, among other things, cause to be established at least three market makers for the common stock of PalWeb. The Agreements were negotiated by Ralph Curton, Jr. ("Curton"), a former officer and director of PalWeb, as agent and representative of both Crescent and

Consolidated. Crescent was paid 6,500,000 shares of the common stock of PalWeb for its services under the Agreement with Crescent. Consolidated was paid 4,500,000 shares of the common stock of PalWeb for its services under the Agreement with Consolidated. In the lawsuit, PalWeb alleges that neither Crescent nor Consolidated has performed their obligations under the Agreements and that they have materially breached the Agreements by, among other things, failing to establish any market makers for the common stock of PalWeb.

           Consolidated has transferred the 4,500,000 shares of the common stock of PalWeb it received to Curton Capital Corporation ("Curton Capital"), a company owned by Curton. PalWeb alleges that Curton Capital received the shares from Consolidated with knowledge that Consolidated had not provided PalWeb with the consideration it was to have received under the Agreement and that Consolidated was in breach of the Agreement.

           PalWeb filed its petition against Crescent, Consolidated and Curton Capital seeking recission of the Agreements and return of the shares of PalWeb common stock paid to such parties. Alternatively, PalWeb seeks damages. The defendants in this case have filed answers denying PalWeb's claims and asserting counterclaims against PalWeb seeking, among other things, additional shares of PalWeb common stock because of the alleged breach of a term in the Agreements which provided that PalWeb would use its best efforts to either cause the shares to be issued to Crescent and Consolidated to be issued under Form S-8 or to register such shares so that they would be freely tradable. The Agreements further provided that in the event such shares were not freely tradable within 6 months PalWeb would issue restricted shares in the amount of 1,000,000 shares to Crescent and 750,000 shares to Consolidated. The defendants assert that PalWeb did not cause the initial shares issued to Crescent and Consolidated for services to be rendered under the Agreements to be freely tradable and has demanded issuance of the additional 1,750,000 shares to defendants. The counterclaims also seek damages for PalWeb not agreeing to remove legends from the shares issued as well as punitive damages and attorney fees. PalWeb disputes any liability to defendants and plans to vigorously defend any counterclaims that might be filed by defendants.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the three month period ended February 29, 2001, the registrant issued 50,000 shares of common stock of PalWeb to Alan Halliburton and Geralyn Maher Debusk, for a total of 100,000 shares, in exchange for the cancellation of approximately $12,000 in fees owed by PalWeb in connection with certain public relations services without registering such securities under the Securities Act of 1933.

         PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of stock set forth above. The parties listed above are sophisticated persons or entities, performed services for PalWeb, or personally knew members of PalWeb's management staff at the time of the transactions listed above. There was no underwriting and no commissions were paid to any party upon the issuance of such stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           For description of a promissory note under which the holder claims that PalWeb is in default, see Part I, Item 3 of PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on August 29, 2000. PalWeb disputes the allegations that it has defaulted under such note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits:

              10.1 Promissory Note in the amount of $250,000 payable to Yorktown Management and Financial Services, L.L.C. dated March 1, 2001.

              10.2 Security Agreement between Yorktown Management and Financial Services, L.L.C. and PalWeb Corporation dated March 1, 2001.

              10.3 Security Agreement between Yorktown Management and Financial Services, L.L.C. and Plastic Pallet Production, Inc. dated March 1, 2001.

              11.1 Computation of loss per share is in Note 7 of the Notes to the financial statements.

           B.  Reports on Form 8-K:

           On January 2, 2001, PalWeb filed a Form 8-K under Item 5 reporting events relating to its indirectly wholly owned subsidiary, Paceco Financial Services, Inc.

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                         PALWEB CORPORATION
                                         ---------------------------------------
                                         (Registrant)

Date        04/13/01                     /s/ Paul A. Kruger
           -------------------           ---------------------------------------
                                         Paul A. Kruger
                                         Chairman of the Board and President