Form 10KSB40
period 2001-07-31
PALWEB CORP
filed 2001-09-13
CIK 1088413

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended MAY 31, 2001
                                    ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    --------------

          Commission file number         000-26331
                                 --------------------------

                               PALWEB CORPORATION
                               ------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                    75-1984048
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1607 WEST COMMERCE STREET, DALLAS, TEXAS 75208
                    (Address of principal executive offices)

                                 (214) 698-8330
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:


    Title of each class            Name of each exchange
                                    on which registered

        NONE                               NONE
        ----                               ----

Securities registered under Section 12(g) of the Exchange Act:


                          COMMON STOCK, $0.10 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended May 31, 2001 was $89,211.

The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2001 was $12,396,993. This amount was computed using the average of the high and low price on May 31, 2001.

As of July 18, 2001, the issuer had outstanding a total of 231,973,244 shares of its $0.10 par value Common Stock.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [X]

                               PALWEB CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE
                                                                          NUMBER

PART I

Item 1.  Description of Business                                              4

Item 2.  Description of Property                                             12

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 14

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            14

Item 6.  Management's Discussion and Analysis or Plan of Operation           16

Item 7.  Financial Statements                                                27

Item 8.  Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   27

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act          27

Item 10.  Executive Compensation                                             29

Item 11.  Security Ownership of Certain Beneficial Owners and Management     30

Item 12.  Certain Relationships and Related Transactions                     31

Item 13.  Exhibits and Reports on Form 8-K                                   32

PART I.

ITEM 1.                        DESCRIPTION OF BUSINESS

HISTORY
-------

           PalWeb Corporation ("PalWeb") is a Delaware corporation that was incorporated on February 24, 1969 under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April of 1982, to Cabec Energy Corp. in June of 1993 and became PalWeb Corporation in April of 1999. Unless otherwise noted, all references to PalWeb include PalWeb's wholly owned subsidiaries.

           From April 1993 to December 1997, PalWeb was engaged in various businesses, including the business of exploration, production and development of oil and gas properties in the continental United States and the operation of related service businesses. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc. or "PPP," a Texas corporation, in exchange for a majority of the issued and outstanding stock of PalWeb. Pursuant to the terms of the reverse acquisition contract, all of the assets, contract rights, and liabilities of PalWeb that related in any way to the oil and gas business were transferred to The Union Group, Inc., a Nevada corporation (the "Union Group"). In November 1998, PalWeb distributed all of the issued and outstanding stock of the Union Group to its stockholders (other than the former shareholders of Plastic Pallet Production, Inc.).

           Since the acquisition of PPP, PalWeb's primary business is (i) manufacturing and selling plastic pallets, and (ii) the custom design, manufacture and sale of large plastic injection molding machines and systems. PalWeb is currently a development stage company. As of May 31, 2001, PalWeb has not sold any plastic injection molding machines and sales of plastic pallets have been limited.

           In October 1998, PalWeb entered into an agreement for sale of a plastic injection molding machine with Pace Plastic Pallets, Inc. ("Pace") that was intended to provide for the sale of specified machinery to Pace to permit Pace to manufacture pallets for sale to PalWeb for further distribution by PalWeb under patent licenses granted by PalWeb to Pace. In exchange for Pace's agreement to purchase the machinery and make an earnest money deposit of $300,000, 10 million shares of PalWeb were transferred by the former Chairman of the Board and President of PalWeb, Michael John, to Pace. At the time of this transaction, Pace was principally owned by Paul Kruger; however, neither Paul Kruger nor any of his related entities, including Pace, were affiliated with or related to PalWeb or any of its subsidiaries. The terms of this transaction were entered into on an arm's length negotiated basis.

           PalWeb encountered difficulties in connection with the manufacturing of the machinery required by this agreement due to the absence of available funding and other reasons. As a result, in January 1999, PalWeb entered into a consulting agreement with Paceco Financial Services, Inc. ("PFS"), an entity owned by Mr. Kruger, in which PFS provided $189,000 in cash and comprehensive management assistance to PalWeb in exchange for the issuance of 41 million shares of PalWeb Common Stock. PalWeb recorded an expense of $4.1 million in connection with this transaction, which was equal to the estimated fair value of the shares issued at that time. At the time of this transaction, Mr. Kruger was not affiliated with PalWeb. This was an arm's length negotiated transaction entered into between PFS and the former management of PalWeb. This transaction was negotiated at a time when PalWeb was in serious financial difficulty. The services performed included strategic planning, marketing, general consulting and management services, including recovery of shares issued to other parties in transactions potentially detrimental to PalWeb. The number of shares issued in this transaction is roughly equal to the number of shares owned by Wolfgang Ullrich and Rosarin Chaisayan, which were recovered by PalWeb.

           On July 9, 1999, Paul Kruger became Chairman of PalWeb. Subsequent to that date, Mr. Kruger has been actively involved in the day to day management of PalWeb in order to further its business plan. Also subsequent to that date through May 31, 2001, Mr. Kruger or his affiliated entities have provided approximately $2.48 million in funding for the operation of PalWeb in the form of $1,187,479 in stock purchases, $947,000 in cash advances, and $350,021 in consulting services. The cash advances have been made pursuant to various notes with face amounts aggregating a total of $1,150,000, which are secured by substantially all of the assets of PalWeb, including equipment, furniture, fixtures, inventory, accounts receivables and patents. For more information on these notes, see "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

           Subsequent to becoming more active in management, Mr. Kruger discovered various transactions and agreements that had been entered into with various parties by prior management that were detrimental to PalWeb. Under Mr. Kruger's guidance, PalWeb initiated litigation against these parties and recovered approximately 55 million shares of PalWeb's common stock.

ACQUISITION OF PACECO FINANCIAL

           On April 3, 2000, PalWeb acquired Paceco Financial Services, Inc. ("PFS") by means of a merger of PFS's parent company, Pace Holding, Inc., into a wholly owned subsidiary of PalWeb, PP Financial, Inc. In the acquisition, PalWeb issued 50 million shares of its Common Stock in exchange for all the outstanding stock of Pace Holding and PFS became an indirect wholly owned subsidiary of PalWeb. All of the outstanding stock of Pace Holding was owned by Paul Kruger, the Chairman and Chief Executive Officer of PalWeb. PFS, in addition to its other assets, owned 43.5 million shares of PalWeb Common Stock, which by virtue of the acquisition, were treated as treasury stock on PalWeb's records and, accordingly, the acquisition resulted in the issuance of an additional 6.5 million shares of PalWeb Common Stock.

           The 50 million shares of PalWeb's Common Stock that PalWeb exchanged for all of the outstanding stock of Pace Holding was authorized and approved by the directors of PalWeb other than Mr. Kruger, Mark R. Kidd and Lyle W. Miller. The 6.5 million incremental shares of PalWeb's Common Stock that were issued in the acquisition of Pace Holding represented the value attributable to Paceco's business, other than the ownership of PalWeb Common Stock.

           PFS has been in business since 1952 and is engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Department of Securities ("ODS"). PalWeb acquired PFS with the intent of using PFS to finance large purchases of pallets. However, PFS encountered regulatory difficulties with the ODS as described in "Investigation of PFS by the Oklahoma Department Securities" at the end of this Item 1. As a result of these difficulties, PFS has not engaged in any pallet financing activities as of May 31, 2001.

CURRENT BUSINESS
----------------

           PalWeb's principal subsidiary, Plastic Pallet Production, Inc. or "PPP," is the entity through which PalWeb conducts its business of selling plastic pallets and plastic injection molding machines. As of May 31, 2001, PalWeb has not sold any plastic injection molding machines and the sales of plastic pallets have been limited. PalWeb holds two patents that PalWeb considers material to its business: a patent for the original design of a materials handling plastic pallet, and a patent on a plastic injection molding machine used to produce such pallets.

           PalWeb's plastic pallets are much more durable and sanitary than traditional wood pallets. At PalWeb's request, its plastic pallet design has been subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc. ("Container Technologies"), Lenexa, Kansas, a nationally recognized independent testing facility. Container Technologies is certified as a Performance Oriented Packaging (POP) Laboratory by the U.S. Department of Transportation. Container Technologies is also an International Safe Transit Association (ISTA) Qualified Test Laboratory and a National Motor Freight Classification (NMFC) Association Certified Laboratory. Container Technologies certified PalWeb's plastic pallet as having passed the above referenced tests. The testing procedures found the pallet to be stronger and more versatile than the typical hardwood pallet.

           At PalWeb's request, its plastic pallets were also tested by The Center for Unit Load Design of the Virginia Polytechnic Institute & State University ("Virginia Tech"). The Center for Unit Load Design is an outgrowth of Virginia Tech's William H. Sardo Jr. Pallet and Container Research Laboratory (the "Sardo Laboratory"), which is the only research facility in the United States that performs comprehensive research and development work, provides technical assistance, and offers educational programs focusing exclusively on pallets and containers, as well as the materials and fasteners with which the pallets and containers are assembled. The goal of the Sardo Laboratory is to provide leadership in conducting research, technical assistance, and continuing education programs directly applicable to the pallet and container industries and their clients. The Center for Unit Load Design expands the Sardo Laboratory's research into the field of design and evaluation of all elements of materials handling systems. PalWeb's pallets successfully passed tests using The Center for Unit Load Design's FasTrack handling protocol for forklift, pallet jack, racking and stacking under a 1,500-pound load, which further demonstrates the strength and durability of PalWeb's pallets.

           PalWeb has conducted preliminary tests at the facilities of SGS US Testing Company, Inc. on the fire retardency of the plastic formula used in its pallets and has experienced favorable results. PalWeb anticipates that it will schedule a UL Lab testing (UL 2335 Classification Flammability of Plastic Pallets) prior to the quarter ending November 30, 2001.

           PalWeb has fabricated an operational prototype plastic injection molding system. PalWeb is continually modifying and improving its equipment. PalWeb began utilizing the prototype equipment by running a 10 hour shift 4 days per week. As of August 24, 2000, PalWeb increased production by adding a second shift. Two shifts utilizing the current equipment 5 days per week can produce approximately 1,232 rackable and 196 floor pallets per month. As of June 1, 2001, PalWeb has sold 2,438 pallets and has approximately 2,000 rackable and 1,800 floor (non-rackable) pallets in inventory. With the addition of approximately two more shifts, PalWeb anticipates that production will increase to approximately 4,000 pallets per month. PalWeb expects to reach this production level if and when PalWeb secures the orders necessary to justify such production level. 4,000 pallets per month is the maximum capacity of PalWeb's research/prototype plastic injection molding system.

           PalWeb is currently exploring methods to raise funds through various means including, but not limited to, the private placement of equity securities, private loans, commercial loans or technology licensing arrangements. Any loans to PalWeb will likely be required to be secured and guaranteed by Paul Kruger. PalWeb is dependent upon Mr. Kruger to provide and/or secure additional debt financing. Mr. Kruger has no obligation to provide additional debt financing to PalWeb or secure such financing on PalWeb's behalf and there is no assurance that Mr. Kruger will do so. PalWeb plans to use future funding to continue to build a fully functional plastic injection molding system comprised of multiple plastic injection molding machines with integrated material feed lines. If successful, the addition of these machines will permit PalWeb to expand its production of pallets. Should PalWeb successfully increase its production levels, it will need to employ additional production and supervisory employees, as described in this section.

            In the past three years, approximately $2.5 million has been spent on the development of PalWeb's business by designing plastic pallets and building prototypes of the plastic injection molding machines that will be manufactured by PalWeb for its own use in manufacturing plastic pallets and for resale to industrial users of plastic injection molding systems. As of August 10, 2001, approximately $1.5 million has been spent and approximately $3.75 million worth of parts and materials have been ordered in connection with building a line of fully functional plastic injection molding machinery. PalWeb expects that its first line of fully functional plastic injection molding machinery, which will have a production capicity of approximately 40,000 pallets per month, will be in operation during the third quarter of fiscal year 2002.

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

However, there is no assurance that PalWeb will be successful in marketing the pallets commercially.

           The principal raw materials used in manufacturing PalWeb's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers and the supply is readily available.

PALLET INDUSTRY

           According to the U. S. Forest Service, as printed in the National Wooden Pallet and Container Association publication, approximately 400 million new wood pallets are purchased in the United States each year, and some research sources estimate that even more than 400 million new pallets are purchased each year. At an overall average selling price of $9/pallet, the pallet manufacturing and sales business is approximately a $4 billion industry. It is estimated that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location. The industry is generally comprised of companies that manufacture new pallets or repair and recycle pallets. New pallet manufacturing generates about 60%-65% of the industry's revenues. The U.S. Forest Service estimates that approximately 1.9 billion wood pallets are in circulation in the United States today and that roughly 400 million of the wood pallets currently in circulation were newly manufactured. On an annual basis, approximately 175 million wood pallets are recycled through a process of retrieval, repair, re-manufacturing and secondary marketing, approximately 225 million are sent to landfills, and approximately 100 million are burned, lost, abandoned or leave the country.

           Within the last few years, concerns regarding infestation have arisen in the wood pallet industry. For instance, according to Virginia Tech's Center for Unit Loan Design Center Tech Note No. 1 dated November 11, 1998, the Asian Longhorn Beetle ("ALB"), a devastating wood boring pest native to China and other Asian countries, has invaded hardwood trees in New York City and Chicago. The ALB outbreaks have been traced to solid wood packaging materials ("SWPM"), including wood pallets imported from China. As a result, the USDA Animal and Plant Health Inspection Service has proposed certain interim rules, which include upgrading treatment procedures for SWPM. These treatments are estimated to increase the cost of SWPM by at least 10%, and some treatments will double the price of SWPM.

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

           According to a survey by the National Wooden Pallet and Container Association and Cahners, approximately 4% of the total pallet purchases in 1999 were plastic pallets while approximately 91% were wood pallets. However, the trend that appears to be emerging is a switch from wood to plastic, with the only limiting factor being price. As stated in the April 2001 issue of Pallet Enterprise magazine, one estimate projected that plastic pallet usage will reach about 20 million units in 2001, up from only 3 to 4 million in 1995. Therefore, PalWeb will target both wood and plastic pallet users during its market introduction phase.

           PalWeb intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design, plastic injection molding system design and the materials used to make the plastic pallets.

EMPLOYEES

           As of July 1, 2001, PalWeb leases ten full time employees from Accord Human Resources, Inc., an independent employee leasing company. PalWeb decided to lease its employees because, considering the small number of employees currently required by PalWeb's level of operations, it is more cost effective than hiring its own employees.

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

MARKETING

           PalWeb plans to distribute its pallets and its plastic injection molding systems through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees. PalWeb believes that PalWeb's patents on its plastic pallet designs and its plastic injection molding machines, along with appropriate pricing of its products, should give PalWeb a sales advantage with respect to its competition. PalWeb hopes to gain product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

             As of February 28, 2001, PalWeb had begun building a sales team by engaging a full- time sales agent who will be paid a set amount per month for a period of approximately six months, at which time the sales agent will be paid commissions only. Also since February 28, 2001, PalWeb began advertising in Pallet Enterprise and Materials Handling Management, and PalWeb's Vice President of Marketing, Lyle Miller, has begun setting up a system of materials handling distributors at various locations throughout the world, which PalWeb anticipates will have a positive impact on sales. PalWeb's marketing efforts have also generated several leads with customers who are considering sizable orders of pallets. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

PATENTS

           PPP currently holds the following patents, which are material to its business:

           1.        Materials Handling Plastic Pallet
                     Application No. 09/421,766
                     Filing Date: October 19, 1999
                     U.S. Patent No. 6,109,190 issued on August 29, 2000 Expiration Date: August 28, 2017

           2. Multiple Mold Workstation with Single Injection Feeder and Hydraulic Pumping Station
                     Application No. 09/346,165
                     Filing Date: July 1, 1999
                     U.S. Patent No. 6,241,508 B1 issued on June 5, 2001 Expiration Date: June 4, 2018


           The first patent is for a new concept in the construction of materials handling plastic pallets. These pallets are lighter, stronger and more durable than traditional wood pallets and have a unique two-part interlocking system.

           The second patent is for a new concept in the construction of plastic injection molding machines. These machines are approximately 20% to 30% of the length of a traditional style plastic injection molding machine, use approximately one-third of the electricity used by a traditional style machine, use approximately 10% of the oil (circulated) used by a traditional style machine, and can be profitably sold to the end user at a cost that is substantially less than the cost of a traditional style machine. However, it must be noted that there is no assurance that PalWeb will be able to sell any of the newly designed plastic injection molding machines.

           PPP's pallets and plastic injection molding machines have a broad spectrum of possible applications. As a result, it is not foreseen that sales will be dependent on one or a few major customers.

SUBSIDIARIES

           PalWeb has two wholly owned subsidiaries and one indirect wholly owned subsidiary. A list of PalWeb's subsidiaries is set forth below:

                     Plastic Pallet Production, Inc., a Texas corporation;

                     PP Financial, Inc., a Texas corporation;

                     Paceco Financial Services, Inc., an Oklahoma corporation and a wholly owned subsidiary of PP Financial, Inc.

INVESTIGATION OF PFS BY THE OKLAHOMA DEPARTMENT OF SECURITIES

           In connection with an examination of PFS in March 1999, the Oklahoma Department of Securities determined that certain of PFS's activities, including the ownership of real estate and the ownership of equity securities, did not comply with the provisions of the Oklahoma Securities Act relating to the permissible activities of investment certificate issuers. PFS sent a Notice to Depositors of Paceco Financial Services, Inc. dated October 10, 2000 (the "Initial Notice") stating that, at current market values, the net assets of PFS were inadequate to redeem 100% of the depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") as they come due. Effective October 5, 2000, PFS exercised its right to suspend redemptions of time certificates and withdrawals of passbook savings accounts and ceased accepting any Deposits.

           PFS sent a Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc. dated November 3, 2000 (the "First Supplemental Notice") and a Second Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc. dated December 20, 2000, (the "Second Supplemental Notice") stating that PFS had amended its plan for redeeming PFS's outstanding Deposits as described in the earlier notices. The Initial Notice, the First Supplemental Notice, and the Second Supplemental Notice constitute the plan for redeeming the Deposits and are referred to herein as the "Plan."

           In general, as a result of a negotiated arrangement with the ODS, the Plan provides a method for redeeming the outstanding Deposits through the transfer of 43,500,000 shares of PalWeb common stock owned by PFS ("PFS Shares") to an independent trustee and the sale of the PalWeb Shares by the trustee on or before December 31, 2004 either through open market or private sales or by exercise of an option to put the shares to Paul Kruger, the Company's chairman, Chief Executive Officer and principal shareholder, with the net sales proceeds being used to redeem the Deposits. Pursuant to that certain Put Agreement by and between Paul A. Kruger, Bill J. English as Trustee and Paceco Financial Services, Inc. dated December 20, 2000, the percentage of PFS shares to be purchased by Mr. Kruger shall be the difference between the amounts payable to Deposit holders each year (20% of account balances outstanding on December 1, 2000; 25% of account balances outstanding on January 1, 2001; 33 1/3% of account balances outstanding on January 1, 2002; 50% of account balances outstanding on January 1, 2003; and 100% of account balances outstanding on January 1, 2004, or such other amount as shall cause the account balances to equal zero at December 31, 2004) and the amount distributed to Deposit holders each year from sources other than the put, as a percentage of the outstanding balances. Mr. Kruger's obligations with regard to the puts are released in the event that any litigation is filed against Mr. Kruger, PFS, PalWeb or any other affiliates of PFS in connection with the passbook accounts or time certificates of PFS.

           In December 2000, PFS sold its real estate holdings to Onward, L.L.C., a company 100% owned by Mr. Kruger, at appraised value and the proceeds were distributed to Deposit holders in accordance with the Plan. As of May 31, 2001, PFS had approximately $5.1 million in Deposits outstanding, and it has not been necessary to exercise any of the puts in connection with repaying the Deposit holders in accordance with the Plan.

           PalWeb has not entered into any conditions, commitments or requirements with the Oklahoma Securities Department that would require it to fund or otherwise be financially responsible for the liabilities of PFS. However, if PFS is unable to make payment to investment certificate holders as described above, it is possible that holders of investment certificates may assert claims against PalWeb that it is liable for the liabilities of PFS under legal theories relating to piercing the corporate veil or otherwise. In such event, PalWeb might incur additional costs to contest such claims and could ultimately be found to be liable. The effect of any such claims being made against PalWeb could also have an adverse effect on the value of PalWeb's common stock and make it even more difficult for PFS to fund the repayment of its investment certificate liability from liquidation of the PalWeb common stock owned by it. Accordingly, PalWeb may be adversely affected if PFS is unable to meet its obligations. However, the Company believes it is unlikely that PalWeb will be sued in connection with PFS's Deposits because such litigation would invalidate the puts described above.

ITEM 2.    DESCRIPTION OF PROPERTY

           PalWeb currently leases approximately five acres of land in an industrial area of Dallas, Texas that is improved with 119,000 square feet of manufacturing and warehouse space, and approximately 6,500 square feet of office space. PalWeb leases this land from Onward, L.L.C., a an entity 100% owned by Paul A Kruger, under a lease agreement that expires on April 30, 2002. Under the terms of the lease agreement, PalWeb has the option to extend the Lease for four additional terms of one year each. The lease agreement was approved by the Board of Directors of PalWeb, other than Mr. Kruger.

           PalWeb has sufficient office equipment, such as computers, printers, copiers, etc., to operate effectively. PalWeb has six computer stations, five printers, and two copy machines in good working order.

            Except for the electrical service, the warehouse/manufacturing facility is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and plastic injection molding systems. The ceilings are very high, which will allow for the use of cranes, if needed. The warehouse currently has four heavy duty cranes installed above the work areas, and is situated on an operational railroad spur. PalWeb will have to incur costs of approximately

$41,000 to upgrade the electrical wiring before the fully functional plastic injection molding machine is completed and installed.

ITEM 3.    LEGAL PROCEEDINGS

           As of May 31, 2001, there was one material legal proceeding in which PalWeb was involved.

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

           On September 25, 2000, Vimonta filed a Motion to Dismiss for Lack of Personal Jurisdiction contending, INTER ALIA, that the agreements between Vimonta and PalWeb were negotiated and signed in Europe and that no representative of Vimonta came to the United States until April 2000, after the dispute between Vimonta and PalWeb arose. PalWeb disputed the allegations regarding the purported lack of personal jurisdiction and filed an objection to the jurisdictional motion. The court denied the objection to personal jurisdiction on May 17, 2001.

           Subsequently, on July 20, 2001, Vimonta's counsel of record in this case sought and was granted leave by the court to withdraw. On July 25, 2001, the court entered an order requiring Vimonta to obtain new counsel by August 23, 2001. The order provides that if Vimonta fails to do so, a default judgement will be entered against Vimonta. As of August 27, 2001, PalWeb had not received notice that Vimonta had obtained new counsel as required by the order.

           The following describes legal proceedings involving PalWeb that were settled during the fiscal year ended May 31, 2001.

RALPH CURTON, JR. VS. PALWEB CORPORATION, CV 00-8683-C, filed in the County Court at Law No. 3, Dallas County, Texas on July 27, 2000, and PALWEB CORPORATION V. CRESCENT ROAD CORPORATION, CURTON CAPITAL CORPORATION AND CONSOLIDATED CAPITAL CORPORATION, CV 01-1225-K, filed in the 192nd Judicial District, District Court of Dallas County, Texas on February 15, 2001.

           As of May 31, 2001, PalWeb settled all litigation between PalWeb and Ralph Curton, Jr., and certain of his affiliated entities. Under the terms of the settlement, PalWeb paid Mr. Curton $300,000 in satisfaction of a $500,000 promissory note of PalWeb held by Mr. Curton. Funding for this settlement was provided by a loan from Yorktown Management and Financial Services, L.L.C. of which Warren Kruger, Paul Kruger's brother, is the principal shareholder. Simultaneously, Mr. Curton and his affiliates agreed to surrender to PalWeb for cancellation certificates representing 11 million shares of PalWeb's common stock previously issued for consulting services that were not provided as agreed. PalWeb dismissed a lawsuit filed by PalWeb against Mr. Curton and certain related entities relating to these shares. PalWeb and Mr. Curton and certain of his related entities executed mutual releases of all claims, bringing to a conclusion all pending disputes between these parties; however, Mr. Curton has yet to return 300,000 of the shares described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of the security holders of PalWeb, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by the report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

           From August 1999 through October 6, 1999, PalWeb's Common Stock traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"), with "PAEB" as its trading symbol from August 1999 through September 13, 1999 and "PAEBE" as its trading symbol from September 13, 1999 through October 6, 1999. The following table sets forth the range of high and low bid prices for PalWeb's Common Stock during the time periods indicated. Prices, as reported by NASDAQ, reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions.

        QUARTER ENDING                HIGH BID                  LOW BID
        --------------                --------                  -------
        Aug. 31, 1999                   0.27                     0.12
        Nov. 30, 1999(1)                0.175                    0.70

------------------------
(1) Information presented for the period ended November 30, 1999 is high and low bid prices until PalWeb was de-listed from the NASDAQ over-the-counter bulletin board system on October 6, 1999.

           On October 6, 1999, PalWeb's Common Stock was de-listed from the OTCBB. From October 6, 1999 through February 1, 2001, PalWeb's common stock traded on the NASDAQ over-the-counter pink sheet system, with "PAEB" as its trading symbol. On February 2, 2001, PalWeb's common stock was re-listed on the OTCBB. Since such time, PalWeb's common stock has traded on the OTCBB, with "PAEB" as its trading symbol. The following table sets forth the range of high and low prices at which PalWeb's common stock traded during the time periods indicated, as reported by NASDAQ.


        QUARTER ENDING                      HIGH                        LOW
        --------------                      ----                        ---
        Nov. 30, 1999(1)                   $0.16                       $0.07
        Feb. 29, 2000                       0.25                        0.02
         May 31, 2000                       0.285                       0.06
        Aug. 31, 2000                       0.0825                      0.011
        Nov. 30, 2000                       0.023                       0.007
        Feb. 29, 2001                       0.075                       0.005
         May 31, 2001                       0.08                        0.02

------------------------
(1) Information presented for the period ended November 30, 1999 is high and low prices from the date when PalWeb was de-listed from the OTCBB (October 6, 1999) through the end of the quarter on November 30, 1999.

HOLDERS:

           As of July 18, 2001, PalWeb had approximately 1,272 common stockholders of record.

DIVIDENDS:

           PalWeb paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES:

           During the fiscal year ended May 31, 2001, PalWeb issued certain promissory notes to Hildalgo Trading Company, L.C. with face amounts aggregating $1,150,000 pursuant to which PalWeb had been loaned $947,200 as of May 31, 2001 and Yorktown Management and Financial Services, L.L.C. with face amonts aggregating $3,000,000 pursuant to which PalWeb had been loaned $1,536,559 as of May 31, 2001. For more information on these notes, please see "Liquidity and Capital Resources" under Item 6 and "History" under Item 1 of this Form 10-KSB.

           In June 2000, PalWeb issued 250,000 shares of its common stock in a no-sale transaction upon the conversion of 250,000 shares of preferred stock.

           PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the notes set forth above. All parties listed above are sophisticated persons or entities. There was no underwriting and no commissions were paid to any party upon the issuance of such notes.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

           This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of PalWeb. Such statements relate to, among other things: future operations of PalWeb, the development of distribution channels and product sales and the introduction of new products into the market. Forward- looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes," or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief, or current expectations of PalWeb and its Board of Directors and management with respect to PalWeb and its business. The forward-looking statements are subject to various risks and uncertainties described in this Form 10-KSB. For these reasons, PalWeb's actual results may vary materially from the forward-looking statements.

RISK FACTORS
------------

PALWEB IS A DEVELOPMENT STAGE COMPANY AND MAY NOT ACHIEVE PROFITABILITY.

           PalWeb was incorporated on February 24, 1969. From April 1993 to December 1997, PalWeb was primarily engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of related service business. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc. and its principal business changed to selling plastic pallets and plastic injection molding machines. As of May 31, 2001, PalWeb was using a prototype plastic injection molding machine to produce plastic pallets. PalWeb is in the process of building a fully operational plastic injection molding machine. PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

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

PALWEB'S BUSINESS COULD BE AFFECTED BY NEW LEGISLATION REGARDING ENVIRONMENTAL MATTERS.

           The business operations of PalWeb are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from PalWeb's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of PalWeb's properties, PalWeb may be held liable. No assurances can be given that additional environmental issues will not require future expenditures.

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

CERTAIN RESTRICTED SHARES OF PALWEB WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND CERTAIN SHARES OF FREE TRADING COMMON STOCK ARE HELD IN TRUST FOR THE BENEFIT OF THE DEPOSIT HOLDERS OF ONE OF PALWEB'S INDIRECT WHOLLY OWNED SUBSIDIARIES AND ARE LIKELY TO BE SOLD IN THE FUTURE, BOTH OF WHICH COULD AFFECT THE PREVAILING MARKET PRICE OF PALWEB'S COMMON STOCK.

           Certain of the outstanding shares of Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of PalWeb as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned Common Stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of PalWeb at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. In addition, approximately 43,500,000 free trading shares are held in trust for the benefit of the deposit holders of one of PalWeb's indirect wholly owned subsidiaries and are likely to be sold in the future (for more information on the circumstances surrounding these shares, see Item 1, Current Business in this Form 10-KSB). Sales or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair PalWeb's ability to raise capital at that time through additional sale of its equity securities.

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

THE RESULTS OF PENDING LITIGATION AGAINST PALWEB MAY HAVE AN ADVERSE AFFECT ON ITS FINANCIAL CONDITION OR BUSINESS PROSPECTS.

           PalWeb is a party to a pending legal proceeding that involves claims or potential claims against PalWeb and if resolved unfavorably to PalWeb could have an adverse affect on PalWeb's financial condition or other effects on PalWeb. There is no assurance this proceeding will be resolved favorably.

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

           As of May 31, 2001, production of plastic pallets utilizing prototype production equipment is approximately 800 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. The recent hiring of two additional employees will enable PalWeb to increase production to approximately 2,000 pallets per month. Production levels of approximately 4,000 pallets per month can be attained by adding approximately two more shifts. Based on current demand, management anticipates that it will produce about 800 pallets per month using existing personnel. Management will continue to increase production to achieve capacity as it receives orders for pallets that justify higher production levels. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

           Sales for fiscal year 2002 using existing production equipment are expected to total approximately 2,000 pallets per quarter. However, see discussion under "Prospects for Future" regarding acquisition of a new production line. Inventory levels at May 31, 2001 include approximately 1,800 stackable and 2,000 rackable pallets. As of May 31, 2001, PalWeb's sales team consists of one full-time sales agent who will be paid a set amount per month for a period of approximately three months, at which time the sales agent will be paid commissions only. PalWeb's marketing efforts have generated several leads with customers who are considering sizable orders of pallets. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

           PalWeb has an EZ Pay Plan whereby certain qualified purchasers are able to purchase pallets in quantities of 1,000 pallets or more by financing the purchase of such pallets. Under the terms of the EZ Pay Plan, purchasers will pay $19 down and make payments of $19 in each of two subsequent years. The total sales price under the EZ Pay Plan of $57 factors in an interest rate of approximately 12% per year. After paying for the pallets in full, the purchaser may sell the pallets back to PalWeb for $19. PalWeb intends to resell these pallets on a used basis with a markup or to recycle the pallets to defray the cost of the raw materials of the pallets it later produces. As of May 31, 2001, PalWeb has not sold any pallets through the EZ Pay Plan.

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

           The consolidated statements include PalWeb Corporation and its wholly-owned active subsidiaries Plastic Pallet Production, Inc. ("PPP") and PFS. PPP represents the manufacturing segment of PalWeb and PFS represents the financial segment.

           DISCONTINUED OPERATIONS

           In December, 2000, PFS sold its real estate operations at appraised values to Onward, L.L.C., a company 100% owned by Mr. Paul Kruger, Chairman and President of PalWeb. The sales price was approximately $1,352,000 in cash and resulted in a gain of approximately $33,000. This sale was accomplished in connection with the plan to redeem all of PFS's investment certificates to enable PFS to fund a portion of the required payments to depositors in 2000. See "Liquidity and Capital Resources." During the nine month period ended February 28, 2001, the real estate segment had revenues of $110,440 and a gain from disposition of assets of $31,099 for total income of $73,838.

YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED MAY 31, 2000

           MANUFACTURING

           During fiscal year 2001, PalWeb sold approximately 900 rackable pallets and 1,500 stackable pallets, generating revenues of $89,211. The stackable pallet sells for about one-half of the rackable pallet. However, sales revenues remained insufficient to cover material and operating costs. There were sales of $14,013 and approximately 325 pallets for the comparable period in the prior year.

           During 2001, research and development consists of $95,000 paid to an independent laboratory. The expense is for the development of a patented formula for fire retardation in plastic pallets.

           Salaries and benefits were $307,085 in 2001 compared to $357,226 in 2000 for a decrease of $50,141. This decrease is due to the resignation of the former President of PPP and to capitalization of a portion labor costs to inventory.

           The general and administrative expenses decreased $1,042,047 from $1,949,987 in 2000 to $907,940 in 2001. This decrease is primarily due to reduction of consulting costs which were $1,489,000 in 2000.

           Interest expense increased $111,629 from $188,822 in 2000 to $300,451 in 2001. The increase is due to the increase in notes payable to fund current operations and deposits to purchase production equipment.

           During 2001, PalWeb recorded a gain on settlement of contracts and liabilities in the amount of $1,541,783. This gain results from $1,275,000 for cancellation of a consulting contract, $152,500 for settlement of notes payable to Ralph Curton and $114,283 from settlement of certain accounts payable. In 2000, PalWeb entered into a consulting agreement with Crescent Road Corporation and Consolidated Capital Group. The consultants received 11,000,000 shares of common stock for their services valued at $1,100,000 plus a penalty of $175,000 for failure to provide tradeable common stock. During 2001, the contract was terminated by mutual agreement, the common shares were returned and cancelled except for 300,000 shares yet to be returned, and a release of all remaining claims.

           The loss from the manufacturing segment in 2001 and 2000 was $184,066 and $2,634,225, respectively. The decrease from fiscal 2000 to 2001 of $2,450,159 is primarily due to the reasons discussed above.

           FINANCE

           The finance segment was acquired April 3, 2000 and the operating results for 2000 includes two months of operations. Accordingly, 2001 results of operations are not comparable to 2000. The finance segment reported revenues of $200,183 in 2001 and a net loss of $1,368,493. Interest expense on thrift certificates was $319,381 in 2001. This loss resulted from, among other things, noncash depreciation and amortization charges of $782,398 including an additional charge of $426,980 to recognize impairment of goodwill and costs associated with the closing of the Company's Duncan, Oklahoma facility. Management also increased the allowance for doubtful accounts by $173,426. PalWeb expects that the finance segment will continue to record losses until the repayment of the outstanding thrift certificates.

           COMBINED

           PalWeb incurred net losses of $1,478,721, or $0.01 per share, and $3,095,442, or $0.02 per share, for 2001 and 2000, respectively. The decrease in the net loss of $1,616,721 resulted from the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           Currently, PalWeb's management projects that the sale of approximately 4,000 pallets per month are necessary to break even. Sales at this level will provide revenues of approximately $200,000 and will provide sufficient cash flow to sustain manufacturing operations which includes cash operating expenses for labor, recurring overhead, and interest of approximately $100,000 per month and material costs of approximately 50% of sales or $100,000. There is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

           Due to its development stage status, PalWeb has had difficulty in obtaining financing from third parties and PalWeb's attempts for bank financing have all been contingent on personal guarantees from its Chairman, Chief Executive Officer and principal shareholder, Mr. Paul Kruger. Accordingly, Mr. Kruger has elected to provide financing direct from his affiliated entities and has requested and received security equivalent to that which a bank would require.

           As of May 31, 2001, Mr. Kruger's affiliated entities had loaned PalWeb approximately $947,200, pursuant to various notes with face amounts aggregating a total of $1,150,000. Mr. Kruger is not obligated to make further advances under these notes. All of these notes are due on October 15, 2001 and currently bear interest at the rate of 12% per year. Loans totaling $750,000 bore interest at 18% annually until December 1, 2000, when the rate was reduced to 12%. The notes had accrued interest owing as of February 28, 2001 in the amount of approximately $99,000 which had not been paid and is included in accrued liabilities. These loans are secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents.

           Effective March 1, 2001, PalWeb entered into a $250,000 line of credit with Yorktown Management and Financial Services, LLC, for a six month term at 12% interest, of which all $250,000 is outstanding at May 31, 2001. An additional line of credit was provided on April 1, 2001 by Yorktown in the amount of $2,750,000, 12% interest and maturing October 15, 2001, of which $1,536,559 was outstanding at May 31, 2001. Yorktown is an entity principally owned by Mr. Kruger's brother, Warren Kruger. This line of credit is secured, subordinate to the lien described above, by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. PalWeb is using the proceeds principally for the acquisition of a new production line of manufacturing equipment and to retire the Curton note payable.

           On May 8, 2001, PalWeb announced that it had signed a letter of intent for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 150,000,000 shares of common stock for a total of $5,500,000. The letter of intent is with Westgate Capital Company, L.L.C., a Tulsa, Oklahoma based private investment group ("Westgate") and Hidalgo Trading Company, LLC, which is 100% owned by the Company's Chief Executive Officer, Paul Kruger. Of the total $5.5 million consideration, $1 million will be provided by Hidalgo through conversion of existing secured indebtedness of PalWeb and $4.5 million will be provided in cash from an investment fund managed by Westgate. One of the principals of Westgate is Warren Kruger, the bother of Paul Kruger. Proceeds will be used to construct pallet production equipment, repay loans made by Yorktown as described above, repay other current liabilities, and for working capital. Under the terms of the proposed investment, each share of the convertible preferred stock will be convertible into 350 shares of common stock of the Company or a total of 175,000,000 shares, which is an effective conversion price of $0.0286 per share. Holders of the preferred stock will also be entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $600,000. The warrants will be exercisable at a price of $0.10 per share for a period of four years and 25% of the warrants will be callable by PalWeb if common stock trades at prices of $0.15, $0.20 and $0.25 per share, respectively. Closing of the proposed investment is subject to Westgate obtaining the necessary financing agreements and customary closing conditions and is expected to occur in one or more tranches during the second quarter of fiscal year 2002. Hidalgo is not required to convert its secured debt unless the entire $4.5 million in cash equity is raised. There is no assurance that this private placement will close. The ability to convert the preferred stock and exercise the warrants described above depends on PalWeb amending its certificate of incorporation to authorize additional capital and to reduce the par value of its common stock.

           PalWeb is dependent upon Mr. Kruger and Yorktown to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

           The Company had accumulated a working capital deficit of $3,988,000 at May 31, 2001 in connection with its manufacturing operations, which includes $947,200 in loans due to Mr. Kruger or his affiliates, $1,536,559 in notes payable to Yorktown, and $1,705,033 in accounts payable and accrued liabilities, and approximately $118,000 of accrued interest owed to Mr. Kruger and Yorktown. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that the Company will secure such financing.

           PalWeb occupies its facility under an arrangement whereby the plant was sold to Onward, LLC, an affiliate of Mr. Paul Kruger, and leased back with an option to purchase. Effective May 1, 2001, Onward and PalWeb entered into a new lease for a one year term with four one-year renewal options. The Board of Directors also elected to terminate the option to purchase provision in the original lease. Accordingly, the plant is no longer carried on the books of PalWeb and the gain of $707,044 is deferred to be amortized to additional paid in capital over the estimated period to utilize the facility.

           As reported in prior Securities Exchange Commission filings, PalWeb's indirect wholly owned subsidiary, PFS, has ceased issuing any new investments certificates and is in the process of repaying depositor account balances. PFS and Mr. Kruger have entered into certain agreements to provide for the ultimate repayment of the investment certificates. In December 2000, PFS sold its real estate holdings to Onward, L.L.C., a company 100% owned by Mr. Kruger, at appraised value and the proceeds were distributed to security holders in accordance with one of these agreements. In addition, PFS has placed its 43,500,000 shares of PalWeb common stock with an independent trustee who will liquidate the stock over a four year period in an amount sufficient to distribute the funds to certificate holders in repayment of the depositor account balances. In December 2000, PFS made the first installment payment to investment certificate holders in the amount of $1,316,000.

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

PROSPECTS FOR FUTURE

           Management has initiated the construction and installation of a new production line to manufacture plastic pallets at a cost of approximately $4,700,000. Substantially all major components have been ordered and installation is in process. The project is expected to be in operation during the third quarter of fiscal year 2002. At August 10, 2001 PalWeb had placed orders for production equipment totaling $3,755,000. Yorktown Management and Financial Services, LLC, is providing the interim financing for these purchases, as discussed above in "Liquidity and Capital Resources."

           The new line will have the capacity of producing about 40,000 pallets per month. Gravity Management, an engineering firm in Tulsa, Oklahoma, has been engaged to engineer and oversee the project. Brian Kirchmer is the engineer in charge of the project. The United States market for new pallets is, at a minimum, approximately 400,000,000 annually. Projected sales of 40,000 pallets per month, or 480,000 pallets per year, is less than 1/10th of 1% of the total new pallet market, and it appears that the market trend is moving toward the use and purchase of plastic pallets.

           As discussed above in "General to all Periods," management is currently enhancing its marketing program in anticipation of this additional capability. Efforts have included targeting major users of pallets and distributors.

           In addition, PalWeb continues to test and improve its pallet with respect to strength, durability and fire retardency. Verbal notification has been received from the Virginia Polytech Institute & State University's ("Virginia Tech") Fastrack Evaluation that the pallet has successfully passed the Virginia Tech Fastrack strength and durability test. The successful completion of this test is a significant credential in marketing PalWeb's pallet. In addition, PalWeb has embarked in developing its own patented formula for fire retardency. Dr. James Pritchard, a respected technical advisor in the area of custom polymer formulations, has been engaged to oversee this project. Preliminary tests are being performed to qualify the product to meet the requirements of UL2335, Classification Flammability of Plastic Pallets.

           Management's goal is to attain profitability during the fourth quarter of 2002.

ITEM 7.    FINANCIAL STATEMENTS

           The Financial Statements of PalWeb are set forth on pages F-1 through F-18 inclusive, found at the end of this report.

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

                                                               TERM AS DIRECTOR
    NAME                         POSITION                     OR OFFICER EXPIRES
    ----                         --------                     ------------------
Paul A. Kruger        Director, President and Chairman              2001
                      of the Board

Lyle W. Miller        Director and Executive Vice                   2001
                      President (Marketing)

Mark R. Kidd          Director                                      2001

PAUL A. KRUGER
CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT

           Mr. Kruger, age 47, earned a Bachelor of Business Administration degree in accounting from Cameron University, Lawton, Oklahoma, and earned a Juris Doctor degree from the University of Oklahoma City Law School. He has 25 years of experience in the financial services industry. Mr. Kruger co-founded United Bank Club Association, Inc. ("UBCA"), Norman, Oklahoma, in 1980, and served as its President and CEO until February 1996, when UBCA was sold. Mr. Kruger supervised and participated in every facet of UBCA's business, including strategic planning, sales, marketing, operations and service quality. Under Mr. Kruger's leadership, UBCA grew to more than 350 employees, and had operational and sales branches in Michigan, Florida, Arizona, Texas and Mexico. At the time UBCA was sold, it provided financial enhancement services to more than 2,000 client institutions serving more than 6,000,000 individual customers throughout the United States, Puerto Rico, the U.S. Virgin Islands and Mexico.

           In 1997, Mr. Kruger became the Chairman of the Board of Directors of Paceco Financial Services, Inc. In February 1999, Mr. Kruger became Chief Executive Officer and a director of Foresight, Inc. in Norman, Oklahoma. Foresight, Inc. is a marketing company that develops membership and loyalty programs for companies that are designed to solidify and enhance customer relationships. Foresight, Inc. services over 250,000 customers nationwide through relationships with companies in numerous industries including rent-to-own, banking, and financial services. Effective December 7, 2000, Foresight, Inc. was aquired by a subsidiary of Precis, Inc., a publicly-held company. Precis, Inc. designs membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Membership in these programs are offered and sold as a part of point-of-sale transactions and through direct marketing. Since December 2000, Mr. Kruger has served as the Chairman of the Board of Directors and the Chief Executive Officer of Precis, Inc. His responsibilities and contributions to all of these companies include assisting in the development, implementation and execution of strategic planning. Mr. Kruger also currently holds managing officer positions in both Hildalgo, L.C. and Onward, L.L.C.

           Mr. Kruger became a director of PalWeb on July 9, 1999 and became President on January 22, 2000.

LYLE W. MILLER
DIRECTOR AND EXECUTIVE VICE PRESIDENT (MARKETING)

           Mr. Miller, age 57, earned a Bachelor of Business Administration degree from Michigan State University and attended Michigan State University's Master's program in Finance. For the past six years, Mr. Miller has been the President and a Director of McMiller Holding Company, Northern Leasing & Sales, Inc. and Northern Connections, Inc., which are based in Lansing, Michigan. Each of these companies are privately held and are engaged in the real estate business. Additionally, Mr. Miller is a partner in MahMill Acres, a closely held real estate development partnership; President and a Director of Servco Incorporated, a privately-held company; and owner of Lansing Ice & Gymnastic Center, Inc., a privately held corporation that operates the Lansing Ice & Gymnastic Center and Landings Restaurant in Lansing, Michigan. Mr. Miller is a Director of Capital Bancorp Limited, a publicly-held bank holding company, and Precis, Inc., a publicly-held corporation.

           Mr. Miller became a director of PalWeb and Vice President of Marketing on January 22, 2000.

MARK R. KIDD
DIRECTOR

           Mr. Kidd, age 34, earned a Bachelor of Business Administration in Accounting from Southern Methodist University, Dallas, Texas, in 1988. Mr. Kidd began his career at the accounting firm of Arthur Andersen, L.L.P. where he earned the designation of Certified Public Accountant. He worked at Arthur Andersen for eight years where he served financing services clients ranging in size from less than $10,000,000 to greater than $2,000,000,000. Mr. Kidd served as the Chief Financial Officer for Republic Bank of Norman, Oklahoma, a financial institution with over $100,000,000 in assets. Mr. Kidd served as an Executive Vice President, Chief Financial Officer, and board member of Foresight, Inc. in Norman, Oklahoma from February 1999 to December 2000. Since December 2000, Mr. Kidd has served as the President and a board member of Foresight, Inc. Foresight, Inc. is a marketing company that develops membership and loyalty programs for companies that are designed to solidify and enhance customer relationships. Foresight, Inc. services over 250,000 customers nationwide through relationships with companies in numerous industries including rent-to-own, banking, and financial services. Since September of 1999, Mr. Kidd has served as the Chief Financial Officer of Precis, Inc., a publicly-held corporation. Precis, Inc. designs membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Membership in these programs are offered and sold as a part of point-of-sale transactions and through direct marketing. Effective December 7, 200, Foresight, Inc. was acquired by a subsidiary of Precis, Inc. Mr Kidd has served as a board member of Precis, Inc. since December 2000.

           Mr. Kidd became a director of PalWeb on January 22, 2000.

ITEM 10.             EXECUTIVE COMPENSATION

           Other than Mr. Kruger, no other parties receive a salary as a part of executive compensation. The following table sets forth the compensation paid to Mr. Kruger during fiscal years 2000 and 2001.

                                                      SUMMARY COMPENSATION TABLE

                                                                                                               LONG TERM
                                                                    ANNUAL COMPENSATION                       COMPENSATION
                                                   ---------------------------------------------------        ------------
             NAME AND                FISCAL                                               OTHER ANNUAL
        PRINCIPAL POSITION            YEAR           SALARY              BONUS            COMPENSATION           OPTIONS
Paul A. Kruger,                       2001         $12,000               - 0 -                - 0 -             2,500,000
Chairman of Board and                 2000         $ 6,000(1)            - 0 -                - 0 -               - 0 -
President

------------------------
(1)  MR. KRUGER WAS FIRST PLACED ON THE PAYROLL OF PALWEB ON DECEMBER 1, 1999.

           THE FOLLOWING TABLE SETS FORTH INFORMATION RELATED TO OPTIONS GRANTED TO NAMED EXECUTIVE OFFICERS AND DIRECTORS OF PALWEB.

                                                  OPTION GRANTS IN LAST FISCAL YEAR

                              NUMBER OF SECURITIES
                               UNDERLYING OPTIONS              % OF TOTAL            EXERCISE OR
       NAME                         GRANTED                 OPTIONS GRANTED              BASE           EXPIRATION DATE
Paul A. Kruger                     2,500,000                      26.3                  $0.04           MAY 11, 2011(1)
LYLE W. MILLER                     2,500,000                      26.3                  $0.04           MAY 11, 2011(1)
MARK R. KIDD                       2,500,000                      26.3                  $0.04           MAY 11, 2011(1)

------------------------
(1) THE OPTIONS GRANTED TO MESSRS. KRUGER, MILLER, AND KIDD ARE EXERCISABLE AT ANY TIME AND FROM TIME TO TIME UNTIL TEN (10) YEARS AFTER THE EFFECTIVE DATE THEIR RESPECTIVE STOCK OPTION AGREEMENTS WHILE THEY CONTINUE TO SERVE AS AN EXECUTIVE OFFICER OR ON THE BOARD OF DIRECTORS OF PALWEB, AS THE CASE MAY BE. IN THE EVENT OF DEATH OF ANY OF THE GRANTEES, THE OPTIONS ARE EXERCISABLE IN FULL BY THEIR HEIRS WITHIN 12 MONTHS OF SUCH DEATH. IN THE EVENT THE SERVICE OF THE ANY OF THE GRANTEES IS TERMINATED OTHER THAN FOR CAUSE, THE OPTIONS OF SUCH GRANTEE SHALL BE EXERCISABLE WITHIN 3 MONTHS OF SUCH TERMINATION.

                AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES

                            SHARES
                           ACQUIRED                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-
                              ON              VALUE         UNDERLYING UNEXERCISED        THE-MONEY OPTIONS AT
           NAME            EXERCISE          REALIZED         OPTIONS AT FY-END                  FY-END
Paul A. Kruger                -0-              N/A               2,500,000(1)                    $87,500
LYLE W. MILLER                -0-              N/A               2,500,000(1)                    $87,500
MARK R. KIDD                  -0-              N/A               2,500,000(1)                    $87,500

------------------------
(1) NONE OF THESE OPTIONS ARE EXERCISABLE UNLESS AND UNTIL THE SHAREHOLDERS OF PALWEB AMEND THE CERTIFICATE OF INCORPORATION OF PALWEB TO REDUCE THE PAR VALUE OF THE COMMON STOCK OF PALWEB.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the shares of Common Stock and the shares of original issue Preferred Stock beneficially owned as of May 31, 2001, by (i) each person known by PalWeb to beneficially own five percent (5%) or more of the outstanding Common Stock or Preferred Stock, (ii) each current director and executive officer and (iii) all current directors and executive officers as a group. The original issue Preferred Stock is considered the equivalent of Common Stock, since it is voting and convertible into Common Stock on a share for share basis. As of July 18, 2001, PalWeb had 231,973,244 shares of Common Stock and 2,525,000 shares of Preferred Stock outstanding.

                                                                             SHARES                PERCENT
                                    NAME                               BENEFICIALLY OWNED           OWNED
                                    ----                               ------------------           -----
Paul A. Kruger, Chairman of the Board and President .............         59,800,000(1)             25.8%

                                                                             SHARES                PERCENT
                                    NAME                               BENEFICIALLY OWNED           OWNED
                                    ----                               ------------------           -----
Lyle W. Miller, Director and Vice President (Marketing)..........          6,500,000                        2.8%
Mark R. Kidd, Director ..........................................            500,000                         0.2%
All Directors & Officers as a Group (3 persons)..................         66,680,000(1)                     28.8%

----------------------------
(1) TOTAL INCLUDES 9,300,000 SHARES OF COMMON STOCK OF WHICH MR. KRUGER ONLY HOLDS THE POWER TO VOTE PURSUANT TO A PROXY GRANTED BY MICHAEL JOHN; HOWEVER, AS OF JULY 31, 2000, MICHAEL JOHN PUBLICLY CLAIMED THAT HE ONLY OWNS 240,000 SHARES OF COMMON STOCK. TOTAL ALSO INCLUDES 2,500,000 SHARES OF COMMON STOCK THAT MR. KRUGER HOLDS ON BEHALF OF HIS MINOR CHILDREN.

           The closing of the private placement of convertible preferred stock and warrants to purchase common stock described under "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB could result in a change of control of PalWeb to the purchasing group.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           For a related party transaction involving funds advanced to PalWeb by affiliates of Paul Kruger, see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

           For a related party transaction involving funds advanced by Yorktown Management and Financial Services, L.L.C., of which Warren Kruger, Paul Kruger's brother, is the principal shareholder see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB. For a related party transaction involving Westgate Capital Company, L.L.C., of which Warren Kruger is a principal beneficial owner, see "Liquidity and Capital Resources" under
Item 6 of this Form 10-KSB.

           For a related party transaction involving manufacturing and warehouse space leased from an affiliate of Paul Kruger, see Item 2 of this Form 10-KSB.

           In April of 2001, PalWeb entered into an agreement with Foresight, Inc., a company of which Messrs. Paul Kruger, Miller and Kidd are on the Board of Directors and that is a wholly owned subsidiary of a publicly-held company of which Paul Kruger beneficially owns in excess of 10%, whereby Foresight agreed to make a portion of its leased premises available to one full- time employee of PalWeb, provide the services of a part-time employee of Foresight, and pay PalWeb's expenses in connection with normal office usage for telephone, fax, copying, postage and other expenses in exchange for the sum of $3,000 per month. The agreement was effective as of January 1, 2001 and may be terminated by either party at any time upon 30 days written notice.

           For a related party transaction that occurred in February 2000 in connection with PalWeb's acquisition of Paceco Financial Services, Inc., see
Item 1 of this Form 10-KSB.

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

           On July 26, 1999, PalWeb issued 400,000 shares of preferred stock to Randall McClesky in consideration of management services for serving as an officer and director of PalWeb. Also on July 26, 1999, PalWeb issued 2,558,890 shares of preferred stock to Ralph Curton, Jr. and assigns in consideration of management services for serving as an officer and director of PalWeb and to reimburse Mr. Curton for certain expenses he incurred on behalf of PalWeb. Neither Mr. McClesky nor Mr. Curton is currently an officer or director of PalWeb.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

 EXHIBIT NO.       DESCRIPTION

     2.1 Agreement and Plan of Reorganization by and among PalWeb Corporation, PP Financial, Inc. and Pace Holding, Inc. dated January 21, 2000(1)

     3.1          Certificate of Incorporation of PalWeb Corporation(1)

     3.2          By-laws of PalWeb Corporation(1)

     4.1 Certificate of Designation, Preferences and Rights of Preferred Stock Providing for an Issue of Preferred Stock Designated "Convertible Preferred Stock"(2)

     10.1 Personnel Staffing Agreement by and between Accord Human Resources, Inc. and Plastic Pallet Production Company, Inc. dated January 19, 1999(1)

     10.2 Pallet Test # 714 prepared dated November 24, 1999 for Plastic Pallet Production, Inc. prepared by Container Technology Laboratory, Inc.(2)

 EXHIBIT NO.       DESCRIPTION

     10.3 Promissory Note in the amount of $400,000 payable to Hildalgo Trading Company, L.C. dated July 27, 2000(2)

     10.4 Security Agreement by and between PalWeb Corporation and Hildalgo Trading Company, L.C. dated July 27, 2000(2)

     10.5 Security Agreement by and between Plastic Pallet Production, Inc. and Hildalgo Trading Company, L.C. dated July 27, 2000(2)

     10.6 Promissory Note in the amount of $350,000 payable to Hildalgo Trading Company, L.C. dated August 15, 2000(4)

     10.7 Promissory Note in the amount of $400,000 payable to Hildalgo Trading Company, L.C. dated November 15, 2000(4)

     10.8 Extension and Modification Agreement by and between Hildalgo Trading Company, L.C., PalWeb Corporation and Plastic Pallet Production, Inc. dated December 1, 2000(4)

     10.9 Promissory Note in the amount of $250,000 payable to Yorktown Management and Financial Services, L.L.C. dated March 1, 2001(5)

     10.10 Security Agreement between Yorktown Management and Financial Services, L.L.C. and PalWeb Corporation dated March 1, 2001(5)

     10.11 Security Agreement between Yorktown Management and Financial Services, L.L.C. and Plastic Pallet Production, Inc. dated March 1, 2001(5)

     10.12 Promissory Note in the amount of $2,750,000 payable to Yorktown Management and Financial Services, L.L.C. dated March 5, 2001

     10.13 Agreement (relating to use of office space and employees) dated April 27, 2001 by and between Foresight, Inc. and PalWeb Corporation

     10.14 Lease Agreement dated May 1, 2001, by and between Onward, L.L.C. and PalWeb Corporation

     10.15 Extension Agreement by and between Hildalgo Trading Company, L.C. and PalWeb Corporation and Plastic Pallet Production, Inc. dated June 1, 2001

     10.16 Promissory Note in the amount of $850,000 payable to Hildalgo Trading Company, L.C. dated June 1, 2001

 EXHIBIT NO.       DESCRIPTION

     10.17 Extension Agreement by and between Yorktown Management and Financial Services, L.L.C. and PalWeb Corporation and Plastic Pallet Production, Inc. dated September 1, 2001

     99.1 Notice to depositors of Paceco Financial Services, Inc. dated October 10, 2000(6)

     99.2 Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc.(7)

     99.3 Second Supplemental Notice to Investment Certificate Holders of Paceco Financial Services, Inc.(8)

     99.4 Put Agreement by and among Paul A. Kruger, Bill J. English as Trustee and Paceco Financial Services, Inc. dated December 20, 2000(8)

     99.5 Trust Agreement between Paceco Financial Services, Inc. and Bill J. English dated December 20, 2000(8)

     99.6 Letter from the State of Oklahoma Department of Securities dated December 15, 2000 regarding Paceco Financial Services, Inc.(8)

     99.7         Stock Option Plan of PalWeb Corporation (effective May 11,
                  2001)

     99.8         Form of Non-Qualified Stock Option Agreement

     99.9         Form of Incentive Stock Option Agreement

     99.10        Form of Nonemployee Director Stock Option Agreement

     21.1         Subsidiaries of PalWeb Corporation

------------------

(1) Incorporated herein by reference to Part III, Item 1 of Amendment No. 3 to PalWeb's Form 10-SB, which was filed on May 2, 2000.

(2) Incorporated herein by reference to Part III, Item 1 of Amendment No. 5 to PalWeb's Form 10-SB, which was filed on July 20, 2000.

(3) Incorporated herein by reference to Part III, Item 15 of PalWeb's Form 10-KSB for the period ended May 31, 2000, which was filed on May 15, 2001.

(4) Incorporated herein by reference to Part II, Item 6 of PalWeb's Form 10-QSB for the period ended November 30, 2000, which was filed on January 10, 2001

(5) Incorporated herein by reference to Part I, Item 6 of PalWeb's Form 10-QSB for the period ended February 28, 2001, which was filed on April 16, 2001

(6) Incorporated herein by reference to Part II, Item 6 of PalWeb's Form 10-QSB for the period ended August 31, 2001, which was filed on April 16, 2000

(7) Incorporated herein by reference to Item 7 of PalWeb's Form 8-K filed on November 17, 2000

(8) Incorporated herein by reference to Item 7 of PalWeb's Form 8-K filed on January 2, 2001

(b) Reports on Form 8-K:

           On May 15, 2001, PalWeb filed a Form 8-K under Item 5, Other Events reporting that a letter of intent had been signed in connection with the private placement of convertible preferred stock and warrants to purchase common stock of PalWeb. No financial statements were filed in connection with such Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PALWEB CORPORATION
                                       (Registrant)

Date:  08/12/01
                                    /s/ Paul A. Kruger
                                    --------------------------------------------
                                    Paul A. Kruger, Chairman of the Board and
                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  08/12/01
                                    /s/ Paul A. Kruger
                                    --------------------------------------------
                                    Paul A. Kruger, Chairman of the Board and
                                    President (Chief Executive Officer,
                                    Principal Financial Officer and Principal
                                    Accounting Officer)

Date:  08/12/01
                                    /s/ Lyle W. Miller
                                    --------------------------------------------
                                    Lyle W. Miller, Director and Vice-President,
                                    Marketing

Date:  08/12/01
                                    /s/ Mark R. Kidd
                                    --------------------------------------------
                                    Mark R. Kidd, Director

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

FINANCIAL STATEMENTS OF PALWEB CORPORATION

Independent Auditor's Report................................................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations ......................................F-4

Consolidated Statements of Changes in Stockholders' Deficiency..............F-5

Consolidated Statements of Cash Flows ......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
PalWeb Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheet of PalWeb Corporation and subsidiaries as of May 31, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of PalWeb Corporation and subsidiaries as of May 31, 2001, and the results of their operations and their cash flows for the years ended May 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2001, raises substantial doubt about its ability to continue as a going concern. In addition, PalWeb has a wholly owned subsidiary which issues thrift accounts and savings certificates to investors. The subsidiary does not have sufficient assets to liquidate investors' thrift accounts and savings certificates. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                    HULME RAHHAL HENDERSON, INC.

August 15, 2001
Ardmore, Oklahoma

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2001

           ASSETS
           ------

MANUFACTURING:
  Current Assets:
   Cash                                                               $   10,923
   Accounts receivable                                                    72,788
   Inventory (Note 4)                                                    142,689
   Prepaid Expenses                                                       95,000
                                                                      ----------
           Total current assets                                          321,400

  Property, Plant and Equipment, net
   of accumulated depreciation (Note 6)                                2,325,483

  Other Assets (Note 7)                                                   76,031
                                                                      ----------

           TOTAL MANUFACTURING ASSETS                                  2,722,914
                                                                      ----------

FINANCE:
  Cash                                                                    69,546
  Loans receivable, net of allowance for
   doubtful accounts (Note 5)                                            814,349
                                                                      ----------

           TOTAL FINANCE ASSETS                                          883,895
                                                                      ----------

TOTAL ASSETS                                                          $3,606,809
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

MANUFACTURING:
  Current Liabilities:
   Note payable (Note 8)                                           $  1,536,559
   Note payable - related party (Note 8)                                947,200
   Accounts payable                                                   1,705,033
   Accrued interest payable                                             118,031
                                                                   ------------

           Total current liabilities                                  4,306,823

  Deferred Income (Note 12)                                             707,044
                                                                   ------------

           TOTAL MANUFACTURING LIABILITIES                            5,013,867
                                                                   ------------

FINANCE:
  Thrift accounts and time certificates (Note 9)                      5,107,257
  Accrued interest payable                                              204,061
  Notes payable (Note 8)                                                171,836
                                                                   ------------

           TOTAL FINANCE LIABILITIES                                  5,483,154
                                                                   ------------

COMMITMENT AND CONTINGENCY (Notes 18 and 19)

STOCKHOLDERS' DEFICIENCY (Notes 13 and 14):
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized, 2,525,000 shares outstanding                                 253
  Common stock, $.10 par value, 250,000,000
   authorized, 231,928,244 shares outstanding                        23,192,825
  Additional paid-in capital                                          9,725,686
  Deficit accumulated during development stage                      (35,258,710)
                                                                   ------------
                                                                     (2,339,946)
  Treasury stock, 43,500,000 shares common, at cost                  (4,550,266)
                                                                   ------------
           TOTAL STOCKHOLDERS' DEFICIENCY                            (6,890,212)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  3,606,809
                                                                   ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     From Inception
                                                                 Year Ended May 31,                   (November 20,
                                                       -------------------------------------             1995) to
                                                            2001                    2000               May 31, 2001
                                                       -------------           -------------           -------------
MANUFACTURING:
  Sales                                                $      89,211           $      14,013           $     195,918

  Expenses:
   Research and development                                   95,000                    --                   501,943
   Salaries and benefits                                     307,085                 357,226               1,658,417
   General and administrative
    expenses                                                 907,940               1,949,987               9,665,648
   Depreciation expense                                      204,584                 204,805                 818,503
   Impairment                                                   --                      --                 3,456,231
   Interest expense                                          300,451                 188,822                 952,464
                                                       -------------           -------------           -------------
           Total expenses                                  1,815,060               2,700,840              17,053,206
                                                       -------------           -------------           -------------
  Other income (expense):
   Gain on settlement of contracts
    and liabilities                                        1,541,783                  57,479               1,599,262
   Other                                                        --                    (4,877)                272,308
                                                       -------------           -------------           -------------
           Total other income (expense)                    1,541,783                  52,602               1,871,570
                                                       -------------           -------------           -------------

           LOSS FROM MANUFACTURING OPERATIONS               (184,066)             (2,634,225)            (14,985,718)

FINANCE:
  Revenues -
   Interest and fees on loans                                177,580                  68,906                 246,486
   Other income                                                3,988                   1,004                   4,992
   Gain (loss) on sale of assets                              18,615                  (1,250)                 17,365
                                                       -------------           -------------           -------------
           Total Revenues                                    200,183                  68,660                 268,843
                                                       -------------           -------------           -------------

  Expenses -
   Interest on thrift accounts and
    time certificates                                        319,381                  72,514                 391,895
   Interest on notes payable                                  17,366                   3,293                  20,659
   Salaries and benefits                                      40,311                  16,864                  57,175
   Other operating expenses                                  235,794                 141,871                 377,665
   Provision for credit losses                               173,426                 180,000                 353,426
   Depreciation and amortization                             782,398                 105,910                 888,308
                                                       -------------           -------------           -------------
           Total expenses                                  1,568,676                 520,452               2,089,128
                                                       -------------           -------------           -------------

           LOSS FROM FINANCE OPERATIONS                   (1,368,493)               (451,792)             (1,820,285)
                                                       -------------           -------------           -------------

LOSS FROM TOTAL OPERATIONS, BEFORE                        (1,552,559)             (3,086,017)            (16,806,003)
DISCONTINUANCE AND EXTRAORDINARY ITEMS

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                    73,838                  (9,425)               (792,648)

EXTRAORDINARY GAIN                                              --                      --                    68,616
                                                       -------------           -------------           -------------

NET LOSS                                               $  (1,478,721)          $  (3,095,442)          $ (17,530,035)
                                                       =============           =============           =============
LOSS PER COMMON SHARE:
 Loss before discontinued operations
  and extraordinary loss                               $       (0.01)                  (0.02)
 Loss from discontinued operation                               --                      --
 Extraordinary loss                                             --                      --
                                                       -------------           -------------

 Loss per common share                                 $       (0.01)          $       (0.02)
                                                       =============           =============

WEIGHTED AVERAGE SHARES OUTSTANDING                      198,293,000             207,608,000
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

                                                                      PALWEB CORPORATION
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                             Preferred Stock                  Common Stock             Additional                        Total
                      ----------------------------    ----------------------------      Paid-in       Accumulated    Stockholders'
                         Shares          Amount          Shares          Amount         Capital         Deficit        Deficiency
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCES,
 May 31, 1999              880,000              88     217,981,046      21,798,105       2,027,465     (27,391,427)     (3,565,769)

Issuance of stock for
 services                  125,000              13      14,625,210       1,462,521          18,737            --         1,481,271

Contribution of debt
 to capital                   --              --              --              --           189,000            --           189,000

Stock issued in
 satisfaction of
 debt                    3,963,890             396      12,334,790       1,233,479         627,538            --         1,861,413

Default judgement on
 related party debt           --              --              --              --         1,619,422            --         1,619,422

Preferred stock
 converted to common    (2,193,890)           (219)      2,193,890         219,389        (219,170)           --              --

Cancellation of
 common stock                 --              --       (54,856,692)     (5,485,669)      5,485,669            --              --

Stock issued in
 acquisition                  --              --        50,000,000       5,000,000            --        (3,293,120)      1,706,880

Net loss                      --              --              --              --              --        (3,095,442)     (3,095,442)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------

BALANCES,
 May 31, 2000            2,775,000             278     242,278,244      24,227,825       9,748,661     (33,779,989)        196,775

Stock issued in
 satisfaction of
 debt                         --              --           100,000          10,000           2,000            --            12,000

Preferred stock
 converted to common      (250,000)            (25)        250,000          25,000         (24,975)           --              --

Cancellation of
 common stock                 --              --       (10,700,000)     (1,070,000)           --              --        (1,070,000)

Net loss                      --              --              --              --              --        (1,478,721)     (1,478,721)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------

BALANCES,
 May 31, 2001            2,525,000             253     231,928,244    $ 23,192,825    $  9,725,686    $(35,258,710)   $ (2,339,946)
                      ============    ============    ============    ============    ============    ============    ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         From Inception
                                                         Year Ended May 31,               (November 20,
                                                 ---------------------------------           1995) to
                                                     2001                 2000             May 31, 2001
                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $ (1,478,721)        $ (3,095,442)        $(17,530,035)
 Adjustments to reconcile net loss to
  cash used by operating activities:
   Depreciation and amortization                    1,001,348              315,509            1,756,771
   Extraordinary gain on debt retirement                 --                   --                (68,616)
   Consulting services paid by
    issuance of common stock                       (1,070,000)           1,481,271            5,646,271
   Impairment of investment                              --                   --              3,145,000
   Loss (gain) of disposition of property             (31,099)               4,877              285,009
   Provision for credit losses                        173,426              180,000              353,426
   Changes in accounts receivable                     (71,988)                (800)             (72,788)
   Changes in inventory                              (128,966)              (3,785)            (142,689)
   Changes in other assets                             58,918              (78,303)            (105,222)
   Changes in payable - related party                    --                707,909            2,930,901
   Changes in accounts payable
    and accrued expenses                            1,121,869              201,882            3,165,615
   Increase in customer deposits                         --                   --                300,000
                                                 ------------         ------------         ------------
           Net cash provided by (used)
            operating activities                     (425,213)            (286,882)            (336,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                (1,804,231)            (233,049)          (5,252,853)
 Decrease in loans receivable                       1,380,379               89,483            1,469,862
 Net liabilities from acquisition
  of finance and real estate                             --                230,724              230,724
 Proceeds from sale of equipment                    1,362,000               19,461            1,456,456
 Proceeds from lease finance obligation                  --                   --                149,517
                                                 ------------         ------------         ------------
           Net cash provided by (used)
       investing activities                           938,148              106,619           (1,946,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes and advances payable           1,898,759              452,500            3,365,066
 Payments on notes payable                         (1,042,875)              (9,355)          (1,291,980)
 Decrease in savings certificates                  (1,556,232)               4,290           (1,551,942)
 Proceeds from mortgage payable -
  related party                                          --                   --              1,350,000
 Proceeds from issuance of common stock                  --                   --                491,976
                                                 ------------         ------------         ------------
           Net cash provided (used) by
      financing activities                           (700,348)             447,435            2,363,120
                                                 ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                      (187,413)             267,172               80,469
CASH, beginning of period                             267,882                  710                 --
                                                 ------------         ------------         ------------

CASH, end of period                              $     80,469         $    267,882         $     80,469
                                                 ============         ============         ============

SUPPLEMENTAL INFORMATION (Note 16)

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       ORGANIZATION
       ------------

       Effective December 12, 1997, PalWeb Corporation ("PalWeb"), formerly Cabec Energy Corporation, was acquired in a reverse acquisition by the stockholders of Plastic Pallet Production, Inc.("PPP") whereby the stockholders of PPP became majority owners of PalWeb. Pursuant to the agreement, PalWeb exchanged its common stock for the outstanding common stock of PPP and the assets and liabilities of PalWeb and its subsidiaries as of the effective date were to be transferred into a new company whose stock was to be distributed to the stockholders of PalWeb, other than the new stockholders resulting from the PPP stock transfer. This latter distribution was effected November 10, 1998.

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

       PalWeb is principally engaged in the manufacture and marketing of plastic pallets and the related injection molding equipment necessary to produce plastic pallets. In addition, PalWeb is engaged in consumer loans through its indirect subsidiary, Paceco Financial Services, Inc. ("PFS").

       PRINCIPLES OF CONSOLIDATION
       ---------------------------

       The accompanying consolidated financial statements include the accounts of PalWeb and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

       DEVELOPMENT STAGE COMPANY
       -------------------------

       PPP from its inception, November 20, 1995, has pursued the development of a plastic pallet which will compete with traditional wood pallets. Additionally, PPP has designed an injection molding machine which it anticipates can be built and operated more economically than competitive equipment. At May 31, 2001, a prototype model of the injection molding machine is in operation and producing plastic pallets for sale. Further, PalWeb is constructing an injection molding facility which will substantially increase PalWeb's productive capacity. However, PalWeb will retain its development stage status until it is capable of generating sufficient sales to maintain its operations.

       STATEMENT OF CASH FLOWS
       -----------------------

       PalWeb considers all short-term investments with an original maturity of three months or less to be cash equivalents.

       USE OF ESTIMATES
       ----------------

       The preparation of PalWeb's financial statements in conformity with U.S. generally accepted accounting principles requires PalWeb's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

       INVENTORY
       ---------

       Inventory consists of finished pallets and is stated at the lower of cost (first-in, first-out) or market value.

       LOANS AND ALLOWANCE FOR CREDIT LOSSES
       -------------------------------------

       Installment loans are stated at the amount of unpaid principal and interest, reduced by unearned interest and an allowance for credit losses. Interest income is recognized when earned except where serious doubt exists as to the ultimate collectibility of the interest in which case no accrual of interest is made. At May 31, 2001, substantially all of the loans receivable are on a nonaccrual basis.

       PFS performs ongoing credit valuations of customers and generally requires collateralization of the loan. The allowance for credit losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of the installment loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

       PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

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

       INVESTMENT IN VIMONTA AG
       ------------------------

       PalWeb's 20% ownership in Vimonta AG carried on the cost basis of accounting since management has no board representation, financial information or other influence on the operation of Vimonta AG. The asset is valued at $5,000 and is included in other assets in the manufacturing segment.

       PATENTS
       -------

       Amortization expense for the costs incurred by PalWeb to obtain the patents on the modular pallet system and accessories is computed on the straight- line method over the estimated life of 17 years.

       GOODWILL
       --------

       The excess of cost over the value of net assets acquired (goodwill) is being amortized on a straight-line basis over thirty months, except that during fiscal year 2001, management recognized an impairment to its goodwill and incurred an additional charge of $333,480 to fully amortize the balance of its goodwill.

       STOCK OPTIONS
       -------------

       PalWeb applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements for stock-based employee compensation plans. As allowed by SFAS No. 123, PalWeb has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123 as reflected in Note 14.

       RECOGNITION OF REVENUES
       -----------------------

       Revenue is recognized when the product is shipped.

       INCOME TAXES
       ------------

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

       RESEARCH AND DEVELOPMENT COSTS
       ------------------------------

       Research and Development costs are charged to operations in the period incurred.

       LOSS PER SHARE
       --------------

       Loss per share is computed based on weighted average number of shares outstanding. Convertible preferred stock and stock options are not considered as their effect is antidilutive.

       RECENT PRONOUNCEMENTS
       ---------------------

       Recent pronouncements issued by the Financial Accounting Standards Board include SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, SFAS No. 139, RESCISSION OF FASB STATEMENT NO. 53 AND AMENDMENTS TO FASB STATEMENTS NO. 63, 89, AND 121, SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, and SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The implementation of these standards are not expected to have a material effect on PalWeb's consolidated financial statements.

2.     CONTINUATION AS A GOING CONCERN
       -------------------------------

       The accompanying financial statements have been prepared assuming that PalWeb will continue as a going concern. PalWeb is in the development stage and has suffered significant losses from operations. To date, PalWeb has received substantial advances from investors but will require additional substantial funding in order to implement its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations through short-term loans from an individual and advances and loans from its principal stockholder and officer. Management continues to seek long-term and/or permanent financing through pursuit of a private placement of securities. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raise substantial doubt about PalWeb's ability to continue as a going concern. It is management's opinion that the funding required to reach necessary production levels will be obtained and, based upon expressions of interest from potential customers, PalWeb will obtain adequate sales to reach a profitable status, and will continue as a going concern.

       Effective October 5, 2001, PFS notified its investment certificate holders that it was suspending redemptions of depositors' passbook savings accounts and time certificates. PFS has appointed a trustee to oversee a plan to liquidate the investment and savings certificates over a four year period ending December 31,2004. To facilitate the liquidation, PFS will be required to liquidate substantially all of its assets, including common stock holdings of PalWeb. As of May 31, 2001, there would not be sufficient funds to fully redeem the certificates; however, if necessary, the trustee can "put" certain shares to Paul Kruger, Chairman and CEO, and Mr. Kruger would agree to purchase ths shares at a price sufficient to effect the liquidation throughout the period of liquidation. At May 31, 2001, PFS had assets and liabilities as follows:

              Liquid assets:
                     Cash                                         $    70,000
                     Loans receivable, net
                      of allowance for losses                         814,000
                     PalWeb common stock, 43,500,000
                      shares at seven cents per share               3,050,000
                                                                  -----------
                                                                    3,934,000

              Liabilities:
                     Thrift accounts and
                      time certificates                             5,107,000
                     Accrued liabilities                              204,000
                     Notes payable                                    172,000
                                                                  -----------
                                                                    5,483,000

             Deficit                                              $(1,549,000)
                                                                  ===========

3.     SEGMENT OF BUSINESS
       -------------------

       The Company's business has two reportable segments - manufacturing, and finance. The manufacturing segment is the production of plastic pallets and the finance segment is the business of lending money. Both segments are individually presented in the accompanying financial statements. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant.

4.     INVENTORY
       ---------

       Inventory at May 31, 2001 consists of:

                           Raw materials                    $   31,793
                           Finished goods                      110,896
                                                            ----------

                           Total inventory                  $  142,689
                                                            ==========

5.     LOANS RECEIVABLE
       ----------------

       Loans for finance and real estate at May 31, 2001 consist of the following:

                     Installment loans                      $1,249,924
                     Unearned interest                         (10,207)
                     Allowance for credit losses              (425,368)
                                                            ----------
                                                            $  814,349
                                                            ==========

       Changes in the allowance for credit losses for the year ended May 31, 2001 are as follows:

            Balance, beginning of year                      $  489,847
            Provision                                          173,426
            Loans charged-off                                 (237,905)
            Recoveries                                               -
                                                            ----------
            Balance, end of period                          $  425,368
                                                            ==========

       At May 31, 2001, substantially all loans are on a nonaccrual basis.

       The installment loans, in order to reduce credit risk, are secured by various forms of collateral, including first mortgages on real estate, liens on personal property, savings deposits, etc. In the event of default by the borrower, the Company would incur a loss to the extent that the value of the collateral is less than the outstanding balance of the loan.

6.     PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       A summary of the property, plant and equipment is as follows:

             Manufacturing:
              Production machinery and equipment, including
               construction in progress of $1,643,624        $ 2,602,718
              Furniture and fixtures                             127,936
                                                             -----------
                                                               2,730,654
        Less: accumulated depreciation                          (405,171)
                                                             -----------

                                                             $ 2,325,483

       Depreciation expense for the years ended May 31, 2001 and 2000 is $353,609 and $210,031, respectively.

7.     OTHER ASSETS
       ------------

       For the manufacturing segment, at May 31, 2001, other assets consist of:

                       Patents, net of accumulated
                        amortization of $11,213             $    60,431
                       Deposits and other                        15,600
                                                            -----------
                          Total Other Assets                $    76,031
                                                            ===========

8.     NOTES PAYABLE
       -------------

       A summary of the notes and advances payable as of May 31, 2001 are as follows:

         Manufacturing:

          Note payable to Yorktown Management and
           Financial Services, LLC, interest at
           12%, due October 15, 2001                         $ 1,536,559
                                                             -----------


          Note payable to Hidalgo Trading Company, LLC,
           Interest at 12%, due June 1, 2001                 $   947,200
                                                             ===========


         Finance:

          Note payable to bank, prime interest rate
            (6.75% at 5/31/01),due September, 2004           $  171,836
                                                             ===========

       Maturities of notes payable for years ended May 31 is as follows:

                            2002                 $2,503,630
                            2003                     21,789
                            2004                     22,743
                            2005                    107,433

       The note payable to Yorktown Management and Financial Services, LLC is a line of credit totaling $3,000,000, 12% interest, due October 15, 2001. Effective June 1, 2001, the note payable to Hildalgo Trading Company, LLC, a company owned by Mr. Paul Kruger, Chairman and CEO, was renewed and extended into a line of credit totaling $2,000,000, 12% interest, due October 15, 2001. Both the Yorktown and Hidalgo notes are secured by PalWeb's equipment, inventory and accounts receivable.

9.     THRIFT ACCOUNTS AND TIME CERTIFICATES
       -------------------------------------

       As discussed in Note 2, PFS has suspended redemption of thrift and time certificates and will redeem the accounts annually over four years in substantially equal installments with the last installment to be made in December, 2004. As the time certificates mature, PFS will accrue interest at the passbook rate of 6%. At May 31, 2001, the thrift and time certificates total $5,107,257 and accrued interest totals $204,061.

10.    RELATED PARTY TRANSACTIONS
       --------------------------

       In September 1999, PalWeb obtained a $20,000,000 default judgement against a stockholder/investor. Additionally, the judgement canceled 41,443,308 shares of common stock held by the investor. The investor has four years from the date of judgement to file an action seeking to set aside the judgement. The cancellation of the common stock was accounted for as a contribution to additional paid in capital.

       In March 2000, PalWeb obtained a default judgement against certain related parties, Chartex AG and New Inter HKB AG, causing the cancellation of 13,413,384 shares of common stock and advances from related party in the amount of $1,619,422. The cancellations were recorded as a contribution to additional paid in capital.

       During fiscal year 2000, the chairman and principal stockholder received 11,874,790 shares of common stock in exchange for debt in the amount of $1,187,479. The exchange ratio was based on fair value of the common stock. In addition, the individual received 3,625,210 shares of common stock in exchange for services totaling $362,521. The value of the services is based on the fair value of the common stock. Also, the chairman and principal stockholder received 50,000,000 shares of common stock in exchange for the outstanding common stock of Pace Holding, Inc. and its subsidiary, PFS.

       PalWeb leases commercial space from Onward, LLC, owned by Mr. Paul Kruger, chairman and CEO. Total rentals paid to these entities were $199,380 and $153,820 in fiscal years 2001 and 2000, respectively. At May 31, 2001, prepaid rent in the amount of $95,000 had also been paid to these entities.

       Mr. Kruger provides working capital to the company under a note as described in Note 8. The outstanding balances of the note and accrued interest payable at May 31 2001 are $947,200 and $98,994, respectively.

       In December, 2000, the real estate segment was sold to Mr. Paul Kruger for appraised value of $1,352,000. A gain of $31,099 was recorded from the sale.

11.    FEDERAL INCOME TAXES
       --------------------

       Deferred taxes as of May 31, 2001 are as follows:

                     Net operating loss                      $4,421,443
                     Loss on impairment of investment         1,151,070
                     Stock based compensation                    34,447
                     Allowance for credit losses                161,640
                                                             ----------
                                                              5,768,600
                     Less: Valuation allowance               (5,768,600)
                                                             ----------
                               Total                         $        -
                                                             ==========

       Management has provided a valuation allowance for the full amount of the deferred tax asset as PalWeb has yet to progress beyond the development stage of its operations. While management projects that the products being developed will be profitable and the deferred asset will ultimately be realized, PalWeb has not yet reached such stage in its development to place reasonable reliability on product acceptance and marketability

       The net change in deferred taxes is as follows:

                                                          Year Ended May 31,
                                                         2001           2000
                                                     -----------    -----------
                     Net operating loss              $   326,925    $ 1,001,163
                     Accrued liabilities                 (41,800)        41,800
                     Allowance for credit losses          93,240         68,400
                     Gain on sale of plant
                       for tax purposes                 (160,681)             -
                     Stock based compensation             34,447              -
                     Change in Valuation
                       allowance                        (252,131)    (1,111,363)
                                                     -----------    -----------

                               Tax Benefit           $         -    $         -
                                                     ===========    ===========

       PalWeb's effective tax rate differs from the federal statutory rate as follows:
                                                          Year Ended May 31,
                                                         2001           2000
                                                     -----------    -----------
             Tax benefit using statutory tax rate    $   534,419    $ 1,052,450
             Effect of state tax rates                    47,155         97,475
             Net change in valuation allowance          (252,131)    (1,111,163)
             Amortization of goodwill                   (244,059)             -
             Other deductions                            (85,384)       (38,762)
                                                     -----------    -----------

             Tax benefit, per financial statements   $         -    $         -
                                                     ===========    ===========

       PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2000 of $11,086,000 as follows:

                                                    Year of
                       Amount                      Expiration
                       ------                      ----------
                    $1,290,000                        2012
                     1,291,000                        2018
                     5,871,000                        2019
                     2,634,000                        2020
                       883,000                        2021

12.    DEFERRED INCOME
       ---------------

       In April 1999, an entity owned by Mr. Paul Kruger, chairman and CEO, acquired PalWeb's plant in Dallas, with a three year option, expiring April 2002, to purchase the property. Due to the existence of the option to repurchase the property, the transaction had been accounted for as a financing arrangement whereby the plant and related mortgage debt assumed by the buyer was maintained as an asset and depreciated and liability, respectively, for financial statement purposes. Effective May 1, 2001, PalWeb entered into a new lease with the entity and the option was cancelled. Accordingly, the asset and related liability were removed from the financial statements and the gain from the transaction is deferred to be amortized over the estimated use of the property. Since the transaction is with a related party, the amortization of the gain will be to additional paid in capital.

13.    STOCKHOLDERS' EQUITY
       --------------------

       Reference is made to Note 9, regarding certain stock transactions with related parties.

       PalWeb issued 12,334,790 shares of common stock and 3,963,890 shares of preferred stock in fiscal year 2000 to retire certain liabilities.

       In fiscal year 2000, PalWeb entered into consulting agreements with certain consultants in exchange for 11,000,000 shares of PalWeb common stock valued at $1,100,000. In fiscal year 2001, management and the consultants agreed to terminate the agreements and cancel the shares previously issued. As of May 31, 2001, the consultants have returned 10,700,000 shares. Management recorded a $175,000 charge to income in the first quarter of fiscal year 2001 resulting from penalty for failure to perform certain requirements under the agreements. The settlement released both parties from further liability including the penalty. A credit of $1,275,000 was recorded as gain on settlement on contracts and liabilities.

       During 2001, PalWeb issued 100,000 shares of common stock to a creditor in settlement of $12,000 of accounts payable.

       Preferred stock is convertible into common stock at a ratio of one to one. Preferred stock outstanding at May 31, 2001 totals 2,525,000 shares.

14.    STOCK OPTIONS
       -------------

       Effective May 1, 2001, PalWeb issued options to certain employees to purchase 9,500,000 shares of its common stock at $0.04 per share. The options are vested immediately and exercisable for a period of ten years. PalWeb applies APB Opinion No. 25 in accounting for its stock options and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had PalWeb determined compensation cost at the grant date based on fair value under SFAS No. 123, PalWeb's net loss would have been increased to the pro forma amount indicated below:

                      Net loss, as reported                $ (1,478,721)

                      Net Los, Pro forma                   $ (1,571,821)

       The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

                      Dividend Yield                            None
                      Expected Volatility                       1.47
                      Risk Free Interest Rate                   5%
                      Expected Holding Period                   5 years

       Following is a summary of option activity for the year ended May 31, 2001:

                                                               Shares  Exercise
                                                                (000's)  Price
                                                                 -----  -------
                      Options outstanding at May 31, 2000            -  $    -
                      Granted                                    9,500     .04
                                                                 -----  -------
                      Options outstanding at May 31, 2001        9,500     .04

       The options are currently not exercisable since the exercise price of $0.04 is less than the common stock's par value of $0.10. Management anticipates proposing a change in the common stock's par value and expects to receive shareholder approval. Once the par value is appropriately reduced, all outstanding options will be exercisable.

15.    FINANCIAL INSTRUMENTS
       ---------------------

       PalWeb's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2001 and 2000.

16.    DISCONTINUED OPERATIONS
       -----------------------

       As discussed in Note 9, PalWeb sold its real estate segment for $1,352,000. Information relating to operations discontinued in 2001 and 2000 is as follows:

                                                            2001        2000
                                                         ---------   ----------

                     Rental Income                       $ 110,040   $   28,114
                     Income (loss) from operations          42,739       (9,425)
                     Gain on disposal                       31,099         --


17.    SUPPLEMENTAL INFORMATION OF CASH FLOWS
       --------------------------------------

       Non-cash investing and financing activities for the year ended May 31, are as follows:


                                                            2001        2000
                                                         ---------   ----------
       Common stock issuances in exchange for
         (cancellations):
           Consulting services                          (1,070,000)   1,481,271
           Retirement of debt through
             issuance of common stock                       12,000    1,861,413
           Acquisition of Pace Holding, Inc.                  --      1,706,880

       Elimination of related party debt
         through default judgement                            --      1,619,422

       Conversion of preferred stock                        25,000      239,389

       Contribution of related party debt
         to paid in capital                                   --        189,000

       Reduction of debt and accrued interest
        through foreclosure, negotiated settle-
        ment or issuance of common stock                   471,783         --

       Interest paid                                       341,908       53,347

18.    LEASE AGREEMENT
       ---------------

       PalWeb leases commercial space from Onward, LLC, owned by Mr. Paul Kruger, chairman and CEO. The lease dated May 1, 2001, provides for a triple-net lease at the rate of $258,750 per year and is for one year with four one-year renewals.

       Rental expense on operating leases totaled $199,380 and $153,830 for 2001 and 2000, respectively.

19.    REGULATORY REQUIREMENTS
       -----------------------

       PFS is regulated by the Oklahoma Department of Securities. Under the Oklahoma Securities Act, PFS is required to maintain stockholder's equity, which is defined as stockholder's equity plus the allowance for credit losses and valuation allowances, if any, equal to at least 10 percent of thrift accounts, time certificates, and accrued interest payable thereon. As of May 31, 2001, PFS is not in compliance with the Act as it pertains to the stockholder's equity requirement.

       As discussed in Note 2, PFS has implemented a plan to liquidate the investment and savings certificates. PFS will redeem the securities over a four-year period ending December, 2004. A trustee has been appointed to oversee the redemption which requires liquidating substantially all of PFS' assets including its 43,500,000 shares of PalWeb common stock. If necessary, the trustee can "put" certain shares to Paul Kruger, Chairman and CEO, and Mr. Kruger would agree to purchase ths shares at a price sufficient to effect the liquidation throughout the period of liquidation.

20.    PROPOSED STOCK OFFERING
       -----------------------

       In May 2001, PalWeb signed a letter of intent for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 150,000,000 shares of common stock for a total of $5,500,000. The letter of intent is with Westgate Capital Company, L.L.C., a Tulsa, Oklahoma based private investment group ("Westgate") and Hidalgo Trading Company, LLC, which is 100% owned by the Company's Chief Executive Officer, Paul Kruger. Of the total $5.5 million consideration, $1 million will be provided by Hidalgo through conversion of existing secured indebtedness of PalWeb and $4.5 million will be provided in cash from an investment fund managed by Westgate. One of the principals of Westgate is Warren Kruger, the bother of Paul Kruger. Proceeds will be used to construct pallet production equipment, repay current liabilities and for working capital. Under the terms of the proposed investment, each share of the convertible preferred stock will be convertible into 350 shares of common stock of the Company or a total of 175,000,000 shares, which is an effective conversion price of $0.0286 per share. Holders of the preferred stock will also be entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $600,000. The warrants will be exercisable at a price of $0.10 per share for a period of four years and all but 25% of the warrants will be callable by PalWeb if common stock trades at prices of $0.15, $0.20 and $0.25 per share, respectively. Closing of the proposed investment is subject to Westgate obtaining the necessary financing agreements and customary closing conditions and is expected to occur in one or more tranches within 120 days. Hidalgo is not required to convert its secured debt unless the entire $4.5 million in cash equity is raised. There is no assurance that this private placement will close. The issuance of the convertible preferred will necessitate an adjustment to PalWeb's authorized common stock to accommodate the conversion provisions.