Form 10QSB
period 2001-08-31
PALWEB CORP
filed 2001-10-15
CIK 1088413

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO ________

         Commission file number        000-26331

                               PALWEB CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                            75-1984048
             --------                                            ----------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 1607 WEST COMMERCE STREET                                DALLAS, TEXAS 75208
 -------------------------                                -------------------
(Address of principal executive offices)              (City, State and Zip Code)

                                 (214) 698-8330
                                 --------------
                           (Issuer's telephone number)

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

Yes  [X]       No   [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AUGUST 31, 2001 - 232,473,244

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes  [_]       No   [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB

                      FOR THE PERIOD ENDED AUGUST 31, 2001




PART I.  FINANCIAL INFORMATION                                            PAGE


ITEM 1.  FINANCIAL STATEMENTS

         Statements of Operations
         For the Three Month Periods Ended
         August 31, 2001 and 2000                                           1

         Balance Sheets as of August 31,
         2001 and May 31, 2001                                              2

         Statements of Cash Flows for the
         Three Month Periods Ended August 31,
         2001 and 2000                                                      4

         Notes to Financial Statements                                      5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6





PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES                                             10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  From Inception
                                                               Three Months Ended                  (November 20,
                                                                   August 31,                         1995) to
                                                            2001                  2000              Aug.31, 2001
                                                       -------------         -------------         -------------
MANUFACTURING:
  Sales                                                $      12,241         $      13,579         $     208,159

  Expenses:
   Research and development                                     --                    --                 501,943
   Salaries and benefits                                      88,246                64,646             1,746,663
   General and administrative
    expenses                                                 317,775               300,299             9,983,423
   Depreciation expense                                       30,386                54,198               848,889
   Impairment                                                   --                    --               3,456,231
   Interest expense                                           54,153                64,410             1,006,617
                                                       -------------         -------------         -------------
           Total expenses                                    490,560               483,553            17,543,766
                                                       -------------         -------------         -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                              --                    --               1,599,262
   Other                                                        --                    --                 272,308
                                                       -------------         -------------         -------------
           Total other income (expense)                         --                    --               1,871,570
                                                       -------------         -------------         -------------
           LOSS FROM MANUFACTURING
            OPERATIONS                                      (478,319)             (469,974)          (15,464,037)
FINANCE:
  Revenues -
   Interest and fees on loans                                 25,753                88,211               272,239
   Other income                                                 --                   1,588                 4,992
   Gain (loss) on sale of assets                                --                    (240)               17,365
                                                       -------------         -------------         -------------
           Total Revenues                                     25,753                89,559               294,596
                                                       -------------         -------------         -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                         49,199               112,908               441,094
   Interest on notes payable                                   1,906                 4,989                22,565
   Salaries and benefits                                        --                  22,131                57,175
   Other operating expenses                                   15,373               108,336               393,038
   Provision for credit losses                                  --                    --                 353,426
   Depreciation and amortization                                --                 196,919               888,308
                                                       -------------         -------------         -------------
           Total expenses                                     66,478               445,283             2,155,606
                                                       -------------         -------------         -------------

           LOSS FROM FINANCE OPERATIONS                      (40,725)             (355,724)           (1,861,010)
                                                       -------------         -------------         -------------
LOSS FROM TOTAL OPERATIONS, BEFORE DISCONTINUED
 AND EXTRAORDINARY ITEMS                                    (519,044)             (825,698)          (17,325,047)

LOSS FROM DISCONTINUED OPERATION                              16,203              (792,648)

EXTRAORDINARY GAIN                                              --                    --                  68,616
                                                       -------------         -------------         -------------
NET LOSS                                               $    (519,044)        $    (809,495)        $ (18,049,079)
                                                       =============         =============         =============

LOSS PER COMMON SHARE                                  $       (0.01)        $       (0.01)
                                                       =============         =============

WEIGHTED AVERAGE SHARES OUTSTANDING                      231,928,000           242,528,000
                                                       =============         =============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                       August 31,           May 31,
                                                          2001                2001
                                                      -----------         -----------
           ASSETS
           ------
MANUFACTURING:
  Current Assets:
   Cash                                               $     3,480         $    10,923
   Accounts receivable                                     63,584              72,788
   Inventory                                              164,297             142,689
   Prepaid Expenses                                        95,000              95,000
                                                      -----------         -----------
           Total current assets                           326,361             321,400

  Property, plant and equipment                         6,188,772           2,730,654
  Accumulated depreciation                               (435,557)           (405,171)
                                                      -----------         -----------
           Total property, plant and equipment          5,753,215           2,325,483

  Other Assets                                             74,911              76,031
                                                      -----------         -----------

           TOTAL MANUFACTURING ASSETS                   6,154,487           2,722,914
                                                      -----------         -----------

FINANCE:

  Cash                                                    176,425              69,546
  Loans receivable, net of allowance for
   doubtful accounts                                      707,961             814,349
                                                      -----------         -----------

           TOTAL FINANCE ASSETS                           884,386             883,895
                                                      -----------         -----------

TOTAL ASSETS                                          $ 7,038,873         $ 3,606,809
                                                      ===========         ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                 August 31,             May 31,
                                                                    2001                 2001
                                                                ------------         ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
MANUFACTURING:
  Current Liabilities:
   Note payable                                                 $  3,157,870         $  1,536,559
   Notes payable - related party                                   1,163,435              947,200
   Accounts payable and accrued liabilities                        3,895,412            1,823,064
                                                                ------------         ------------
           Total current liabilities                               8,216,717            4,306,823

  Deferred Income                                                    671,691              707,044
                                                                ------------         ------------

           TOTAL MANUFACTURING LIABILITIES                         8,888,408            5,013,867
                                                                ------------         ------------
FINANCE:
  Thrift accounts and time certificates                            5,107,257            5,107,257
  Accrued interest payable
   and other liabilities                                             253,260              204,061
  Notes payable                                                      163,851              171,836
                                                                ------------         ------------

           TOTAL FINANCE LIABILITIES                               5,524,368            5,483,154
                                                                ------------         ------------
STOCKHOLDERS' DEFICIENCY:

  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 1,980,000 and 2,525,000                    198                  253
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 232,473,244 and 231,928,244          23,247,325           23,192,825
  Additional paid-in capital                                       9,706,594            9,725,686
  Deficit accumulated during development stage                   (35,777,754)         (35,258,710)
                                                                ------------         ------------
                                                                  (2,823,637)          (2,339,946)

  Treasury stock, 43,500,000 shares common                        (4,550,266)          (4,550,266)
                                                                ------------         ------------
           TOTAL STOCKHOLDERS' DEFICIENCY                         (7,373,903)          (6,890,212)
                                                                ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  7,038,873         $  3,606,809
                                                                ============         ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    From Inception
                                                     Three Months Ended              (November 20,
                                                          August 31,                    1995) to
                                                  2001                 2000           Aug.31, 2001
                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used)
  operating activities                         $ 1,627,968         $  (121,617)        $ 1,291,611

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment             (3,458,118)             (6,074)         (8,710,971)
 Net liabilities from acquisition
  of finance and real estate                          --                  --               230,724
 Proceeds from sale of equipment                      --                  --             1,456,456
 Decrease in loans receivable                      100,025             239,379           1,569,887
 Proceeds from lease finance obligation               --                  --               149,517
                                               -----------         -----------         -----------
           Net cash provided by (used)
           investing activities                 (3,358,093)            233,305          (5,304,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                     1,837,546                --             5,202,612
 Payments on notes payable                          (7,985)            (23,262)         (1,299,965)
 Decrease in savings certificates                     --               (33,101)         (1,551,942)
 Proceeds from mortgage payable -
  related party                                       --                  --             1,350,000
 Proceeds from issuance of common stock               --                  --               491,976
                                               -----------         -----------         -----------
           Net cash provided (used) by
           financing activities                  1,829,561             (56,363)          4,192,681
                                               -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                     99,436              55,325             179,905
CASH, beginning of period                           80,469             267,882                --
                                               -----------         -----------         -----------
CASH, end of period                            $   179,905         $   323,207         $   179,905
                                               ===========         ===========         ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2001, and the results of its operations and its cash flows for the three month periods ended August 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2001 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the three month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.     Segment of Business - The Company's business has two reportable segments
       - manufacturing and finance. The manufacturing segment is the production of plastic pallets and is separately presented in the accompanying financial statements. The finance segment, also presented separately in the accompanying financial statements, was acquired on April 3, 1999 and is in the business of lending money. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant.

4. Interest expense of $46,273 was capitalized during the three month period ended August 31, 2001 in connection with the construction of a new production line.

5. The computation of earnings per share is based on the weighted average shares outstanding. For the three month periods ended August 31, 2001 and 2000, the average shares outstanding are 231,928,000 and 242,528,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

6. During the three month period ended August 31, 2001, 545,000 shares of preferred stock were converted into common stock on a one-for-one basis.

7. Deferred income is being amortized over sixty months. Since the deferred income results from a transaction with a related party, the amount of $35,353 is amortized in fiscal year 2002 to additional paid in capital. For more information relating to the deferred income, see PalWeb's Form 10-KSB for the period ended May 31, 2001 filed on September 13, 2001.

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

           Currently, production of plastic pallets utilizing prototype production equipment is approximately 800 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. As of August 31, 2001, PalWeb had 10 full-time employees and a production capacity of approximately 2,000 pallets per month. Production levels of approximately 4,000 pallets per month can be attained by adding approximately two more shifts. Based on current demand, management anticipates that it will produce about 800 pallets per month through the fiscal year 2002 using existing personnel. Management will continue to increase production to achieve capacity as it receives orders for pallets that justify higher production levels. There is no assurance that the Company will receive orders for pallets that justify any significant increase to the Company's current production level.

           Sales for fiscal year 2002 using existing production equipment are expected to total approximately 2,000 pallets per quarter. Inventory levels at August 31, 2001 include approximately 2,865 stackable and 3,185 rackable pallets. As of August 31, 2001, PalWeb's sales team consists of one full-time sales agent who is paid on a commission basis. PalWeb's marketing efforts have generated several leads with customers who are considering sizable orders of pallets. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

           Management has initiated the construction and installation of a new production line to manufacture plastic pallets at a cost of approximately $4,700,000. Substantially all major components have been ordered and installation is in process. At August 31, 2001, PalWeb had placed orders for production equipment totaling $4,272,000. PalWeb has financed the construction through a combination of accounts payable (approximately $2,955,000 at August 31, 2001 relating directly to the construction project) and interim financing from Yorktown Management and Financial Services, LLC as discussed below in "Liquidity and Capital Resources." The production line is expected to be in operation during the third quarter of fiscal year 2002.

           The new line will have the capacity of approximately 40,000 pallets per month. Gravity Management, an engineering firm in Tulsa, Oklahoma, has been engaged to engineer and oversee the construction and installation of the production line. The United States market for new pallets is, at a minimum, approximately 400,000,000 annually. Projected sales of 40,000 pallets per month, or 480,000 pallets per year, is less than 1/10th of 1% of the total new pallet market, and it appears that the market trend is moving toward the use and purchase of plastic pallets.

           In addition, PalWeb continues to test and improve its pallet with respect to strength, durability and fire retardency. In August 2001, PalWeb received its test results from the Virginia Polytech Institute & State University's ("Virginia Tech") Fastrack Evaluation, which in the opinion of PalWeb further demonstrates the strength and durability of PalWeb's pallets. The Virginia Tech Fastrack Evaluation is a private test that was conducted at PalWeb's request. Although the Virginia Tech Fastrack Evaluation is not an industry standard, PalWeb believes that its test results will be useful in marketing PalWeb's pallets. In addition, PalWeb has embarked in developing its own patented formula for fire retardency. Dr. James Pritchard, a respected technical advisor in the area of custom polymer formulations, has been engaged to oversee this project. Preliminary tests are being performed to qualify the product to meet the requirements of UL 2335, Classification Flammability of Plastic Pallets.

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

           The consolidated statements include PalWeb Corporation and its wholly-owned subsidiaries Plastic Pallet Production, Inc. ("PPP") and PFS. PPP represents the manufacturing segment of PalWeb and PFS represents the financial segment.

THREE MONTH PERIOD ENDED AUGUST 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED
-----------------------------------------------------------------------------
AUGUST 31, 2000
---------------

           MANUFACTURING

           Sales for the three month period ended August 31, 2001 were $12,241 compared to $13,579 in the three month period ended August 31, 2000. Sales of approximately 500 pallets for the three months ended August 31, 2001 did not meet management's goal for fiscal year 2002 of 2,000 pallets per quarter. Management believes the lower than expected sales are attributable to the diversion of PalWeb's resources and personnel during the building of its fully functional production line.

           Salary and benefits expense of $88,246 in fiscal year 2002 increased from $64,646 in fiscal year 2001. This increase of $23,600 is primarily due to the addition of three employees.

           The general and administrative expenses for the manufacturing segment for fiscal year 2002 and 2001 were $317,775 and $300,299, respectively, for a increase of $17,476.

           Interest expense is $54,153 and $64,410 in fiscal year 2002 and 2001, respectively, for a decrease of $10,257. During fiscal year 2002, $46,273 of interest expense was capitalized in relation to the construction of a new production line. Total interest costs during fiscal 2002 were $100,426 ($54,153 plus $46,273) for an increase of $36,016 over 2001, reflecting the additional borrowings primarily for construction.

           The loss from the manufacturing segment in fiscal year 2002 and 2001 is $478,319 and $469,974, respectively. The increase from 2001 to 2002 of $8,345 is primarily due to the reasons discussed above.

           FINANCE

           PalWeb has planned to use its finance operation primarily for pallet financing activities. However, due to regulatory issues with the Oklahoma Department of Securities in connection with its investment certificates and the liquidation thereof, management has not engaged in any new financing activities.

           Interest income in fiscal year 2002 is $25,753 compared to $88,211 in 2001. The decrease of $62,458 is due to the reduction of outstanding loans. Interest income in 2002 is based on cash payments as substantially all loans at August 31, 2001 are on a nonaccrual status. In addition, as discussed in the preceding paragraph, management is not making new loans at the present time.

           Total expenses in fiscal year 2002 are $66,478 compared to $445,283 in 2001. The decrease of $378,805 is primarily due to (1) no depreciation and amortization in fiscal year 2002 due to the write-off of good will in 2001, (2) the liquidation of thrift savings accounts and a reduction of interest on the accounts to passbook savings rate of 5%, and (3) a general reduction of operating expenses in connection with the latent activity of the segment.

           The net loss of $40,725 in fiscal year 2002 compared to $355,724 in 2001 is a decrease of $314,999 is primarily due to the reasons discussed above.

           COMBINED

           As a result of the above, the consolidated net loss for fiscal year 2002 was $519,044, or $0.01 per share, compared to a net loss of $809,495, or $0.01 per share, in 2001 for a decrease of $290,451.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           The Statement of Cash Flows for the three month period ended August 31, 2001, reflects net cash provided by operations in the amount of $1,627,968. This is not reflective of ongoing cash flows because it results from PalWeb's use of accounts payable to finance the construction of its new production line as discussed in "General to All Periods." The net cash provided by operations resulting from the increase in accounts payable directly related to the construction is approximately $1,752,000.

           As of August 31, 2001, PalWeb's management projects that the sale of approximately 4,000 pallets per month are necessary to break even. Sales at this level will provide revenues of approximately $200,000 and will provide sufficient cash flow to sustain manufacturing operations which includes cash operating expenses for labor, recurring overhead, and interest of approximately $100,000 per month and material costs of approximately 50% of sales or $100,000. There is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

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

           As of August 31, 2001, Mr. Kruger's affiliated entities had loaned PalWeb approximately $1,163,435, pursuant to various notes with face amounts aggregating a total of $2,000,000. Mr. Kruger is not obligated to make further advances under these notes. All of these notes are due on October 15, 2001 and currently bear interest at the rate of 12% per year. These loans are secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents.

           Effective March 1, 2001, PalWeb entered into a $250,000 line of credit with Yorktown Management and Financial Services, LLC, for a six month term at 12% interest and maturing October 15, 2001, of which all $250,000 is outstanding at August 31, 2001. An additional line of credit was provided on April 1, 2001 by Yorktown in the amount of $2,750,000, 12% interest and maturing October 15, 2001, which is fully advanced at August 31, 2001. Yorktown is an entity principally owned by Mr. Kruger's brother, Warren Kruger. This line of credit is secured, subordinate to the lien described above, by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. PalWeb is using the proceeds principally for the acquisition of a new production line of manufacturing equipment and $300,000 to settle certain litigation involving Ralph Curton, Jr. For more information regarding the litigation with Ralp Curton, Jr. and the subsequent settlement, see PalWeb's Form 10- KSB for the period ended May 31, 2001 filed on September 13, 2001.

           On May 8, 2001, PalWeb announced that it had signed a letter of intent for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 150,000,000 shares of common stock for a total of $5,500,000. The letter of intent is with Westgate Capital Company, L.L.C., a Tulsa, Oklahoma based private investment group ("Westgate") and Hidalgo Trading Company, LLC, which is 100% owned by the Company's Chief Executive Officer, Paul Kruger. Of the total $5.5 million consideration, $1 million will be provided by Hidalgo through conversion of existing secured indebtedness of PalWeb and $4.5 million will be provided in cash from an investment fund managed by Westgate. One of the principals of Westgate is Warren Kruger, the brother of Paul Kruger. Proceeds will be used to construct pallet production equipment, repay loans made by Yorktown as described above, repay other current liabilities, and for working capital. Under the terms of the proposed investment, each share of the convertible preferred stock will be convertible into 350 shares of common stock of the Company or a total of 175,000,000 shares, which is an effective conversion price of $0.0286 per share. Holders of the preferred stock will also be entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $600,000. The warrants will be exercisable at a price of $0.10 per share for a period of four years and 25% of the warrants will be callable by PalWeb if common stock trades at prices of $0.15, $0.20 and $0.25 per share, respectively. Closing of the proposed investment is subject to Westgate obtaining the necessary financing agreements and customary closing conditions and is expected to occur in one or more tranches during the second or third quarter of fiscal year 2002. Hidalgo is not required to convert its secured debt unless the entire $4.5 million in cash equity is raised. There is no assurance that this private placement will close. The ability to convert the preferred stock and exercise the warrants described above depends on PalWeb amending its certificate of incorporation to authorize additional capital and reduce the par value of its common stock.

           PalWeb is dependent upon Mr. Kruger and Yorktown to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

           The Company had accumulated a working capital deficit of $7,858,000 at August 31, 2001 in connection with its manufacturing operations, which includes $1,163,435 in loans due to Mr. Kruger or his affiliates, $3,000,000 in notes payable to Yorktown, and $3,862,000 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage.

There is no assurance that the Company will secure such financing.

           PalWeb occupies its facility under a lease with Onward, LLC, an affiliate of Mr. Paul Kruger. Effective May 1, 2001, the lease provides for a one year term with four one-year renewal options.

Material Risks
--------------

           PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2001, which was filed on September 13, 2001.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

           In August 2001, PalWeb issued 545,000 shares of its common stock in a no-sale transaction upon the conversion of 545,000 shares of preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.  Exhibits

                     11.1 Computation of Loss per Share is in Note 5 in the Notes to the financial statements.

           B.  Reports on Form 8-K

                     No reports on Form 8-K were filed by PalWeb Corporation during the three months ended August 31, 2001.



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


                                                 PALWEB CORPORATION
                                             ---------------------------
                                                    (Registrant)


Date 10/15/01                                /s/ Paul A. Kruger
                                             ---------------------------
                                             Paul A. Kruger
                                             Chairman of the Board and President