Form 10QSB
period 2001-11-30
PALWEB CORP
filed 2002-01-14
CIK 1088413

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number      000-26331
                       -------------------

                               PALWEB CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                         75-2954680
               --------                                         ----------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

       1607 WEST COMMERCE STREET                      DALLAS, TEXAS 75208
       -------------------------                      -------------------
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

Yes  [X]          No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: NOVEMBER 30, 2001 - 232,473,244

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes  [_]          No  [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

              Statements of Operations
              For the Six Month Periods Ended
              November 30, 2001 and 2000                                      1

              Statements of Operations
              For the Three Month Periods Ended
              November 30, 2001 and 2000                                      2

              Balance Sheets as of November 30,
              2001 and May 31, 2001                                           3

              Statements of Cash Flows for the
              Six Month Periods Ended November 30,
              2001 and 2000                                                   5

              Notes to Financial Statements                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8

PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION                                                          18

ITEM 5.  OTHER INFORMATION                                                   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended             From Inception
                                                              November 30,                (November 20,
                                                    --------------------------------         1995) to
                                                         2001               2000           Nov.30, 2001
                                                    -------------      -------------      -------------
MANUFACTURING:
  Sales                                             $      38,788      $      33,429      $     234,706

  Expenses:
   Research and development                                48,000               --              549,943
   Salaries and benefits                                  216,887            113,061          1,875,304
   General and administrative
    expenses                                              623,912            479,284         10,289,560
   Depreciation expense                                    60,772            104,398            879,275
   Impairment                                                --                 --            3,456,231
   Interest expense                                       105,094            158,368          1,057,558
                                                    -------------      -------------      -------------
           Total expenses                               1,054,665            855,111         18,107,871
                                                    -------------      -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                           --               38,784          1,599,262
   Other                                                     --                 --              272,308
                                                    -------------      -------------      -------------
           Total other income (expense)                      --               38,784          1,871,570
                                                    -------------      -------------      -------------

           LOSS FROM MANUFACTURING OPERATIONS          (1,015,877)          (782,898)       (16,001,595)

FINANCE:
  Revenues -
   Interest and fees on loans                              38,687            155,934            285,173
   Other income                                              --                3,092              4,992
   Gain (loss) on sale of assets                             --               28,581             17,365
                                                    -------------      -------------      -------------
           Total Revenues                                  38,687            187,607            307,530
                                                    -------------      -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                     105,672            197,413            497,567
   Interest on notes payable                                4,329              9,817             24,988
   Salaries and benefits                                     --               40,340             57,175
   Other operating expenses                                33,504            150,195            411,169
   Provision for credit losses                               --              173,426            353,426
   Depreciation and amortization                             --              782,398            888,308
                                                    -------------      -------------      -------------
           Total expenses                                 143,505          1,353,589          2,232,633
                                                    -------------      -------------      -------------

           LOSS FROM FINANCE OPERATIONS                  (104,818)        (1,165,982)        (1,925,103)
                                                    -------------      -------------      -------------

LOSS FROM TOTAL OPERATIONS, BEFORE DISCONTINUED
 AND EXTRAORDINARY ITEMS                               (1,120,695)        (1,948,880)       (17,926,698)
LOSS FROM DISCONTINUED OPERATION                             --               11,578           (792,648)
EXTRAORDINARY GAIN                                           --                 --               68,616
                                                    -------------      -------------      -------------

NET LOSS                                            $  (1,120,695)     $  (1,937,302)     $ (18,650,730)
                                                    =============      =============      =============

LOSS PER COMMON SHARE                               $       (0.01)     $       (0.01)
                                                    =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   232,200,000        242,528,000
                                                    =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                              November 30,
                                                    --------------------------------
                                                         2001               2000
                                                    -------------      -------------
MANUFACTURING:
  Sales                                             $      26,547      $      19,850

  Expenses:
   Research and development                                48,000               --
   Salaries and benefits                                  128,641             48,415
   General and administrative
    expenses                                              306,137            178,985
   Depreciation expense                                    30,386             50,200
   Impairment                                                --                 --
   Interest expense                                        50,941             93,958
                                                    -------------      -------------
           Total expenses                                 564,105            371,558
                                                    -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                           --               38,784
   Other                                                     --                 --
                                                    -------------      -------------
           Total other income (expense)                      --               38,784
                                                    -------------      -------------
           LOSS FROM MANUFACTURING
            OPERATIONS                                   (537,558)          (312,924)

FINANCE:
  Revenues -
   Interest and fees on loans                              12,934             67,723
   Other income                                              --                1,503
   Gain (loss) on sale of assets                             --               28,821
                                                    -------------      -------------
           Total Revenues                                  12,934             98,047
                                                    -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                      56,473             84,505
   Interest on notes payable                                2,423              4,829
   Salaries and benefits                                     --               18,209
   Other operating expenses                                18,131             41,858
   Provision for credit losses                               --              173,426
   Depreciation and amortization                             --              585,479
                                                    -------------      -------------
           Total expenses                                  77,027            908,306
                                                    -------------      -------------

           LOSS FROM FINANCE OPERATIONS                   (64,093)          (810,259)
                                                    -------------      -------------
LOSS FROM TOTAL OPERATIONS, BEFORE DISCONTINUED
 AND EXTRAORDINARY ITEMS                                 (601,651)        (1,123,183)

LOSS FROM DISCONTINUED OPERATION                           (4,624)
EXTRAORDINARY GAIN                                           --                 --
                                                    -------------      -------------

NET LOSS                                            $    (601,651)     $  (1,127,807)
                                                    =============      =============

LOSS PER COMMON SHARE                               $       (0.01)     $       (0.01)
                                                    =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   232,473,000        242,528,000
                                                    =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                   November 30,        May 31,
                                                       2001             2001
                                                   -----------      -----------
           ASSETS
           ------
MANUFACTURING:
  Current Assets:
   Cash                                            $     3,480      $    10,923
   Accounts receivable                                  69,018           72,788
   Inventory                                           157,512          142,689
   Prepaid Expenses                                     95,000           95,000
                                                   -----------      -----------
           Total current assets                        325,010          321,400

  Property, plant and equipment                      7,003,188        2,730,654
  Accumulated depreciation                            (465,942)        (405,171)
                                                   -----------      -----------
           Total property, plant and equipment       6,537,246        2,325,483

  Other Assets                                          73,791           76,031
                                                   -----------      -----------

           TOTAL MANUFACTURING ASSETS                6,936,047        2,722,914
                                                   -----------      -----------

FINANCE:
  Cash                                                 250,294           69,546
  Loans receivable, net of allowance for
   doubtful accounts                                   614,058          814,349
                                                   -----------      -----------

           TOTAL FINANCE ASSETS                        864,352          883,895
                                                   -----------      -----------

TOTAL ASSETS                                       $ 7,800,399      $ 3,606,809
                                                   ===========      ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                             November 30,         May 31,
                                                                 2001              2001
                                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
MANUFACTURING:
  Current Liabilities:
   Note payable                                              $  4,939,297      $  1,536,559
   Notes payable - related party                                1,266,282           947,200
   Accounts payable and accrued liabilities                     3,330,255         1,823,064
                                                             ------------      ------------
           Total current liabilities                            9,535,834         4,306,823

  Deferred Income                                                 636,340           707,044
                                                             ------------      ------------

           TOTAL MANUFACTURING LIABILITIES                     10,172,174         5,013,867
                                                             ------------      ------------
FINANCE:
  Thrift accounts and time certificates                         5,107,257         5,107,257
  Accrued interest payable
   and other liabilities                                          309,733           204,061
  Notes payable                                                   151,438           171,836
                                                             ------------      ------------

           TOTAL FINANCE LIABILITIES                            5,568,428         5,483,154
                                                             ------------      ------------
STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized - outstanding - 1,980,000 and 2,525,000                 198               253
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 232,473,244 and 231,928,244       23,247,325        23,192,825
  Additional paid-in capital                                    9,741,945         9,725,686
  Deficit accumulated during development stage                (36,379,405)      (35,258,710)
                                                             ------------      ------------
                                                               (3,389,937)       (2,339,946)
  Treasury stock, 43,500,000 shares common                     (4,550,266)       (4,550,266)
                                                             ------------      ------------
           TOTAL STOCKHOLDERS' DEFICIENCY                      (7,940,203)       (6,890,212)
                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $  7,800,399      $  3,606,809
                                                             ============      ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended           From Inception
                                                    November 30,            (November 20,
                                            ----------------------------       1995) to
                                                2001             2000        Nov.30, 2001
                                            -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used)
  operating activities                      $   519,028      $  (751,352)     $   182,671

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment          (4,272,534)          (4,665)      (9,525,387)
 Net liabilities from acquisition
  of finance and real estate                       --               --            230,724
 Proceeds from sale of equipment                   --             26,798        1,456,456
 Decrease in loans receivable                   225,389          486,512        1,695,251
 Proceeds from lease finance obligation            --               --            149,517
                                            -----------      -----------      -----------
           Net cash provided by (used)
       investing activities                  (4,047,145)         508,645       (5,993,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                  3,721,820          532,200        7,086,886
 Payments on notes payable                      (20,398)         (45,618)      (1,312,378)
 Decrease in savings certificates                  --            (66,329)      (1,551,942)
 Proceeds from mortgage payable -
  related party                                    --               --          1,350,000
 Proceeds from issuance of common stock            --               --            491,976
                                            -----------      -----------      -----------
           Net cash provided (used) by
      financing activities                    3,701,422          420,253        6,064,542
                                            -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                 173,305          177,546          253,774
CASH, beginning of period                        80,469          267,882             --
                                            -----------      -----------      -----------

CASH, end of period                         $   253,774      $   445,428      $   253,774
                                            ===========      ===========      ===========

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2001, and the results of its operations and its cash flows for the six month periods and three month periods ended November 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2001 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the six month period and three month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. Segment of Business - The Company's business has two reportable segments - manufacturing and finance. The manufacturing segment is the production of plastic pallets and is separately presented in the accompanying financial statements. The finance segment, also presented separately in the accompanying financial statements, was acquired on April 3, 2000 and is in the business of lending money. The accounting policies are the same as those described in the summary of significant accounting policies. Intersegment transactions are not significant.

4. Interest expense of $146,005 and $99,732 was capitalized during the six month period and three month period ended November 30, 2001, respectively, in connection with the construction of a new production line.

5. The computation of earnings per share is based on the weighted average shares outstanding. For the six month periods ended November 30, 2001 and 2000, the average shares outstanding are 232,200,000 and 242,528,000, respectively. For the three month periods ended November 30, 2001 and 2000, the average shares outstanding are 232,473,000 and 242,528,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

6. During the six month period ended November 30, 2001, 545,000 shares of preferred stock were converted into common stock on a one-for-one basis.

7. Deferred income is being amortized over sixty months. Since the deferred income results from a transaction with a related party, the amount of $70,704 is amortized in fiscal year 2002 to additional paid-in capital. For more information relating to the deferred income, see PalWeb's Form 10-KSB for the period ended May 31, 2001 filed on September 13, 2001.

8. Effective January 4, 2002, PalWeb issued 697,732 shares of Series 2001, 12% Cumulative Convertible Senior Preferred Stock, par value $0.0001, and warrants to purchase up to 209,319,660 shares of PalWeb common stock in exchange for a total consideration of $6,977,324. The ability to convert the preferred stock and exercise the warrants depends on PalWeb amending its capital structure to authorize additional capital and reduce the par value of its common stock. See "Liquidity and Capital Resources" in Part I, Item 2, "Management Discussion and Analysis or Plan of Operation."

9. Effective December 11, 2001, PalWeb through its subsidiary, Plastic Pallet Production, Inc., entered into a revolving note payable with F&M Bank and Trust Company for a $3,000,000 line of credit at prime plus 0.25%, due December 31, 2002.

10. In October, 2001, a former employee of PalWeb filed a cause of action for certain payments and stock options valued in excess of $1,000,000 related to an employment agreement dated September 1, 1996 when PalWeb's name was Cabec Energy. See Part II, Item 1, "Litigation."

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

           PalWeb Corporation ("PalWeb") is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

           PalWeb's primary business is the manufacturing and selling of plastic pallets referred herein as manufacturing. It also indirectly owns a subsidiary finance company, Paceco Financial Services, Inc. ("PFS"), acquired in April 2000. As described below, the finance activities have been curtailed until PFS is able to repay outstanding investment certificate liabilities and in December 2000, the real estate activities were discontinued.

           As of November 30, 2001, production of plastic pallets utilizing prototype production equipment has been approximately 800 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. As of November 30, 2001, PalWeb had 10 full-time employees and a production capacity of approximately 2,000 pallets per month. Production levels of approximately 4,000 pallets per month can be attained by adding approximately two more shifts. Management has initiated the construction and installation of a new production line to manufacture plastic pallets at an estimated cost of approximately $5,500,000. Substantially all major components of the new production line have been ordered and installation was in process at November 30, 2001. PalWeb has financed the construction through a combination of accounts payable (approximately $1,436,000 at November 30, 2001 relating directly to the construction project) and interim financing from Yorktown Management and Financial Services, LLC as discussed below in "Liquidity and Capital Resources." The production line is expected to be in operation during the third quarter of fiscal year 2002, and PalWeb expects that it will have a capacity of approximately 40,000 pallets per month. Pending completion of the production line, management anticipates that it will produce pallets as needed to fill orders up to 40,000 pallets per month. However, there is no assurance that PalWeb will receive orders to fill any or all of the additional production capacity of the new production line.

           Inventory levels at November 30, 2001 include approximately 2,458 stackable and 2,787 rackable pallets. PalWeb's marketing efforts have generated several leads with customers who are considering sizable orders of pallets. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb have the inventory or production capacity to immediately fill such orders.

           Gravity Management, an engineering firm in Tulsa, Oklahoma, has been engaged to engineer and oversee the construction and installation of the production line. According to the U. S. Forest Service as printed in a National Wooden Pallet and Container Association publication, the United States market for new pallets, both wooden and plastic, is, at a minimum, approximately 400,000,000 annually. Projected sales of 40,000 pallets per month, or 480,000 pallets per year, is less than 1/10th of 1% of the total new pallet market, and it appears that the market trend is moving toward the use and purchase of plastic pallets.

           PalWeb continues to test and improve its pallet with respect to strength, durability and fire retardency. In August 2001, PalWeb received its test results from the Virginia Polytech Institute & State University's ("Virginia Tech") Fastrack Evaluation, which in the opinion of PalWeb further demonstrates the strength and durability of PalWeb's pallets. The Virginia Tech Fastrack Evaluation is a private test that was conducted at PalWeb's request. Although the Virginia Tech Fastrack Evaluation is not an industry standard, PalWeb believes that the results of the Fastrack Evaluation will be useful in marketing PalWeb's pallets. In addition, PalWeb has embarked in developing its own patented formula for fire retardency. Dr. James E. Pritchard, a respected Ph.D. chemist and technical advisor in the area of custom polymer formulations, has been retained to oversee this project on behalf of PalWeb. During November, 2001, PalWeb submitted its plastic pallets manufactured from its prototype equipment to Underwriters Laboratory for UL certification with respect to fire retardency. PalWeb's pallets successfully passed the UL test for commodity storage; however, before the UL testing can be completed, pallets from the new production line must also be successfully tested. PalWeb anticipates that it will submit pallets produced on its new production line to the Underwriters Laboratory in January, 2002, in an attempt to complete the UL certification. This UL certification is a requirement of certain major purchasers of plastic pallets and, accordingly, is necessary for PalWeb to market its pallets which will be known as the "Hawker" series. There is no assurance that PalWeb will complete the UL certification process in a timely manner, if at all.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED
---------------------------------------------------------------------------
NOVEMBER 30, 2000
-----------------

           MANUFACTURING

           Sales for the six month period ended November 30, 2001 were $38,788 compared to $33,429 in the six month period ended November 30, 2000. Sales in fiscal year 2002 are approximately 38% of management's goal of 2,000 pallets per quarter. Management believes the lower than expected sales are attributable to the diversion of PalWeb's resources and personnel during the building of its fully functional production line.

           Salary and benefits expense of $216,887 in the first six months of fiscal year 2002 increased from $113,061 in the first six months of fiscal year 2001. This increase of $103,826 was primarily due to the addition of three employees plus overtime expenses incurred in preparing pallets for fire retardency testing.

           The general and administrative expenses for the manufacturing segment during the first six months of fiscal year 2002 and 2001 were $623,912 and $479,284, respectively, an increase of $144,628, or 31%. This increase resulted from increased rental expense at the company's manufacturing facility of approximately $100,000 and testing expense of approximately $45,000 related to the UL certification for fire retardency.

           Interest expense was $105,094 and $158,368 for the six months ended November 30, 2001 and 2000, respectively, for a decrease of $53,274. Effective May 1, 2001, PalWeb terminated its option to purchase the plant facility and, accordingly, rents that were previously classified as interest expense for financial statement reporting purposes in the six months ended November 30, 2000 were reported as rent expense in the six months ended November 30, 2001. In addition during fiscal year 2002, $146,005 of interest cost was capitalized as cost of construction of a new production line. Total interest expense during the first half of fiscal 2002, including capitalized interest, was $251,099, an increase of $92,731 over the first half of fiscal 2001, reflecting the additional borrowings primarily for construction.

           The loss from the manufacturing segment in the first six months of fiscal year 2002 and 2001 was $1,015,877 and $782,898, respectively. The increase from 2001 to 2002 of $232,979 was primarily due to the increases in expenses described above.

           FINANCE

           PalWeb plans to use its finance operation primarily for pallet financing activities. Due to regulatory issues with the Oklahoma Department of Securities in connection with its investment certificates and the redemption thereof, management has not engaged in any new financing activities.

           Interest income in for the first half of fiscal year 2002 was $38,687 compared to $155,934 in the first half of fiscal 2001. The decrease of $117,247 was due to the reduction of outstanding loans. Interest income in 2002 is based on cash payments as substantially all loans at November 30, 2001 are on a nonaccrual status. In addition, as discussed in the preceding paragraph, management is not making new loans at the present time.

           Total expenses in the first six months of fiscal year 2002 were $143,505 compared to $1,353,589 in the comparable period of fiscal 2001. The decrease of $1,210,084 was primarily due to (i) no depreciation and amortization in fiscal year 2002 due to the write-off of good will in 2001, (ii) the liquidation of thrift savings accounts and a reduction of interest on the accounts to passbook savings rate of 5%, and (iii) a general reduction of operating expenses in connection with the latent activity of the segment.

           The net loss of $104,818 in fiscal year 2002 compared to $1,165,982 in 2001 was a decrease of $1,061,164 is primarily due to the reductions in expenses described above.

           COMBINED

           The consolidated net loss for the first half of fiscal year 2002 was $1,120,695, or $0.01 per share, compared to a net loss of $1,937,302, or $0.01 per share, in the first half of fiscal 2001 for a decrease of $816,607.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED
-------------------------------------------------------------------------------
NOVEMBER 30, 2000
-----------------

           MANUFACTURING

           Sales for the three month period ended November 30, 2001 were $26,547 compared to $19,850 in the three month period ended November 30, 2000. Sales of approximately 1,000 pallets in the current year period did not meet management's goal 2,000 pallets per quarter; however, sales did increase over the first quarter.

           Salary and benefits expense of $128,641 in the three months ended November 30, 2001 increased from $48,415 in the comparable period of the prior year. This increase of $80,226 was primarily due to the addition of three employees and overtime incurred in preparation of pallets for fire retardency testing.

           The general and administrative expenses for the manufacturing segment for the three months ending November 30, 2001 and 2000 were $306,137 and $178,985, respectively, for a increase of $127,152. This increase resulted from increased rental expense at the company's manufacturing facility of approximately $80,000 and testing expense of approximately $45,000 related to the UL certification for fire retardency

           Interest expense was $50,941 and $93,958 in the three months ended November 30, 2001 and 2000, respectively, a decrease of $43,017. Effective May 1, 2001, PalWeb terminated its option to purchase the plant facility and, accordingly, rents that were previously classified as interest expense for financial statement reporting purposes in the three months ended November 30, 2000 were reported as rent expense in the three months ended November 30, 2001. In addition, during the three months ending November 30, 2001, $99,732 of interest expense was capitalized as cost of construction of the new production line. Total interest expense during the second quarter of fiscal 2002, including capitalized interest, was $150,673, an increase of $56,715 over the second quarter of fiscal 2001, reflecting the additional borrowings primarily for construction.

           The loss from the manufacturing segment in the second quarter of fiscal year 2002 and 2001 was $537,558 and $312,924, respectively. The increase from 2001 to 2002 of $224,634 was primarily due to the increases in expenses described above.

           FINANCE

           PalWeb plans to use its finance operation primarily for pallet financing activities. Due to regulatory issues with the Oklahoma Department of Securities in connection with its investment certificates and the redemption thereof, management has not engaged in any new financing activities.

           Interest income in the second quarter fiscal year 2002 was $12,934 compared to $67,723 in the second quarter of fiscal year 2001. The decrease of $54,789 was due to the reduction of outstanding loans. Interest income in fiscal year 2002 was based on cash payments as substantially all loans at November 30, 2001 are on a nonaccrual status. In addition, as discussed in the preceding paragraph, management is not making new loans at the present time.

           Total expenses in the three months ended November 30, 2001 were $77,027 compared to $908,306 in the three months ended November 30, 2000. The decrease of $831,279 was primarily due to (i) no depreciation and amortization in the three months ended November 30, 2001 due to the write-off of good will in prior period, (ii) the liquidation of thrift savings accounts and a reduction of interest on the accounts to passbook savings rate of 5%, and (iii) a general reduction of operating expenses in connection with the latent activity of the segment.

           The net loss of $64,093 in the second quarter of fiscal year 2002 compared to $810,259 in the second quarter of fiscal year 2001 was a decrease of $746,166, primarily due to the reasons described above.

           COMBINED

           The consolidated net loss for the second quarter of fiscal year 2002 was $601,651, or $0.01 per share, compared to a net loss of $1,127,807, or $0.01 per share, for the second quarter of fiscal year 2001, a decrease of $526,156.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           GENERAL

           The statement of cash flows for the six month period ended November 30, 2001, reflects net cash provided by operations in the amount of $519,028. This is not reflective of ongoing cash flows because it results from PalWeb's use of accounts payable to finance the construction of its new production line as discussed in "General to All Periods." The net cash provided by operations resulting from the increase in accounts payable directly related to the construction is approximately $1,507,000.

           As of November 30, 2001, PalWeb's management projects that sales of approximately 4,000 pallets per month are necessary to break-even. Sales at this level will provide revenues of approximately $200,000 and will provide sufficient cash flow to sustain manufacturing operations, which includes cash operating expenses for labor, recurring overhead, and interest of approximately $100,000 per month and material costs of approximately 50% of sales, or $100,000. Upon completion of the new production line, management estimates the break-even level will increase to 12,000 pallets per month due to increased costs associated with dividend payments, interest expense, labor costs, and utility costs. There is no assurance that these break-even levels will be achieved. Until sales reach such break-even levels, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

           Due to its development stage status, PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through November 30, 2001 has been provided by loans from entities controlled by Mr. Paul A. Kruger, the Company's Chairman and Chief Executive Officer and from entities affiliated with Warren F. Kruger, Paul A. Kruger's brother, in each case with security equivalent to that which a bank would require.

           As of November 30, 2001, Paul A. Kruger's affiliated entities had loaned PalWeb approximately $1,266,282, pursuant to various notes with face amounts aggregating a total of $2,000,000. Paul A. Kruger is not obligated to make further advances under these notes. The maturity of all of these notes has been extended to January 15, 2002, and bear interest at the rate of 12% per year. These loans are secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. As described below, on January 4, 2002, these loans were converted into preferred stock and warrants.

           Beginning on March 1, 2001, PalWeb began to receive financing in the form of loans from Yorktown Management and Financial Services, LLC, ("Yorktown"), which is principally owned by Warren F. Kruger. Through November 30, 2001, Yorktown had advanced a total of $4,939,297 pursuant to various notes bearing interest at 12% and maturing on January 15, 2002. These notes are secured, subordinate to the lien described above, by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. PalWeb has used and continues to use the proceeds principally for the acquisition of a new production line of manufacturing equipment. PalWeb also used $300,000 of these proceeds to settle certain litigation involving Ralph Curton, Jr. For more information regarding the litigation with Ralph Curton, Jr. and the subsequent settlement, see PalWeb's Form 10-KSB for the period ended May 31, 2001 filed on September 13, 2001. As described below, on January 4, 2002, these loans were converted into preferred stock and warrants.

           PREFERRED STOCK FINANCING

           On May 8, 2001, PalWeb announced that it had signed a letter of intent (the "Letter of Intent") for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 150,000,000 shares of common stock for a total of $5,500,000. The letter of intent was with Westgate Capital Company, L.L.C., a private limited liability company of which Warren Kruger, Paul Kruger's brother, is a manager ("WCC"), and Hidalgo Trading Company, LC ("Hildalgo"), which is 100% owned by Paul A. Kruger.

           The financing provided by Yorktown described above was provided in partial reliance on the Letter of Intent. Subsequent to the signing of the Letter of Intent, WCC required as an additional condition to its equity investment that PalWeb acquire the land and building in which its manufacturing facilities are located (the "Building") from Onward, LLC, an entity that is 100% owned by Paul A. Kruger ("Onward"), subject to existing debt in exchange for additional shares of convertible preferred stock and additional warrants on the same terms as described in the Letter of Intent. Hildalgo and Onward are sometimes referred to as the "Paul A. Kruger Controlled Entities."

           On January 4, 2002, PalWeb entered into a Securities Purchase Agreement (the "Purchase Agreement") with Hildalgo, Westgate Investments, L.P., an Oklahoma limited partnership of which WCC is general partner ("Westgate"), and Onward (collectively, the "Purchasers") in accordance with the terms of the Letter of Intent. Pursuant to the Purchase Agreement, PalWeb issued 697,732 shares of Series 2001 12% Cumulative Convertible Senior Preferred Stock of PalWeb, par value $0.0001 (the "Preferred Stock"), and warrants to purchase up to 209,319,660 shares (the "Warrants") of PalWeb's common stock to Purchasers in exchange for total consideration of $6,977,324. The consideration consisted of the conversion of $6,440,579 of existing indebtedness owed to Yorktown and the Paul A. Kruger Controlled Entities and $536,745 of equity in the Building, based on an agreed value of $1,350,000, less indebtedness assumed by PalWeb of $813,255. Based on the number of common shares outstanding as of January 4, 2002, the purchasers will have obtained in connection with this private placement the right to acquire approximately 66.1% of the common shares of PalWeb upon the amendment to the capital structure described below. Pursuant to the Purchase Agreement, Westgate acquired 521,430 shares of Preferred Stock and 156,429,000 Warrants and the Paul A. Kruger Controlled Entities acquired 176,302 shares of Preferred Stock and 52,890,660 Warrants.

           The ability to convert the preferred stock and exercise the warrants depends on PalWeb amending its capital structure to authorize additional shares of common stock and reduce the par value of its common stock. In the first half of calender year 2002, PalWeb intends to submit to its shareholders a proposal to amend its capital structure that will allow for the conversion of the Preferred Stock and the exercise of the Warrants.

           The terms of the Preferred Stock and Warrants are the same as those announced in May of 2001 when the Letter of Intent was signed; however, the total amount of Preferred Stock and Warrants offered was increased to account for additional indebtedness that was incurred and the transfer of the Building from Onward to PalWeb. Each share of the Preferred Stock has a stated value of $10 per share and is convertible at any time into 350 shares of common stock of the Company or a total of 244,206,200 shares, which is an effective conversion price of $0.0286 per share. Holders of the Preferred Stock are also entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $837,278. The Warrants are exercisable at a price of $0.10 per share for a period of four years, subject to acceleration of the expiration date for three separate 25% tranches of the total Warrants, if PalWeb's common stock trades at prices of $0.15, $0.20 and $0.25 per share, respectively.

           The certificate of designation of the Preferred Stock provides, among other things:

o The Preferred Stock is prior to the Company's common stock and existing outstanding convertible preferred stock.

o The Preferred Stock has liquidation preference of $10 per share over any class of stock of PalWeb ranking junior to the Preferred Stock.

o The Preferred Stock is not entitled to vote, except: (i) as may be required by law and, (ii) under certain circumstance when PalWeb fails to declare and pay dividends on the Preferred Stock on two consecutive dividend payment dates, to elect additional members to the board of directors so that at least 60% of the members of the Board of Directors of PalWeb are elected by the holders of the Preferred Stock.

o So long as any shares of the Preferred Stock are outstanding, no dividends (other than a dividend payable in common stock) shall be declared or paid upon any common stock or any other class of stock ranking junior to the Preferred Stock.

o The conversion price of the Preferred Stock is subject to adjustment upon the subdivision or combination of any outstanding common stock of PalWeb.

o If the common stock issuable upon the conversion of the Preferred Stock is changed by certain capital reorganizations or reclassifications, the holders of the Preferred Stock shall be entitled to certain rights in parity with the rights of the holders of the common stock.

o The Preferred Stock is not to be subject to any sinking fund for the purchase or redemption of the shares.

           In connection with the Purchase Agreement, PalWeb and the Purchasers entered into a Shareholders and Voting Agreement dated January 4, 2002 (the "Shareholders Agreement") whereby the parties agreed, among other things, that Westgate shall have the right to:

o designate at least two-thirds of the members of the Board of Directors of PalWeb for as long as Westgate holds at least 5% of the Preferred Stock or Common Stock of PalWeb;

o designate one of the Westgate designees for appointment on every committee of the Board of Directors of PalWeb for as long as Westgate continues to have one or more designees serving on the board of Directors of PalWeb; and

o routinely consult with, and advise, the management of PalWeb regarding PalWeb's operations.

In addition, the Shareholders Agreement provides that the following actions may not be taken without the prior approval of 60% of the members of the Board of Directors of PalWeb:

o          amend the certificate of incorporation or bylaws of PalWeb;

o consolidate with, or merge with or into, any entity, except for certain mergers of wholly owned subsidiaries of PalWeb with or into PalWeb;

o make certain sales, leases, transfers or dispositions of the properties or assets of the PalWeb;

o          change the general nature of the business of PalWeb;

o          make certain acquisitions or issuances of shares of PalWeb;

o enter into certain commitments or obligations for the grant of options, warrants or rights to acquire or issue shares of PalWeb;

o incur any funded indebtedness, except for indebtedness incurred as contemplated by an annual budget, incurred under PalWeb's primary credit facility described below, or in an aggregate amount not exceeding $250,000;

o make any investment by PalWeb in any entity other than a wholly-owned subsidiary in an amount exceeding $100,000;

o          pay any dividends on common shares of PalWeb;

o file any petition seeking to reorganize PalWeb pursuant to, or to obtain relief under, any federal or state bankruptcy or insolvency law;

o          dissolve, liquidate or wind-up of the affairs of PalWeb;

o appoint or dismiss the chief executive officer, the president, the chief operating officer, the chief financial officer or any senior vice president of PalWeb; or

o make any capital expenditures not approved in an annual budget in an aggregate amount exceeding $250,000 in any fiscal year.

           Effective upon the closing of the Purchase Agreement and in connection with the Shareholders Agreement, the Board of Directors of PalWeb increased the number of members of the Board of Directors to six, and appointed Warren F. Kruger, William W. Pritchard, Bradley C. Shoup and Bryan R. Kirchmer as Westgate designees to fill such directorships to serve until their successors are elected and qualified. Mark Kidd, a former director of PalWeb, resigned on January 2, 2002. Mr Kidd's resignation was not related to the Preferred Stock financing.

           LINE OF CREDIT

           On December 11, 2001, PalWeb through its subsidiary, PPP, entered into a loan agreement with The F&M Bank and Trust Company ("F&M") dated December 11, 2001 (the "Loan Agreement") whereby PPP issued a revolving note due December 31, 2002 in exchange for a $3,000,000 line of credit at prime plus 0.25%. In connection with the Loan Agreement, PPP has agreed not to, among other things:

o create, assume or suffer to exist certain liens, charges or encumbrances on the properties encumbered to F & M;

o          sell, assign, transfer, convey, or encumber its assets;

o create, assume or suffer to exist any indebtedness in excess of $100,000 in any single year without the prior consent of F & M;

o          make certain loans, advances or extensions of credit;

o merge, consolidate, enter into certain business combinations, or acquire substantially all of the assets of any other corporation without the prior consent of F & M;

o engage in any business activities substantially different from or unrelated to its present or proposed business activities; or

o          declare or pay certain cash or asset dividends.

As additional inducements for F&M to establish the line of credit, Paul A. Kruger executed an unlimited guaranty and a pledge, assignment and security agreement pursuant to which he pledged certain shares of Precis, Inc. common stock owned by him, and Warren F. Kruger executed a limited guaranty in the amount of $1,000,000. Also in connection with this line of credit, PPP and F&M entered into a security agreement dated December 11, 2001 (the "Security Agreement"). Pursuant to the Loan Agreement and the Security Agreement, PPP granted F&M a first and paramount security interest in all of the assets of PPP. Proceeds of this line will be used to pay certain accounts payable, complete the production line installation, and provide working capital.

           PalWeb continues to be dependent upon Paul A. Kruger and Warren F. Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

           OTHER

           The Company had accumulated a working capital deficit of $9,210,000 at November 30, 2001 in connection with its manufacturing operations, which includes $1,266,282 in loans due to Paul A. Kruger or his affiliates, $4,939,000 in notes payable to Yorktown, and $3,330,000 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of the Company resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that the Company will secure such financing. The Preferred Stock financing described above significantly reduced this deficit.

           As of November 30, 2001, PalWeb occupied its facility under a lease with Onward, LLC, an affiliate of Paul A. Kruger. Effective May 1, 2001, the lease provides for a one year term with four one-year renewal options. As of January 4, 2002, this facility was transferred to PalWeb in connection with the private placement described above.

           On December 20, 2001, PFS made a payment of $357,000 in connection with the redemption of its depositors' passbook savings accounts and time certificates. For more information on this transaction, see "Paceco Financial Services, Inc." under Part II, Item 5 of this Form 10-QSB.

MATERIAL RISKS
--------------

           PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2001, which was filed on September 13, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

Roger Landress v. PalWeb Corporation f/k/a Cabec Energy Corporation, Cause No. 01-08731, filed in the 192nd Judicial District, District Court of Dallas County, Texas on October 8, 2001.

           Roger Landress has asserted that he is due certain payments and stock options from PalWeb, valued in excess of $1,000,000, in connection with an employment agreement that was allegedly entered into between Mr. Landress and PalWeb on September 1, 1996, at a time when PalWeb's name was Cabec Energy Corporation. PalWeb disputes the allegations contained in Mr. Landress's petition, has asserted affirmative defenses, and plans to vigorously defend the lawsuit. The Company believes that Mr. Landress terminated his employment prior to November 1998, when the Company's oil and gas activities were spun off to the Union Group. The Union Group indemnified the Company for all liabilities associated with the prior oil and gas activities and may be responsible for indemnifying the Company from these claims. As of November 30, 2001, this lawsuit was in the early stages of discovery.

ITEM 5.  OTHER INFORMATION

PACECO FINANCIAL SERVICES, INC.
-------------------------------

           As has been previously reported in various filing with the Securities and Exchange Commission, PalWeb entered into a negotiated arrangement with the Oklahoma Department of Securities in late 2000 whereby a plan (the "Plan") was devised for redeeming depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") of PFS. In general, the Plan provided a method for redeeming the outstanding Deposits through the transfer of 43,500,000 shares of PalWeb common stock owned by PFS ("PFS Shares") to an independent trustee and the sale of the PFS Shares by the trustee on or before December 31, 2004 either through open market or private sales or by exercise of an option to put the shares to Paul A. Kruger, the Company's Chief Executive Officer, with the net sales proceeds being used to redeem the Deposits. Pursuant to that certain put agreement (the "Put Agreement") by and between Paul Kruger, Bill J. English, as Trustee (the "Trustee"), and PFS dated December 20, 2000, the percentage of PFS shares to be purchased by Mr. Kruger shall be the difference between the amount payable to Deposit holders each year (20% of account balances outstanding on December 1, 2000; 25% of account balances outstanding on January 1, 2001; 331/3% of account balances outstanding on January 1, 2002; 50% of account balances outstanding on January 1, 2003; and 100% of account balances outstanding on January 1, 2004, or such other amount as shall cause the account balances to equal zero at December 31,
2004) and the amount distributed to Deposit holders each year from sources other than the put, as a percentage of the outstanding account balances.

           In accordance with the Put Agreement and the Plan, on December 20, 2001, PFS made a payment of $357,000 to the Trustee and Paul A. Kruger purchased 8,850,000 shares of the PFS shares from the Trustee for $1,000,000 in order to redeem 331/3% of account balances outstanding as of January 1, 2002. This is the first time that any PFS Shares have been put to Mr. Kruger. Accordingly, as of December 20, 2001, there were 34,650,000 PFS Shares held by the Trustee.

CHANGE IN CONTROL OF PALWEB
---------------------------

           In connection with the Purchase Agreement and the Shareholders Agreement, as of January 4, 2002, Westgate has the right to designate two-thirds of the members of the Board of Directors of PalWeb for as long as Westgate holds at least 5% of the Preferred Stock or Common Stock of PalWeb. In addition, in connection with the Shareholders Agreement, PalWeb and the Purchasers have agreed that PalWeb will not take certain actions without the approval of 60% of the Board of Directors of PalWeb. Westgate's voting and other rights in connection with the Purchase Agreement and Shareholders Agreement constitute a change in control of PalWeb. For more information on the Shareholders Agreement and the transaction resulting in this change in control, see "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-QSB.

           Westgate is a private Oklahoma limited partnership, whose general partner is WCC, a private limited liability company whose managers are Warren F. Kruger and William W. Pritchard. By virtue of their authority to control Westgate, WCC, Warren F. Kruger and William W. Pritchard may be deemed to be in control of PalWeb.

           Based on the number of common shares of PalWeb outstanding as of January 4, 2002, Paul A. Kruger, or his affiliated entities, beneficially own 26.1% of the common shares of PalWeb. At the same date, Warren F. Kruger and his affiliated entities beneficially owned 2.3% of the common shares of PalWeb. Upon the amendment to the capital structure described in "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-QSB, Paul A. Kruger and his affiliated entities will have obtained in connection with the Purchase Agreement the right to acquire approximately 16.7% of the fully-diluted outstanding common shares of PalWeb. Likewise, Westgate, WCC, Warren F. Kruger and William W. Pritchard will have the right to obtain or acquire 49.4% of the fully-diluted outstanding common shares of PalWeb. Consequently, based on the number of common shares of PalWeb outstanding as of January 4, 2002 and assuming that all the Warrants will be exercised and all the shares of Preferred Stock will be converted, Paul A. Kruger and Warren F. Kruger, or their affiliated entities, will beneficially own 25.5% and 50.2% of the common shares of PalWeb, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

               4.1 Certificate of Designation, Preferences, Rights and Limitations of PalWeb Corporation Series 2001 12% Cumulative Convertible Senior Preferred Stock

               10.1 Pallet Production, Inc. Loan Agreement by and between Plastic Pallet Production, Inc. and The F&M Bank and Trust Company dated December 11, 2001

               10.2 Security Agreement by and between Plastic Pallet Production, Inc. and The F&M Bank and Trust Company dated December 11, 2001

               10.3 Plastic Pallet Production, Inc. Revolving Note in the amount of $3,000,000 dated December 11, 2001

               10.4     Paul Kruger Guaranty dated December 11, 2001

               10.5 Pledge Assignment and Security Agreement by and between Paul A. Kruger and The F&M Bank and Trust Company dated December 11, 2001

               10.6     Warren Kruger Limited Guaranty dated December 12, 2001

               10.7 Securities Purchase Agreement by and among PalWeb Corporation and certain purchasers dated January 4, 2002

               10.8 Shareholders and Voting Agreement by and among PalWeb Corporation and certain shareholders dated January 4, 2002

               10.9 Form of Common Stock Purchase Warrant used in connection with Securities Purchase Agreement by and among PalWeb Corporation and certain purchasers dated January 4, 2002

               11.1 Computation of Loss per Share is in Note 5 in the Notes to the financial statements

           B.  Reports on Form 8-K

               No reports on Form 8-K were filed by PalWeb Corporation during the three months ended November 30, 2001.

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                      PALWEB CORPORATION
                                           -------------------------------------
                                           (Registrant)

Date        01/14/02                       /s/ Paul A. Kruger
           --------------------            -------------------------------------
                                           Paul A. Kruger
                                           Chairman of the Board and President