Form 10QSB
period 2002-02-28
PALWEB CORP
filed 2002-04-12
CIK 1088413

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
                                           -----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number        000-26331
                       ---------------------------------------------------------

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                        75-2954680
-------------------------------------                   -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

    1607 WEST COMMERCE STREET                          DALLAS, TEXAS 75208
 ----------------------------------------          --------------------------
 (Address of principal executive offices)          (City, State and Zip Code)

                                 (214) 698-8330
                                ----------------
                           (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: MARCH 18, 2002 - 233,948,244

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes   [_]     No   [X]
================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 28, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            PAGE

              Statements of Operations
              For the Nine Month Periods Ended
              February 28, 2002 and 2001                                   1

              Statements of Operations
              For the Three Month Periods Ended
              February 28, 2002 and 2001                                   2

              Balance Sheets as of February 28,
              2002 and May 31, 2001                                        3

              Statements of Cash Flows for the
              Nine Month Periods Ended February 28,
              2002 and 2001                                                5

              Notes to Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         8

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                            18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended             From Inception
                                                              February 28,                (November 20,
                                                    --------------------------------         1995) to
                                                         2002               2001           Feb.28,2002
                                                    -------------      -------------      -------------
MANUFACTURING:
  Sales                                             $      48,189      $      47,851      $     244,107

  Expenses:
   Research and development                                67,000               --              568,943
   Salaries and benefits                                  320,093            182,220          1,978,510
   General and administrative
    expenses                                              965,194            654,516         10,630,842
   Depreciation expense                                   107,139            155,718            925,642
   Impairment                                                --                 --            3,456,231
   Interest expense                                       115,943            239,342          1,068,407
                                                    -------------      -------------      -------------
           Total expenses                               1,575,369          1,231,796         18,628,575
                                                    -------------      -------------      -------------
  Other income (expense):
   Gain on settlement
    of liabilities                                           --               38,784          1,599,262
   Other                                                     --                 --              272,308
                                                    -------------      -------------      -------------
           Total other income (expense)                      --               38,784          1,871,570
                                                    -------------      -------------      -------------

           LOSS FROM MANUFACTURING OPERATIONS          (1,527,180)        (1,145,161)       (16,512,898)
FINANCE:
  Revenues -
   Interest and fees on loans                              41,765            152,726            288,251
   Other income                                              --                3,092              4,992
   Gain (loss) on sale of assets                             --               29,716             17,365
                                                    -------------      -------------      -------------
           Total Revenues                                  41,765            185,534            310,608
                                                    -------------      -------------      -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                     124,873            271,103            516,768
   Interest on notes payable                                5,274             14,348             25,933
   Salaries and benefits                                     --               40,340             57,175
   Other operating expenses                                43,842            191,672            421,507
   Provision for credit losses                               --              173,426            353,426
   Depreciation and amortization                             --              782,398            888,308
                                                    -------------      -------------      -------------
           Total expenses                                 173,989          1,473,287          2,263,117
                                                    -------------      -------------      -------------

           LOSS FROM FINANCE OPERATIONS                  (132,224)        (1,287,753)        (1,952,509)
                                                    -------------      -------------      -------------
LOSS FROM TOTAL OPERATIONS, BEFORE DISCONTINUED
 AND EXTRAORDINARY ITEMS                               (1,659,404)        (2,432,914)       (18,465,407)
INCOME (LOSS) FROM DISCONTINUED OPERATION                  74,079           (792,648)
EXTRAORDINARY GAIN                                           --                 --               68,616
                                                    -------------      -------------      -------------

NET LOSS                                            $  (1,659,404)     $  (2,358,835)     $ (19,189,439)
                                                    =============      =============      =============

LOSS PER COMMON SHARE                               $       (0.01)     $       (0.01)
                                                    =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   232,705,000        191,061,000
                                                    =============      =============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                      February 28,
                                                         -------------------------------------
                                                              2002                    2001
                                                         -------------           -------------
MANUFACTURING:
  Sales                                                  $       9,401           $      14,422

  Expenses:
   Research and development                                     19,000                    --
   Salaries and benefits                                       103,206                  69,159
   General and administrative
    expenses                                                   341,282                 175,232
   Depreciation expense                                         46,367                  51,320
   Impairment                                                     --                      --
   Interest expense                                             10,849                  80,974
                                                         -------------           -------------
           Total expenses                                      520,704                 376,685
                                                         -------------           -------------

           LOSS FROM MANUFACTURING OPERATIONS                 (511,303)               (362,263)

FINANCE:
  Revenues -
   Interest and fees on loans                                    3,078                  (3,208)
   Other income                                                   --                      --
   Gain (loss) on sale of assets                                  --                     1,135
                                                         -------------           -------------
           Total Revenues                                        3,078                  (2,073)
                                                         -------------           -------------
  Expenses -
   Interest on thrift accounts and
    time certificates                                           19,201                  73,690
   Interest on notes payable                                       945                   4,531
   Salaries and benefits                                          --                      --
   Other operating expenses                                     10,338                  41,477
   Provision for credit losses                                    --                      --
   Depreciation and amortization                                  --                      --
                                                         -------------           -------------
           Total expenses                                       30,484                 119,698
                                                         -------------           -------------

           LOSS FROM FINANCE OPERATIONS                        (27,406)               (121,771)
                                                         -------------           -------------

LOSS FROM TOTAL OPERATIONS, BEFORE DISCONTINUED
 OPERATION                                                    (538,709)               (484,034)

INCOME FROM DISCONTINUED OPERATION                                --                    62,501
                                                         -------------           -------------

NET LOSS                                                 $    (538,709)          $    (421,533)
                                                         =============           =============

LOSS PER COMMON SHARE                                    $       (0.01)          $       (0.01)
                                                         =============           =============

WEIGHTED AVERAGE SHARES OUTSTANDING                        233,260,000             199,071,000
                                                         =============           =============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   February 28,              May 31,
                                                                       2002                   2001
                                                                   ------------           ------------
           ASSETS
           ------
MANUFACTURING:
  Current Assets:
   Cash                                                            $    686,452           $     10,923
   Accounts receivable                                                   22,656                 72,788
   Due from related party                                               113,279                   --
   Inventory                                                            228,986                142,689
   Prepaid Expenses                                                        --                   95,000
                                                                   ------------           ------------
           Total current assets                                       1,051,373                321,400

  Property, plant and equipment                                       7,361,565              2,730,654
  Accumulated depreciation                                             (512,310)              (405,171)
                                                                   ------------           ------------
           Total property, plant and equipment                        6,849,255              2,325,483

  Other Assets                                                           75,604                 76,031
                                                                   ------------           ------------

           TOTAL MANUFACTURING ASSETS                                 7,976,232              2,722,914
                                                                   ------------           ------------
FINANCE:
  Cash                                                                  119,274                 69,546
  Loans receivable, net of allowance for
   doubtful accounts                                                    232,201                814,349
                                                                   ------------           ------------

           TOTAL FINANCE ASSETS                                         351,475                883,895
                                                                   ------------           ------------

TOTAL ASSETS                                                       $  8,327,707           $  3,606,809
                                                                   ============           ============



The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                    February 28,             May 31,
                                                                       2002                   2001
                                                                   ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
MANUFACTURING:
  Current Liabilities:
   Current portion of long-term debt                               $  3,060,000                   --
   Note payable                                                            --             $  1,536,559
   Notes payable - related party                                           --                  947,200
   Accounts payable and accrued liabilities                             401,977              1,823,064
                                                                   ------------           ------------
           Total current liabilities                                  3,461,977              4,306,823

  Long-term debt                                                        740,000                   --
  Deferred Income                                                          --                  707,044
                                                                   ------------           ------------

           TOTAL MANUFACTURING LIABILITIES                            4,201 977              5,013,867
                                                                   ------------           ------------
FINANCE:
  Thrift accounts and time certificates                               3,749,951              5,107,257
  Accrued interest payable
   and other liabilities                                                333,007                204,061
  Notes payable                                                            --                  171,836
                                                                   ------------           ------------

           TOTAL FINANCE LIABILITIES                                  4,082,958              5,483,154
                                                                   ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.0001 par, 20,000,000 shares
   authorized:
     Series 2001, 750,000 and -0- shares outstanding                         75                   --
     Preferred, 605,000 and 2,525,000 shares outstanding                     61                    253
  Common stock, $.10 par value, 250,000,000
   authorized, outstanding - 233,948,244 and 231,928,244             23,394,824             23,192,825
  Additional paid-in capital                                         17,190,461              9,725,686
  Deficit accumulated during development stage                      (36,918,114)           (35,258,710)
                                                                   ------------           ------------
                                                                      3,667,307             (2,339,946)
  Treasury stock, 34,650,000 and 43,500,000 shares common            (3,624,535)            (4,550,266)
                                                                   ------------           ------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       42,772             (6,890,212)
                                                                   ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                             $  8,327,707           $  3,606,809
                                                                   ============           ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended             From Inception
                                                             February 28,               (November 20,
                                                    ------------------------------        1995) to
                                                        2002              2001          Feb.28, 2002
                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities               $ (2,923,399)     $   (960,239)     $ (3,259,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (3,905,567)           (4,665)       (9,158,420)
 Net liabilities from acquisition
  of finance and real estate                                --                --             230,724
 Proceeds from sale of equipment                            --             385,413         1,456,456
 Decrease in loans receivable                            617,124         1,290,985         2,086,986
 Proceeds from lease finance obligation                     --                --             149,517
                                                    ------------      ------------      ------------
           Net cash provided by (used)
       investing activities                           (3,288,443)        1,671,733        (5,234,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                           6,956,820           712,200        10,321,886
 Payments on notes payable                              (185,091)          (73,959)       (1,477,071)
 Decrease in savings certificates                     (1,357,306)       (1,530,282)       (2,909,248)
 Proceeds from mortgage payable -
  related party                                             --                --           1,350,000
 Proceeds from sale of preferred stock                   522,676              --             522,676
 Proceeds from sale of treasury stock                  1,000,000              --           1,000,000
 Proceeds from issuance of common stock                     --                --             491,976
                                                    ------------      ------------      ------------
           Net cash provided (used) by
      financing activities                             6,937,099          (892,041)        9,300,219
                                                    ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                          725,257          (180,547)          805,726
CASH, beginning of period                                 80,469           267,882              --
                                                    ------------      ------------      ------------

CASH, end of period                                 $    805,726      $     87,335      $    805,726
                                                    ============      ============      ============

SUPPLEMENTAL INFORMATION:
 NON-CASH FINANCING ACTIVITIES
   Preferred stock issued in acquisition of
    building, net of $813,255 of mortgage debt      $    537,745
   Preferred stock issued in exchange for debt         6,440,579
   Issuance of common stock for services                  10,000
   Decrease of mortgage payable by sale of real
    estate with buyer assumption of debt                    --             996,303
   Common stock issued for debt                             --              12,000

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2002, and the results of its operations and its cash flows for the nine month periods and three month periods ended February 28, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2001 and the notes thereto included in the Company's Form 10-KSB.

     2. The results of operations for the nine month period and three month period ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     4. Interest expense of $181,900 and $35,895 was capitalized during the nine month period and three month period ended February 28, 2002, respectively, in connection with the construction of a new production line.

     5. The computation of earnings per share is based on the weighted average shares outstanding. For the nine month periods ended February 28, 2002 and 2001, the average shares outstanding are 232,705,000 and 191,061,000, respectively. For the three month periods ended February 28, 2002 and 2001, the average shares outstanding are 233,260,000 and 199,071,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

     6. Deferred income, resulting from a sale and lease back transaction with a related party, is being amortized to additional paid in capital over sixty months. During fiscal year 2002, $82,488 is the amount so amortized. Effective January 4, 2002, the real estate was repurchased from the related party at a cost of $1,350,000. The remaining unamortized deferred income of $624,656 is netted against the purchase price so the net cost in the financial statements is $725,344.

     7. In January, 2002, PalWeb issued 750,000 shares of Series 2001 12% Cumulative Convertible Senior Preferred Stock, par value $0.0001, convertible into 350 shares of common stock for each share of preferred and warrants to purchase up to 225,000,000 shares of PalWeb common stock in exchange for a total consideration of $7,500,000. The ability to convert the preferred stock and/or exercise the warrants depends on PalWeb amending its capital structure to authorize additional capital and reduce the par value of its common stock. See "Liquidity and Capital Resources" in Part I, Item 2, "Management Discussion and Analysis or Plan of Operation."

         During fiscal year 2002, 1,920,000 shares of the junior convertible preferred stock were converted into a like amount of common stock.

     8. Effective December 11, 2001, PalWeb through its subsidiary, Plastic Pallet Production, Inc., entered into a revolving note payable with F&M Bank and Trust Company for a $3,000,000 line of credit at prime plus 0.25%, due December 21, 2002.

     9. In October, 2001, a former employee of PalWeb filed a cause of action for certain payments and stock options valued in excess of $1,000,000 related to an employment agreement dated September 1, 1996 when PalWeb's name was Cabec Energy. See Part II, Item 1, "Litigation" in PalWeb's Form 10-QSB for the period ended November 30, 2001, which was filed on January 14, 2002.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------
GENERAL TO ALL PERIODS

           PalWeb Corporation ("PalWeb") is in the development stage. It has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations.

           PalWeb's primary business is the manufacturing and selling of plastic pallets, which is referred to herein as manufacturing. In the quarter ended February 28, 2002, PalWeb also began to explore the possible marketing of its patented injection molding equipment, which it may sell to third parties as a part of its manufacturing operations. PalWeb also indirectly owns a subsidiary finance company, Paceco Financial Services, Inc. ("PFS"), acquired in April 2000, which was previously engaged in consumer and small business lending and real estate activities. As described below, the finance activities have been curtailed until PFS is able to repay outstanding investment certificate liabilities, and in December 2000, its real estate activities were discontinued.

           As of February 28, 2002, production of plastic pallets utilizing prototype production equipment has been approximately 800 pallets per month and the current production capacity of the prototype machine is approximately 4,000 pallets per month. As of February 28, 2002, PalWeb had 11 full-time employees and a production capacity of approximately 2,000 pallets per month. Production levels of approximately 4,000 pallets per month can be attained by adding approximately two more shifts. On or about March 18, 2002, the construction and installation of PalWeb's new production line to manufacture plastic pallets was completed at a cost of approximately $5,500,000. This new production line has a maximum capacity of about 40,000 plastic pallets per month. PalWeb has financed the construction through a combination of accounts payable and interim financing from Yorktown Management and Financial Services, LLC ("Yorktown"), which were subsequently paid from the proceeds of a $7,500,000 preferred stock offering as discussed below in "Liquidity and Capital Resources." Yorktown is principally owned by Warren F. Kruger, Paul A. Kruger's brother. Management anticipates that it will continue current production of approximately 800 pallets per month with appropriate increases based on sales. There is no assurance that PalWeb will receive orders for pallets that justify any significant increase to PalWeb's current production level.

           Inventory levels at February 28, 2002, included approximately 2,606 stackable and 2,693 rackable pallets. In addition, as of February 28, 2002, PalWeb had developed a new plastic pallet that uses a 3-runner design, which allows for easier handling by electric plastic pallet trucks. Seventy of these 3-runner pallets were held in inventory at February 28, 2002. PalWeb's marketing efforts have generated several leads with customers who are considering sizable orders of pallets, but as of April 1, 2002, no significant orders had been received. There is no assurance that PalWeb will secure any sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

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

           PalWeb currently has four models of plastic pallets - Hawker FR, Hawker, Tank 3-Runner, and Stackable, all of which are 40 X 48". The Hawker FR utilizes a patented inter-locking design featuring CJII fire retardant polymers that are UL 2335 certified, and has a free span racking capacity of 2,800 lbs., dynamic load of 5,000 lbs., and weighs approximately 54 lbs. The Hawker also utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., rackable load of 2,800 lbs., and weighs approximately 50 lbs. The Tank 3-Runner utilizes a design that allows for easier handling by electric plastic pallet trucks, has dynamic load of 5,000 lbs., rackable load of 2,800 lbs., and weighs approximately 45 lbs. The Stackable consists of tops of the Hawker pallet, has a dynamic load of 5,000 lbs., and weighs approximately 30 lbs.

           PalWeb continues to test and improve its pallets with respect to strength, durability and fire retardancy. In January, 2002, PalWeb submitted its Hawker FR plastic pallet manufactured from its new production equipment with its patent pending fire retardancy formula to Underwriters Laboratory for UL certification with respect to fire retardancy. The Hawker FR pallet successfully completed the UL tests and has received its UL2335 classification with respect to fire retardancy. This UL certification is a requirement of major purchasers and lessors of plastic pallets and, accordingly, is expected to enhance the marketability of this pallet. In August, 2001, PalWeb received test results on its Hawker plastic pallet from the Virginia Polytech Institute & State University's ("Virginia Tech") Fastrack Evaluation, which in the opinion of PalWeb further demonstrates the strength and durability of this pallet. The Virginia Tech Fastrack Evaluation is a private test that was conducted at PalWeb's request. Although the Virginia Tech Fastrack Evaluation is not an industry standard, PalWeb believes that the results of the Fastrack Evaluation will be useful in marketing PalWeb's Hawker plastic pallet.

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

           The consolidated statements include PalWeb Corporation and its wholly-owned subsidiaries, Plastic Pallet Production, Inc. ("PPP") and PFS. PPP represents the manufacturing segment of PalWeb and PFS represents the financial segment.

NINE MONTH PERIOD ENDED FEBRUARY 28, 2002 COMPARED TO NINE MONTH PERIOD ENDED
-----------------------------------------------------------------------------
FEBRUARY 28, 2001
-----------------

           MANUFACTURING

           Sales for the nine month period ended February 28, 2002, were $48,189 compared to $47,851 in the nine month period ended February 28, 2001. Sales in fiscal year 2002 are approximately 38% of management's goal of 2,000 pallets per quarter. Management believes the lower-than-expected sales are attributable to the diversion of PalWeb's resources and personnel during the building of its fully functional production line, which was completed in March 2002.

           Salary and benefits expense of $320,093 in the first nine months of fiscal year 2002 increased from $182,220 in the first nine months of fiscal year 2001. This increase of $137,873 was primarily due to the addition of three employees and an office manager plus overtime expenses incurred in preparing pallets for fire retardancy testing.

           The general and administrative expenses for the manufacturing segment during the first nine months of fiscal year 2002 and 2001 were $965,194 and $654,516, respectively, an increase of $310,678, or 47%. The principal reasons for this increase were increased rental expense at PalWeb's manufacturing facility of approximately $121,000, testing expense of approximately $90,000 related to the UL certification for fire retardancy, and research and development costs during fiscal year 2002 for the fire retardancy formula of about $67,000.

           Interest expense was $115,943 and $239,342 for the nine months ended February 28, 2002 and 2001, respectively, for a decrease of $123,399. Effective May 1, 2001, PalWeb terminated its option to purchase the plant facility and, accordingly, rents that were previously classified as interest expense for financial statement reporting purposes in the nine months ended February 28, 2001, were reported as rent expense in the nine months ended February 28, 2002. In addition during fiscal year 2002, $181,900 of interest cost was capitalized as cost of construction of a new production line. Total interest expense during the first three quarters of fiscal 2002, including capitalized interest, was $297,843, an increase of $58,501 over the first three quarters of fiscal 2001, reflecting the additional borrowings primarily for construction. In January, 2002, PalWeb completed a preferred stock offering of $7,500,000 as discussed below in "Liquidity and Capital Resources." Approximately $6,440,000 of debt was exchanged for shares of Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock").

           The loss from the manufacturing segment in the first nine months of fiscal year 2002 and 2001 was $1,527,180 and $1,145,161, respectively. The increase from 2001 to 2002 of $382,019 was primarily due to the increases in expenses described above.

           FINANCE

           PalWeb intended to use its finance operation primarily for pallet financing activities. Due to regulatory issues with the Oklahoma Department of Securities in connection with its investment certificates and the liquidation thereof, management has not engaged in any new financing activities since November, 2000.

           Interest income for the first three quarters of fiscal year 2002 was $41,765 compared to $152,726 in the prior year. The decrease of $110,961 was due to the reduction of outstanding loans. Interest income in 2002 is based on cash payments as substantially all loans at February 28, 2002, are on a nonaccrual status. In addition, as discussed in the preceding paragraph, management is not making new loans as of February 28, 2002.

           Total expenses in the first nine months of fiscal year 2002 were $173,989 compared to $1,473,287 in the comparable period of fiscal 2001. The decrease of $1,299,298 was primarily due to (i) no depreciation and amortization in fiscal year 2002 due to the write-off of goodwill in 2001, (ii) the liquidation of thrift savings accounts and a reduction of interest on the accounts to passbook savings rate of 1%, and (iii) a general reduction of operating expenses in connection with the latent activity of the segment.

           The net loss of $132,224 in fiscal year 2002 compared to $1,287,753 in 2001 was a decrease of $1,155,529 and is primarily due to the reductions in expenses described above.

           COMBINED

           The consolidated net loss for the first three quarters of fiscal year 2002 was $1,659,404, or $0.01 per share, compared to a net loss of $2,358,835, or $0.01 per share, in the first three quarters of fiscal 2001 for a decrease of $699,431.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTH PERIOD ENDED
-------------------------------------------------------------------------------
FEBRUARY 28, 2001
-----------------

           MANUFACTURING

           Sales for the three month period ended February 28, 2002, were $9,401 compared to $14,422 in the three month period ended February 28, 2001. Sales of approximately 500 pallets in the current year period did not meet management's goal of 2,000 pallets per quarter.

           Salary and benefits expense of $103,206 in the three months ended February 28, 2002, increased from $69,159 in the comparable period of the prior year. This increase of $34,047 was primarily due to the addition of three employees and an office manager and overtime incurred in preparation of pallets for fire retardancy testing.

           The general and administrative expenses for the manufacturing segment for the three months ending February 28, 2002 and 2001, were $341,282 and $175,232, respectively, for a increase of $166,050. This increase resulted from testing expense of approximately $45,000 related to the UL certification for fire retardancy and costs associated with the overall increase in activity including marketing, insurance, taxes, utilities, etc.

           Interest expense was $10,849 and $80,974 in the three months ended February 28, 2002 and 2001, respectively, a decrease of $70,125. Effective May 1, 2001, PalWeb terminated its option to purchase the plant facility, and, accordingly, rents that were previously classified as interest expense for financial statement reporting purposes in the three months ended February 28, 2001, were reported as rent expense in the three months ended February 28, 2002, until the plant building was acquired by PalWeb in January, 2002, in connection with the offering of the 2001 Preferred Stock. In addition, during the three months ending February 28, 2002, $35,895 of interest expense was capitalized as cost of construction of the new production line. Total interest expense during the third quarter of fiscal 2002, including capitalized interest, was $46,744, a decrease of $34,230 over the third quarter of fiscal 2001. In January, 2002, PalWeb completed an offering of $7,500,000 in 2001 Preferred Stock as discussed below in "Liquidity and Capital Resources." Approximately $6,440,000 of debt was exchanged for 2001 Preferred Stock.

           The loss from the manufacturing segment in the third quarter of fiscal year 2002 and 2001 was $511,303 and $362,263, respectively. The increase from 2001 to 2002 of $149,040 was primarily due to the increases in expenses described above.

           FINANCE

           PalWeb intended to use its finance operation primarily for pallet financing activities. Due to regulatory issues with the Oklahoma Department of Securities in connection with its investment certificates and the liquidation thereof, management has not engaged in any new financing activities since November, 2000.

           Interest income in the third quarter fiscal year 2002 was $3,078 compared to $(3,208) in the third quarter of fiscal year 2001. The increase of $6,286 was due to a change to the cash basis of recognizing interest income during the third quarter of 2001. Interest income in fiscal year 2002 was based on cash payments as substantially all loans at February 28, 2002, are on a nonaccrual status. In addition, as discussed in the preceding paragraph, management is not making new loans at the present time.

           Total expenses in the three months ended February 28, 2002 were $30,484 compared to $119,698 in the three months ended February 28, 2001. The decrease of $89,214 was primarily due to the liquidation of thrift savings accounts and a reduction of interest on the accounts to passbook savings rate of 1%, and a general reduction of operating expenses in connection with the latent activity of the segment.

           The net loss of $27,406 in the third quarter of fiscal year 2002 compared to $121,771 in the third quarter of fiscal year 2001 was a decrease of $94,365, primarily due to the reasons described above.

           COMBINED

           The consolidated net loss for the third quarter of fiscal year 2002 was $538,709, or $0.01 per share, compared to a net loss of $421,533, or $0.01 per share, for the third quarter of fiscal year 2001, an increase of $117,176.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           GENERAL

           As of February 28, 2002, and with the new production equipment, PalWeb's management projects that sales of approximately 12,000 pallets per month will be necessary to break even due to increased costs associated with dividend payments, interest expense, labor costs, and utility costs. There is no assurance that this break-even level will be achieved. Until sales reach the break-even level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

           Due to its development stage status, PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through February 28, 2002, has been provided by loans from entities controlled by Mr. Paul Kruger, PalWeb's Chairman and Chief Executive Officer, and from entities affiliated with Warren Kruger, Paul Kruger's brother, and through the offering of 2001 Preferred Stock described below to the same persons. In addition, the bank line of credit discussed below under "Line of Credit" was obtained with the personal guarantees of Paul Kruger and Warren Kruger plus a lien on all equipment. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

           PREFERRED STOCK FINANCING

           On May 8, 2001, PalWeb announced that it had signed a letter of intent (the "Letter of Intent") for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 150,000,000 shares of common stock of PalWeb ("Common Stock") for a total of $5,500,000. The Letter of Intent was with Westgate Capital Company, L.L.C., a private limited liability company of which Warren F. Kruger is a manager ("WCC"), and Hidalgo Trading Company, LC ("Hildalgo"), which is 100% owned by Paul A. Kruger.

           Subsequent to the execution of the Letter of Intent, an affiliated entity of Warren Kruger provided loan financing. Subsequent to the signing of the Letter of Intent, WCC also required as an additional condition to its equity investment that PalWeb acquire the land and building in which its manufacturing facilities are located (the "Building") from Onward, LLC, an entity that is 100% owned by Paul A. Kruger ("Onward"), subject to existing debt in exchange for additional shares of convertible preferred stock and additional warrants on the same terms as described in the Letter of Intent. Hildalgo and Onward are sometimes referred to herein as the "Paul A. Kruger Controlled Entities."

           On January 4, 2002, PalWeb entered into a Securities Purchase Agreement, which was subsequently amended on January 21, 2002 (the "Purchase Agreement"), with Hildalgo, Onward and Westgate Investments, L.P., an Oklahoma limited partnership ("Westgate") of which WCC is the general partner (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, PalWeb issued 750,000 shares of 2001 Preferred Stock and warrants to purchase up to 225,000,000 shares of Common Stock for $0.10 per share ("Warrants") to the Purchasers in exchange for total consideration of $7,500,000. Hildalgo acquired 95,020 shares of 2001 Preferred Stock and Warrants to purchase 28,506,660 shares of Common Stock in exchange for the conversion of $950,200 of existing indebtedness owed to Hildalgo. Onward acquired 81,282 shares of 2001 Preferred Stock and Warrants to purchase 24,384,000 shares of Common Stock in exchange for the conversion of $276,082 of existing indebtedness owed to Onward and $536,745 of equity in the Building, based on an agreed value of $1,350,000, less indebtedness assumed by PalWeb of $813,255. Westgate acquired 573,698 shares of 2001 Preferred Stock and Warrants to purchase 172,109,340 shares of Common Stock in exchange for $522,680 in cash and the conversion of $5,214,297 of existing indebtedness owed to Yorktown.

           The terms of the 2001 Preferred Stock and Warrants are the same as those announced in May of 2001 when the Letter of Intent was signed; however, the total amount of 2001 Preferred Stock and Warrants offered was increased to account for additional indebtedness that was incurred and the transfer of the Building from Onward to PalWeb. Each share of the 2001 Preferred Stock has a stated value of $10 per share and is convertible at any time into 350 shares of Common Stock of PalWeb or a total of 262,500,000 shares, which is an effective conversion price of $0.0286 per share. Holders of the 2001 Preferred Stock are also entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. The Warrants are exercisable at a price of $0.10 per share for a period of four years, subject to acceleration of the expiration date for three separate 25% tranches of the total Warrants, if PalWeb's Common Stock trades at prices of $0.15, $0.20 and $0.25 per share, respectively.

           The ability to convert the 2001 Preferred Stock and exercise the Warrants depends on PalWeb amending its capital structure to authorize additional shares of Common Stock and reduce the par value of its Common Stock. At the 2002 annual meeting of the shareholders of PalWeb, PalWeb intends to submit to its shareholders a proposal whereby PalWeb will merge with PalWeb Oklahoma Corporation, an Oklahoma corporation, and become redomiciled in Oklahoma, and in connection with such merger, the surviving entity will have sufficient authorized shares of common stock, par value $0.0001, to be issued upon the conversion of the 2001 Preferred Stock and the exercise of the Warrants.

           In connection with the Purchase Agreement, PalWeb and Westgate entered into a Shareholders and Voting Agreement dated January 4, 2002, as amended on January 21, 2002 (the "Shareholders Agreement"), whereby the parties agreed, among other things, that Westgate shall have the right to:

o designate for nomination by management for election to the Board of Directors at least two- thirds of the members of the Board for as long as Westgate holds at least 5% of the 2001 Preferred Stock or Common Stock of PalWeb;

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

o make certain sales, leases, transfers or dispositions of the properties or assets of PalWeb;

o          change the general nature of the business of PalWeb;

o          make certain acquisitions or issuances of shares of PalWeb;

o enter into certain commitments or obligations for the grant of options, warrants or rights to acquire or issue shares of PalWeb;

o incur any funded indebtedness, except for indebtedness incurred as contemplated by an annual budget, incurred under PalWeb's primary credit facility, or in an aggregate amount not exceeding $250,000;

o make any investment by PalWeb in any entity other than a wholly-owned subsidiary in an amount exceeding $100,000;

o          pay any dividends on shares of Common Stock of PalWeb;

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

           Westgate's voting and other rights in connection with the Purchase Agreement and Shareholders Agreement constitute a change in control of PalWeb. Westgate's general partner is

WCC, whose managers are Warren F. Kruger, Paul A. Kruger's brother, and William
W. Pritchard. By virtue of their authority to control Westgate, WCC, Warren F. Kruger and William W. Pritchard may be deemed to be in control of PalWeb.

           In connection with the certificate of designation of the 2001 Preferred Stock, PalWeb is required to pay dividends to the holders of the 2001 Preferred Stock on a quarterly basis. The first dividend payments were due on March 31, 2002; however, PalWeb was not able to make the dividend payments at that time. PalWeb does not anticipate that it will make cash dividend payments to any shareholders unless and until the financial position of PalWeb improves through increased revenues, another financing, or otherwise. In addition, as a practical matter, the negative covenants described below under "Line of Credit," which essentially limit PPP from transferring funds to PalWeb, could impair PalWeb's ability to pay dividends to its shareholders. As of April 1, 2002, PalWeb was considering making the March 31, 2002 dividend payment to the holders of the 2001 Preferred Stock in Common Stock.

           LINE OF CREDIT

           On December 11, 2001, PalWeb through its subsidiary, PPP, entered into a loan agreement with The F&M Bank and Trust Company ("F&M") dated December 11, 2001 (the "Loan Agreement"), whereby PPP issued a revolving note due December 31, 2002 (the "Revolving Note"), in exchange for a $3,000,000 line of credit at prime plus 0.25%. In connection with the Loan Agreement, PPP has agreed not to, among other things:

o create, assume or suffer to exist certain liens, charges or encumbrances on the properties encumbered to F&M;

o          sell, assign, transfer, convey, or encumber its assets;

o create, assume or suffer to exist any indebtedness in excess of $100,000 in any single year without the prior consent of F&M;

o          make certain loans, advances or extensions of credit;

o merge, consolidate, enter into certain business combinations, or acquire substantially all of the assets of any other corporation without the prior consent of F&M;

o engage in any business activities substantially different from or unrelated to its present or proposed business activities; or

o          declare or pay certain cash or asset dividends.

           As additional inducements for F&M to establish the line of credit, Paul Kruger executed an unlimited guaranty and a pledge, assignment and security agreement pursuant to which he pledged certain shares of Precis, Inc. common stock owned by him, and Warren Kruger executed a limited guaranty in the amount of $1,000,000. Neither Paul nor Warren Kruger received any consideration from the Company for these guaranties. The loan is secured by substantially all of the assets of PPP, excluding the Company's building which has been mortgaged to the building lender as described below. Proceeds of this line will be used to pay certain accounts payable, complete the production line installation, and provide working capital. As of February 28, 2002, this loan was fully advanced. The Company's goal is to develop its business to the point that this loan can be extended or refinanced at its current maturity of December 31, 2002, to be repaid from cash flow from future operations. If this goal is not achieved, repayment of the loan at December 31, 2002, will require additional external financing of some type.

           In connection with the issuance of the 2001 Preferred Stock, PalWeb acquired the Building on January 4, 2002, as described above under "Preferred Stock Financing," subject to existing debt assumed by the Company as further described below under "Other." Although as of April 1, 2002 F&M has not waived its rights in connection with the negative covenants described above prior to PalWeb's assumption of the debt related to the Building, PalWeb anticipates that F&M will not object to such a waiver.

           PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

           OTHER

           PalWeb had accumulated a working capital deficit of $2,411,000 at February 28, 2002, in connection with its manufacturing operations, which includes $3,000,000 due to F&M and $402,000 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that PalWeb will secure such financing.

           Effective January 4, 2002 , PalWeb acquired its facility from Onward, LLC, an affiliate of Paul Kruger, for $1,350,000 through the issuance of 53,674 shares of preferred stock and the assumption of about $812,000 of mortgage debt. The note assumed by PalWeb in connection with this acquisition has an interest rate of prime plus 1%, requires a payment of $5,000 per month in principal plus accrued interest, and matures in January, 2003.

           On December 20, 2001, PFS made a payment of $1,357,000 in connection with the redemption of its depositors' passbook savings accounts and time certificates. For more information on this transaction, see "Paceco Financial Services, Inc." under Part II, Item 5 of PalWeb's Form 10- QSB for the period ended November 30, 2001, which was filed on January 14, 2002.

MATERIAL RISKS
--------------

           PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2001, which was filed on September 13, 2001.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

           In connection with the Purchase Agreement, PalWeb issued 750,000 shares of 2001 Preferred Stock and Warrants to purchase 225,000,000 shares of Common Stock as further described under "Preferred Stock Financing" in Item 2 of this Form 10-QSB. On December 11, 2001, PalWeb issued the Revolving Note in consideration for the line of credit as further described under "Line of Credit" in Item 2 of this Form 10-QSB. As a practical matter, the negative covenants described under "Line of Credit," which essentially limit PPP from transferring funds to PalWeb, could impair PalWeb's ability to pay dividends to its shareholders. In January, 2002, PalWeb issued 100,000 shares of Common Stock as partial consideration for consulting services, valued at $10,000, performed by a third party in connection with the development of the fire retardancy formula used by PalWeb. PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the securities described in this paragraph. All parties involved in these issuances of securities are sophisticated persons or entities, and there were no underwriting or other commissions paid to any party upon the issuance of such securities.

           In addition, through the quarter ended February 28, 2002, PalWeb issued 1,375,000 shares of its Common Stock in a no-sale transaction upon the conversion of 1,375,000 shares of Convertible Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.  Exhibits

               10.1 Amendment No. 1 to Securities Purchase Agreement and Shareholders and Voting Agreement by and among PalWeb Corporation and certain purchasers dated January 21, 2002

               11.1 Computation of Loss per Share is in Note 5 in the Notes to the financial statements

           B.  Reports on Form 8-K

           No reports on Form 8-K were filed by PalWeb Corporation during the three months ended February 28, 2002.

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                           PALWEB CORPORATION

                                              (Registrant)
Date:  04/12/02                            /s/ Paul A. Kruger
      ----------                           ------------------------------------
                                           Paul A. Kruger
                                           Chairman of the Board and President