Form 10KSB
period 2002-05-31
PALWEB CORP
filed 2002-09-13
CIK 1088413

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the Fiscal Year Ended   MAY 31, 2002
                                   --------------

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________ to________________


  Commission file number  000-26331
                        -------------


                               PALWEB CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           OKLAHOMA                                            75-1984048
---------------------------------                          -------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


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

              NONE                                                 NONE
        ------------------                                  ------------------

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                 -----------------------------------------------
                                (Title of class)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [X] Yes    [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for the year ended May 31, 2002, was $92,958.

As of August 15, 2002, the aggregate market value of the voting common stock held by non- affiliates of the registrant, computed by using the average of the high and low price on such date, was $5,113,971.

As of August 15, 2002, the issuer had outstanding a total of 4,691,625 shares of its $0.0001 par value common stock.




                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]

                               PALWEB CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS




ITEM NUMBER AND CAPTION                                              PAGE NUMBER


PART I

Item 1.    Description of Business ....................................    4

Item 2.    Description of Property ....................................   14

Item 3.    Legal Proceedings ..........................................   15

Item 4.    Submission of Matters to a Vote of Security Holders. .......   16



PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ...   17

Item 6.    Management's Discussion and Analysis or Plan of Operation ..   19

Item 7.    Financial Statements .......................................   32

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure ........................   32



PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........   32

Item 10.   Executive Compensation .....................................   36

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management .............................................   38

Item 12.   Certain Relationships and Related Transactions .............   42

Item 13.   Exhibits and Reports on Form 8-K ...........................   45

Item 14.   Controls and Procedures ....................................   51

           Signatures .................................................   52

           Certifications .............................................   53

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

ORGANIZATION
------------

           PalWeb Corporation ("PalWeb") is an Oklahoma corporation. Until May 2, 2002, PalWeb had existed as a Delaware corporation that was first incorporated on February 24, 1969, under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, and became PalWeb Corporation in April 1999.

           On May 2, 2002, PalWeb completed a redomiciliation merger having the effect of changing its state of incorporation from Delaware to Oklahoma. The redomiciliation merger did not result in any change in the number of shares owned or percentage of ownership of any shareholder of the company, nor did it result in any change in the business, management, location of the principal executive offices, assets, liabilities or shareholders' equity of the company. Upon completion of the merger, the holders of PalWeb's previously outstanding shares of common stock, par value $0.10 per share, and Convertible Preferred Stock had their shares automatically converted into an equal number of shares of common stock, par value $0.0001 per share, of PalWeb as an Oklahoma corporation. Each outstanding share of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") was automatically converted into one share of 2001 Preferred Stock of PalWeb as an Oklahoma entity under the same terms and conditions. PalWeb's common stock continues to be traded on the National Association of Securities Dealers Automatic Quotation over-the-counter bulletin board system as further discussed below under Item 5, "Market for common Equity and Related Stockholder Matters."

           As authorized by PalWeb's certificate of incorporation, PalWeb's Board of Directors determined that a reverse split of PalWeb's common stock would be beneficial to the company by enhancing the efficiency of the market for the stock. Accordingly, the Board approved a reverse split of 1 share for each 50 shares of common stock outstanding. The reverse split was made effective June 25, 2002. Appropriate adjustments were also made to the terms of the outstanding 2001 Preferred Stock, warrants and stock options of the company to reflect the reverse stock split in accordance with the terms of such instruments.

           Unless otherwise noted, all references in this Form 10-KSB to the shares of the company's common stock, including historical references to the common stock of the company issued in connection with transactions occurring prior to the effective date of the reverse stock split, shall be made to the number and price of such shares as adjusted for the reverse split discussed above.

HISTORY OF BUSINESS
-------------------

           From April 1993 to December 1997, PalWeb was engaged in various businesses, including the business of exploration, production and development of oil and gas properties in the continental United States and the operation of related service businesses. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation ("PPP"), in exchange for a majority of the issued and outstanding stock of PalWeb. Pursuant to the terms of the reverse acquisition contract, all of the assets, contract rights, and liabilities of PalWeb that related in any way to the oil and gas business were transferred to The Union Group, Inc., a Nevada corporation (the "Union Group"). In November 1998, PalWeb distributed all of the issued and outstanding stock of the Union Group to its stockholders (other than the former shareholders of PPP).

           Since the acquisition of PPP, PalWeb's primary business is (i) manufacturing and selling plastic pallets, and (ii) custom designing, manufacturing and selling large plastic injection molding machines and systems. PalWeb is currently a development stage company. As of May 31, 2002, PalWeb had not sold any plastic injection molding machines, and sales of plastic pallets had been limited.

           In October 1998, PalWeb entered into an agreement for sale of a plastic injection molding machine with Pace Plastic Pallets, Inc. ("Pace") that was intended to provide for the sale of specified machinery to Pace to permit Pace to manufacture pallets for sale to PalWeb for further distribution by PalWeb under patent licenses granted by PalWeb to Pace. In exchange for Pace's agreement to purchase the machinery and make an earnest money deposit of $300,000, 200,000 shares of PalWeb were transferred by the former Chairman of the Board and President of PalWeb, Michael John, to Pace. At the time of this transaction, Pace was principally owned by Paul Kruger; however, neither Paul Kruger nor any of his related entities, including Pace, were affiliated with or related to PalWeb or any of its subsidiaries. The terms of this transaction were entered into on an arm's length negotiated basis.

           PalWeb encountered difficulties in connection with the manufacturing of the machinery required by this agreement due to the absence of available funding and other reasons. As a result, in January 1999, PalWeb entered into a consulting agreement with Paceco Financial Services, Inc. ("PFS"), an entity owned by Mr. Kruger, in which PFS provided $189,000 in cash and comprehensive management assistance to PalWeb in exchange for the issuance of 820,000 shares of PalWeb common stock. PalWeb recorded an expense of $4.1 million in connection with this transaction, which was equal to the estimated fair value of the shares issued at that time. At the time of this transaction, Mr. Kruger was not affiliated with PalWeb. This was an arm's length negotiated transaction entered into between PFS and the former management of PalWeb. This transaction was negotiated at a time when PalWeb was in serious financial difficulty. The services performed included strategic planning, marketing, general consulting and management services, including recovery of shares issued to other parties in transactions potentially detrimental to PalWeb. The number of shares issued in this transaction is roughly equal to the number of shares owned by Wolfgang Ullrich and Rosarin Chaisayan, which were recovered by PalWeb under Mr. Kruger's supervision.

           On July 9, 1999, Paul Kruger became Chairman of PalWeb. Subsequent to that date, Mr. Kruger has been actively involved in the day to day management of PalWeb in order to further its business plan. Also subsequent to that date through May 31, 2002, Mr. Kruger or his affiliated entities have provided over $4 million in funding through common stock purchases, cash advances, consulting services and the contribution of equity in PalWeb's building and land. All cash advances and other contributions of equity in PalWeb's building and land have been converted into 2001 Preferred Stock as discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

           Beginning in mid 2001, Paul Kruger's brother, Warren Kruger, and certain of his affiliated entities began providing financial assistance to the company. These entities have provided over $5 million in funding primarily through loans which were converted into 2001 Preferred Stock as discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

           Subsequent to becoming more active in management, Paul Kruger discovered various transactions and agreements that had been entered into with various parties by prior management that were detrimental to PalWeb. As a result of these discoveries, PalWeb initiated litigation against these parties and recovered approximately 1,100,000 shares of PalWeb's common stock.

CURRENT BUSINESS
----------------

           PalWeb's subsidiary PPP is the entity through which PalWeb conducts its business of selling plastic pallets and plastic injection molding machines. As of May 31, 2002, PalWeb had not sold any plastic injection molding machines, and the sales of plastic pallets had been limited.

           PalWeb holds two patents that PalWeb considers material to its business: a patent for the original design of a materials handling plastic pallet, and a patent on a plastic injection molding machine used to produce such pallets. The latter patent covers machines which are more compact than traditional style plastic injection molding machines. Additionally, because externally applied clamping forces are not required during the injection process, these machines benefit from lower power demands and operating costs.

           PalWeb also recently filed for patent protection for its new PIPER 600 Multi-Station Injection Molding Equipment ("PIPER 600"). Unlike conventional injection molding designs, the patent-pending PIPER 600 equipment does not require the use of energy intensive accumulators and injectors. Under normal operating conditions, the PIPER 600 uses approximately one-third of the electricity and about 10% of the oil (circulated) used by traditional style machines. The PIPER 600 is approximately 20% to 30% of the length of a traditional style injection molding machine and can be profitably sold to the end user at a cost that is substantially less than the cost of a traditional style machine. However, it must be noted, that there is no assurance that PalWeb will be able to sell any of the newly-designed PIPER 600 plastic injection molding machines.

           In addition, PalWeb uses a patent-pending CJ2TM fire retardant formula licensed from Westgate Capital Company, L.L.C., in connection with the production of PalWeb's plastic pallets. As discussed below, pallets produced with CJ2TM fire retardant have received UL 2335 classification with respect to fire retardancy. Westgate Capital Company, L.L.C., is owned by Warren Kruger and William Pritchard, two of PalWeb's directors. Mr. Pritchard's father, Dr. James Pritchard, a respected technical advisor in the area of custom polymer formulations, was involved in the development of the CJ2TM technology.

           PalWeb's current product line includes seven items all of which are a 48" X 40" pallet as follows: Hawker FR, Tank, Tank 3-Runner, Granada, Granada 3-Runner, Stackable and Nestable. The Hawker FR utilizes a patented inter-locking design featuring CJ2TM fire retardant polymers that are UL 2335 certified, and has a free span racking capacity of 2,500 lbs., dynamic load of 5,000 lbs., static load of 25,000 lbs. and weighs approximately 53 lbs. The Tank also utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., rackable load of 3,000 lbs., and weighs approximately 50 lbs. The Tank 3-Runner utilizes a design that allows for easier handling by electric pallet trucks, has a dynamic load of 5,000 lbs., and weighs approximately 45 lbs. The Granada Picture Frame and Granada 3-Runner pallets are totally produced from recycled plastic material. The Granada Picture Frame has a rackable capacity of 2,500 lbs., a dynamic load of 5,000 lbs. and weighs 47.5 lbs. The Granada 3-Runner has a dynamic capacity of 5,000 lbs. and weighs 41 lbs. The Stackable consists of tops of the Tank pallet, has a dynamic load of 5,000 lbs. and weighs approximately 32 lbs. The Nestable is the same as the Stackable except that the legs nestle inside one another for convenient and more efficient storage.

           PalWeb has recently tested its pallets with respect to strength, durability and fire retardancy. In January 2002, PalWeb submitted its Hawker FR plastic pallet manufactured from its PIPER 600 production equipment with CJ2TM fire retardant formula to Underwriters Laboratory for UL certification with respect to fire retardancy. The Hawker FR pallet successfully completed the UL tests and has received its UL 2335 classification with respect to fire retardancy. This UL certification is expected to enhance the marketability of this pallet. In August, 2001, PalWeb received test results on its Hawker plastic pallet from the Virginia Polytech Institute & State University's ("Virginia Tech") FasTrack Evaluation, which in the opinion of PalWeb further demonstrates the strength and durability of this pallet. The Virginia Tech FasTrack Evaluation is a private test that was conducted at PalWeb's request. Although the Virginia Tech FasTrack Evaluation is not an industry standard, PalWeb believes that the results of the FasTrack Evaluation will be useful in marketing PalWeb's Tank plastic pallet.

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

           PalWeb conducted preliminary tests at the facilities of SGS US Testing Company, Inc., on the fire retardancy of the plastic formula used in its pallets and experienced favorable results. In January 2002, PalWeb's 48 inch by 40 inch plastic pallet produced on the company's new line of production equipment successfully passed the Underwriters Laboratory (UL) Standard 2335 Classification Flammability test for commodity storage and idle pallet storage. Through the process of preparing its pallet for the UL Standard 2335 test, PalWeb developed new innovations to the company's patented designs for both its plastic pallet and its injection molding system.

           On August 5, 2002, PalWeb signed a Non Exclusive Distribution Agreement with Bosh Material Handling, Inc. ("Bosh"), of Grand Rapids, Michigan. The agreement will allow Bosh, a company with 20 years' experience in the material handling industry, to be a distributor of PalWeb's plastic rackable and nestable pallets. Through Bosh, PalWeb will provide a major international pharmaceutical company with up to 100,000 of PalWeb's patented interlocking rackable pallets through December 31, 2002. This contract allowed PalWeb to increase its production schedule to 24 hours per day, three days per week. Such schedule will enable PalWeb to produce approximately 4,000 pallets per week.

           PalWeb's Hawker FR line has also been approved by Wal-Mart as a pallet that can be used by its vendors, but as of August 15, 2002, no sales or leases of Hawker FR pallets had been made to Wal-Mart vendors. PalWeb's marketing efforts have resulted in sales of numerous pallets in the form of separate sales of quantities of 1000 or less. PalWeb's marketing efforts have also generated several leads with customers who are considering sizable orders of pallets, but as of August 15, 2002, the contract with Bosh was the only large quantity order for pallets received by PalWeb. There is no assurance that PalWeb will secure any additional sizable orders of pallets or, if it does, that PalWeb will be able to manufacture the pallets necessary to fill such orders.

           PalWeb continues to explore methods to raise funds through various means including, but not limited to, the private placement of equity securities, private loans, commercial loans or technology licensing arrangements. In January 2002, PalWeb closed a private placement in which PalWeb issued 750,000 shares of 2001 Preferred Stock and warrants to purchase up to 4,500,000 shares of PalWeb's common stock in exchange for total consideration of $7,500,000. Details of such private placement are further discussed under the section "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. In addition, on December 11, 2001, PalWeb, through its subsidiary PPP, entered into a loan agreement with The F & M Bank & Trust Company ("F & M") dated December 11, 2001, whereby PPP issued a revolving note due December 31, 2002, in exchange for a $3,000,000 line of credit at prime plus 0.25%, which note and line of credit are further discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. Further, as discussed below under the heading "Acquisition and Disposition of Paceco Financial" in this Item 1, in connection with the sale of PP Financial, Inc., to Paul Kruger, the company obtained a loan from Mr. Kruger in the amount of $1,000,000 at an interest rate of 6% per annum with a one-year balloon maturity of principal and interest under the loan, which loan is further discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

           Any further loans to PalWeb will likely be required to be secured and guaranteed by Paul Kruger or Warren Kruger. PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing. Neither Paul Kruger or Warren Kruger are obligated to provide additional financing to PalWeb or to secure such financing on PalWeb's behalf, and there is no assurance that they will do so.

           During the past two years, PalWeb has completed the construction of its patent-pending PIPER 600 at a total cost of $5,500,000, which funds were generated from the private placement of the 2001 Preferred Stock referenced above. The remaining $2,000,000 generated from such financing have been used by PalWeb as working capital, to satisfy debts of the company and to acquire PalWeb's building and land. PalWeb's PIPER 600, which has a production capacity of approximately 40,000 pallets per month, is now in operation.

           Following the successful testing of PalWeb's pallets as discussed above, PalWeb has received indications of interest from a number of potential purchasers of pallets. The contract with Bosh demonstrates the potential of PalWeb's pallets as large volume sellers. However, there is no assurance that PalWeb will be successful in marketing the pallets in sufficient amounts to achieve profitability.

           The principal raw materials used in manufacturing PalWeb's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers, and the supply is readily available.

PALLET INDUSTRY

           According to the U. S. Forest Service, as printed in the National Wooden Pallet and Container Association publication, approximately 400 million new pallets are purchased in the United States each year, and some research sources estimate that even more than 400 million new pallets are purchased each year. Projected sales of 40,000 pallets per month, or 480,000 pallets per year, is less than 1/10th of 1% of the new pallet market, and it appears that the market is moving toward the use and purchase of plastic pallets.

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

           According to a survey by the National Wooden Pallet and Container Association and Cahners, approximately 4% of the total pallet purchases in 1999 were plastic pallets while approximately 91% were wood pallets. However, the trend that appears to be emerging is a switch from wood to plastic, with the only limiting factor being price. As stated in the April 2001 issue of Pallet Enterprise magazine, one estimate projected that plastic pallet usage would reach about 20 million units in 2001, up from only 3 to 4 million in 1995. Therefore, PalWeb will target both wood and plastic pallet users during its market introduction phase.

           PalWeb intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design, plastic injection molding system design and the materials used to make the plastic pallets.

EMPLOYEES

           As of May 31, 2002, PalWeb leased 12 full-time employees from Accord Human Resources, Inc., an independent employee leasing company. PalWeb decided to lease its employees because, considering the small number of employees currently required by PalWeb's level of operations, it is more cost effective than hiring its own employees. Subsequent to May 31, 2002, PalWeb increased its employees by 20, of which 18 are temporary production personnel. Should PalWeb successfully increase its production levels to 40,000 pallets per month, it will need to employ a total of 20 to 30 production employees and 5 to 7 supervisory/staff employees.

MARKETING

           PalWeb plans to distribute its pallets and its plastic injection molding systems through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees. PalWeb will continue this sales and marketing plan until sales volumes make it cost effective to develop an internal sales staff. PalWeb believes that PalWeb's patents on its plastic pallet designs and its plastic injection molding machines, along with appropriate pricing of its products, should give PalWeb a sales advantage with respect to its competition. PalWeb hopes to gain product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

           PalWeb plans to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from PalWeb's products. PalWeb attributes the recent increase in interest in its products and the Bosh contract discussed above to PalWeb's recent attendance at one such trade show. PalWeb presently has plans to attend additional trade shows in the future.

PATENTS AND TRADEMARKS

           PalWeb seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate. Among those patents currently held by PPP, the following patents are particularly material to its business:

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

           The first patent is for a new concept in the construction of materials handling plastic pallets. These pallets are lighter, stronger and more durable than traditional wood pallets and have a unique two-part interlocking system. The second patent is for a new concept in the construction of more compact plastic injection molding machines.

           PalWeb also recently filed for patent protection for its PIPER 600 Multi-Station Injection Molding Equipment. In addition, PalWeb uses a patent-pending CJ2TM fire retardant formula licensed from Westgate Capital Company, L.L.C., in connection with the production of PalWeb's plastic pallets. Pallets produced with CJ2TM fire retardant have received UL 2335 classification with respect to fire retardancy.

           In addition to guarding its technical innovation, PalWeb also seeks to protect its market reputation through the pursuit of federal trademark and service mark registrations. Applications for federal registration are currently pending for the HAWKER, GRANADA and TANK trademarks used in PalWeb's pallet product line. An application for federal registration is also pending for the "PALWEB" service mark used for PalWeb's product sale and leasing operations.

SUBSIDIARIES

           PalWeb has one wholly-owned subsidiary -- Plastic Pallet Production, Inc., a Texas corporation.

ACQUISITION AND DISPOSITION OF PACECO FINANCIAL

           On April 3, 2000, PalWeb acquired PFS by means of a merger of PFS's parent company, Pace Holding, Inc., into a wholly owned subsidiary of PalWeb, PP Financial, Inc. In the acquisition, PalWeb issued 1,000,000 shares of its common stock in exchange for all the outstanding stock of Pace Holding, Inc., and PFS became an indirect wholly owned subsidiary of PalWeb. All of the outstanding stock of Pace Holding, Inc., was owned by Paul Kruger, the Chairman and Chief Executive Officer of PalWeb. PFS, in addition to its other assets, owned 870,000 shares of PalWeb common stock, which by virtue of the acquisition, were treated as treasury stock on PalWeb's records and, accordingly, the acquisition resulted in the issuance of an additional 130,000 shares of PalWeb common stock.

           The 1,000,000 shares of PalWeb's common stock that PalWeb exchanged for all of the outstanding stock of Pace Holding, Inc., was authorized and approved by Mark R. Kidd and Lyle W. Miller, who were at the time the directors of PalWeb other than Mr. Kruger. The 130,000 incremental shares of PalWeb's common stock that were issued in the acquisition of Pace Holding, Inc., represented the value attributable to PFS's business, other than the ownership of PalWeb common stock.

           PFS has been in business since 1952 and was engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Department of Securities ("ODS"). PalWeb acquired PFS with the intent of using PFS to finance large purchases of pallets. However, PFS encountered regulatory difficulties with the ODS. As a result of these difficulties, PFS has not engaged in any pallet financing activities.

           PFS entered into a negotiated arrangement with the ODS in late 2000 whereby a plan (the "Plan") was devised for redeeming depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") of PFS. In general, the Plan provided a method for redeeming the outstanding Deposits through the transfer of 870,000 shares of the PalWeb common stock owned by PFS ("PFS Shares") to an independent trustee and the sale of the PFS Shares by the trustee on or before December 31, 2004, either through open market or private sales or by exercise of an option to put the shares to Paul Kruger with the net sales proceeds being used to redeem the Deposits. Pursuant to that certain Put Agreement (the "Put Agreement") by and between Paul Kruger, Bill J. English, as Trustee (the "Trustee"), and PFS dated December 20, 2000, the percentage of PFS Shares to be purchased by Mr. Kruger is the difference between the amount payable to Deposit holders each year (20% of account balances outstanding on December 1, 2000; 25% of account balances outstanding on January 1, 2001; 33 1/3% of account balances outstanding on January 1, 2002; 50% of account balances outstanding on January 1, 2003; and 100% of account balances outstanding on January 1, 2004, or such other amount as shall cause the account balances to equal zero at December 31, 2004) and the amount distributed to Deposit holders each year from sources other than the put, as a percentage of the outstanding account balances.

           In accordance with the Put Agreement and the Plan, on December 20, 2001, PFS made a payment of $357,000 to the Trustee, and Paul A. Kruger purchased 177,000 shares of the PFS Shares from the Trustee for $1,000,000 in order to redeem 33 1/3% of account balances outstanding as of January 1, 2002. This was the first time that any PFS Shares had been put to Mr. Kruger. Accordingly, as of December 20, 2001 (and as of May 31, 2002), there were 693,000 PFS Shares held by the Trustee.

           Effective May 30, 2002, PalWeb sold 100% of the stock of PP Financial, Inc., to Paul Kruger in exchange for a $1,000,000 loan to PalWeb to be funded, at the direction of PalWeb's Board of Directors, by Mr. Kruger on or subsequent to May 31, 2002, with the condition that Mr. Kruger assume any and all claims and liabilities of PP Financial, Inc., and its wholly-owned subsidiary PFS. The $1,000,000 loan is considered by PalWeb to be additional consideration for the sale because of PalWeb's need for funding to continue operations, the loan's below market fixed interest rate of 6% per annum, the subordination of the loan to any and all bank and institutional indebtedness of PalWeb and the one-year balloon maturity of principal and interest under the loan. PalWeb also agreed to prepay the loan in the event that PalWeb obtains new bank financing providing sufficient financial capacity for PalWeb to do so. The loan is expected to provide working capital for current and projected pallet orders. The transaction also resulted in the removal of approximately $3,749,951 in PFS investment certificate liabilities reflected on PalWeb's consolidated balance sheet and increased PalWeb's shareholders' equity by approximately $3,796,250. The sale of the stock of PP Financial, Inc., to Paul Kruger was approved by the members of PalWeb's Board of Directors other than Paul Kruger. Paul Kruger did not participate in the discussion or approval process regarding such sale.

ITEM 2.    DESCRIPTION OF PROPERTY

           In connection with the preferred stock financing completed in January 2002 and described under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB, PalWeb acquired the land and building in which its manufacturing facilities are located. Consequently, PalWeb currently owns approximately five acres of land in an industrial area of Dallas, Texas, that is improved with 119,000 square feet of manufacturing and warehouse space, and approximately 6,500 square feet of office space.

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

ITEM 3.    LEGAL PROCEEDINGS

           As of May 31, 2002, there were two material legal proceedings in which PalWeb was involved.

           PalWeb Corporation, Inc. and Plastic Pallet Production, Inc., Plaintiffs v. Vimonta AG, Defendant, Case No. 3-00CV1388-P, filed in the United States District Court for the Northern District of Texas on June 26, 2000.

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

           On September 25, 2000, Vimonta filed a Motion to Dismiss for Lack of Personal Jurisdiction contending, INTER ALIA, that the agreements between Vimonta and PalWeb were negotiated and signed in Europe and that no representative of Vimonta came to the United States until April 2000, after the dispute between Vimonta and PalWeb arose. On May 17, 2001, the court overruled Vimonta's objection, determining that the U.S. District Court for the Northern District of Texas had jurisdiction over Vimonta.

           On July 20, 2001, counsel for Vimonta withdrew in this case. The court entered an order requiring Vimonta to obtain new counsel by August 24, 2001, or default judgement would be entered against Vimonta. Vimonta failed to obtain counsel by the required date. On May 20, 2002, the court entered an Order To Show Cause For Failure To Comply With Court Order directing Vimonta to show cause in writing on or before June 3, 2002, why default judgment should not be entered against it (the "Show Cause Order").

           Vimonta failed to respond to the court's Show Cause Order, and on June 11, 2002, this court entered an order granting default judgment against Vimonta and dismissing Vimonta's counterclaim (the "Default and Dismissal Order") and directed plaintiffs to submit a proposed final judgment. Both the Show Cause Order and the Default and Dismissal Order were served by the clerk of the court on Vimonta, but both were returned unclaimed. PalWeb has filed a motion with the court requesting that it be authorized to serve Vimonta with both of such orders and notice of the proposed form of default judgment in Germany pursuant to the provisions of the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents to make certain that proper service is obtained for entry of the default judgment. That matter is pending before the court.

           Representatives of Vimonta have previously threatened suit against PalWeb in Germany. However, neither the company nor counsel has received any notice that any such suit has been commenced.

           Roger Landress v. PalWeb Corporation f/k/a Cabec Energy Corporation, Cause No. 01- 08731, filed in the 192nd Judicial District, District Court of Dallas County, Texas, on October 8, 2001.

           Roger Landress has asserted that he is due certain payments and stock options from PalWeb, valued in excess of $1,000,000, in connection with an employment agreement that was allegedly entered into between Mr. Landress and PalWeb on September 1, 1996, at a time when PalWeb's name was Cabec Energy Corporation. PalWeb disputes the allegations contained in Mr. Landress's petition, has asserted affirmative defenses, such as that the lawsuit is barred by the applicable statute of limitations and that Mr. Landress' resign his position as part of a merger. PalWeb plans to vigorously defend the lawsuit. The company believes that Mr. Landress terminated his employment prior to November 1998, when the company's oil and gas activities were spun off to the Union Group. The Union Group indemnified the company for all liabilities associated with the prior oil and gas activities and may be responsible for indemnifying the company from these claims. Little discovery has been done, and the parties have been ordered to mediation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           References in this Item 4 to shares of PalWeb's common stock cast for or against or abstaining from voting in connection with matters presented to the shareholders shall be to the number of shares and votes actually cast at the meeting of shareholders without adjustment for the reverse stock split effective June 25, 2002.

           The following matters were submitted to a vote of PalWeb's shareholders during the fourth quarter of the company's fiscal year ending May 31, 2002. These items were all voted on at the annual meeting of the shareholders on April 22, 2002. PalWeb did not solicit proxies, but sent out an information statement. The shareholders attending the meeting represented 129,561,090 shares or 55% of the shares entitled to vote at the meeting.

           DIRECTORS ELECTED. The re-election of the following six existing directors: Paul A. Kruger, Lyle W. Miller, Warren F. Kruger, Bryan R. Kirchmer, Bradley C. Shoup, and William W. Pritchard. Each re-elected director received 100% of the votes in favor of their election from the shareholders attending the meeting.

           APPROVAL OF THE STOCK OPTION PLAN. The ratification of the stock option plan ("Stock Plan") approved by the company' s Board of Directors on May 11, 2001. The Stock Plan is intended as an incentive to managerial and other key employees of the company and its subsidiaries.

           The Stock Plan was approved by a majority of the outstanding shares with 128,845,090 votes for, 716,000 against, and 0 abstentions.

           REINCORPORATION. The approval of the merger of the company with PalWeb Oklahoma Corporation, an Oklahoma corporation, for the purpose of redomiciling the company to the State of Oklahoma (the "Reincorporation"), authorizing additional shares of common and preferred stock, and authorizing the Board of Directors to approve a reverse stock split.

           There were 128,841,090 votes for, 720,000 against, and 0 abstentions for the Reincorporation proposal, and the Reincorporation was accomplished on May 2, 2002.


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

           PalWeb's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB") under the symbol "PLWB".

           On October 6, 1999, PalWeb's common stock was de-listed from the OTCBB. From October 6, 1999, through February 1, 2001, PalWeb's common stock traded on the NASDAQ over-the-counter pink sheet system, with "PAEB" as its trading symbol. On February 2, 2001, PalWeb's common stock was re-listed on the OTCBB, with "PAEB" as its trading symbol until June 25, 2002, the effective date of the reverse split of PalWeb's common stock. Since that time, PalWeb's common stock has been traded on the OTCBB with "PLWB" as its trading symbol.

           The following table sets forth the range of high and low prices at which PalWeb's common stock traded during the time periods indicated, as reported by NASDAQ:

           QUARTER ENDING                  HIGH                      LOW
           --------------                  ----                     -----
            Aug. 31, 2000                 $4.13                     $0.55
            Nov. 30, 2000                  1.15                      0.35
            Feb. 29, 2001                  3.75                      0.25
             May 31, 2001                  4.00                      2.00
            Aug. 31, 2001                  5.75                      2.55
            Nov. 30, 2001                  4.20                      1.75
            Feb. 29, 2002                  9.45                      3.00
             May 31, 2002                  7.25                      3.00

HOLDERS:

           As of May 31, 2002, PalWeb had approximately1288 common stockholders of record.

           As of May 31, 2002, there were approximately 6000 beneficial owners (including those holding in street names) of PalWeb's common stock.

DIVIDENDS:

           PalWeb paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES:

           Effective May 31, 2002, PalWeb sold all of the stock of PP Financial, Inc., to Paul Kruger, PalWeb's Chairman and CEO, in exchange for a $1,000,000 loan to PalWeb. For more information, refer to "History" under Item 1 and "Discontinued" under Item 6 of this Form 10-KSB.

           Holders of PalWeb's 2001 Preferred Stock are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends due on March 31, 2002, and on June 30, 2002, the holders of such 2001 Preferred Stock have agreed to accept common stock of PalWeb, and PalWeb's Board of Directors has approved the payment of such dividends in the form of 272,775 shares of the authorized but unissued shares of the company's common stock.

           PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the note and the stock dividend set forth above.

All parties listed above are sophisticated persons or entities. There was no underwriting, and no commissions were paid to any party upon the issuance of such note or stock.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

           This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of PalWeb. Such statements relate to, among other things: future operations of PalWeb, the development of distribution channels and product sales, the introduction of new products into the market and potential future financings. Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes," or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief, or current expectations of PalWeb and its Board of Directors and management with respect to PalWeb and its business. The forward-looking statements are subject to various risks and uncertainties described in this Form 10-KSB. For these reasons, PalWeb's actual results may vary materially from the forward-looking statements.

RISK FACTORS
------------

PALWEB IS A DEVELOPMENT STAGE COMPANY AND MAY NOT ACHIEVE PROFITABILITY.

           PalWeb was incorporated on February 24, 1969. From April 1993 to December 1997, PalWeb was primarily engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of related service business. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets and plastic injection molding machines. Although PalWeb has completed the construction of a fully operational plastic injection molding machine and commenced the sales of plastic pallets, PalWeb is still in the development stage. PalWeb has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

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

PALWEB'S BUSINESS COULD BE AFFECTED BY CHANGES IN AVAILABILITY OF RAW MATERIALS.

           PalWeb uses a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available and some may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers. The availability of PalWeb's raw materials could change at any time for various reasons. For example, the market demand for PalWeb's raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of PalWeb's raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on PalWeb. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with competitors of PalWeb and others that may preclude PalWeb from obtaining its raw materials from such suppliers.

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

PALWEB'S STOCK TRADES IN A LIMITED PUBLIC MARKET, IS SUBJECT TO PRICE VOLATILITY, AND THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE SUSTAINED.

           There has been a limited public trading market for PalWeb's common stock, and there can be no assurance that an active trading market will be sustained. There can be no assurance that the common stock will trade at or above any particular price in the public market, if at all. The trading price of the common stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the common stock should be expected to experience substantial price changes in short periods of time. Even if PalWeb is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in PalWeb's securities for the foreseeable future.

CERTAIN RESTRICTED SHARES OF PALWEB WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND CERTAIN SHARES OF FREE TRADING COMMON STOCK ARE HELD IN TRUST FOR THE BENEFIT OF THE SHAREHOLDERS OF ONE OF PALWEB'S WHOLLY OWNED SUBSIDIARIES AND ARE LIKELY TO BE SOLD IN THE FUTURE, BOTH OF WHICH COULD AFFECT THE PREVAILING MARKET PRICE OF PALWEB'S COMMON STOCK.

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

PALWEB DOES NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS IN THE FORESEEABLE
FUTURE.

           PalWeb has not declared or paid any dividends on its common stock. PalWeb currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends or its common stock in the foreseeable future.

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

THE RESULTS OF PENDING LITIGATION AGAINST PALWEB MAY HAVE AN ADVERSE EFFECT ON ITS FINANCIAL CONDITION OR BUSINESS PROSPECTS.

           PalWeb is a party to a pending legal proceeding that involves claims or potential claims against PalWeb and if resolved unfavorably to PalWeb could have an adverse effect on PalWeb's financial condition or other effects on PalWeb. There is no assurance this proceeding will be resolved favorably.

PALWEB'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM CONTROL OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

           Two of PalWeb's directors, Warren Kruger and William Pritchard, and entities with which they are affiliated beneficially own over 50% of PalWeb's common stock, thus enabling them to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the company's certificate of incorporation or bylaws and the approval of merger and other significant corporate transactions. Paul Kruger, PalWeb's Chairman and Chief Executive Officer, also beneficially owns a substantial percentage of PalWeb's common stock. While these shareholder groups have not agreed to act in concert with respect to all shareholder matters, they may well act together in connection with matters presented to the shareholders in the future. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way PalWeb is managed or the direction of its business. These factors may also delay or prevent a change in the management or voting control of PalWeb.

THE CONCENTRATED BENEFICIAL OWNERSHIP OF THE MAJORITY OF PALWEB'S COMMON STOCK BY A FEW OF PALWEB'S DIRECTORS OR ENTITIES WITH WHICH THEY ARE AFFILIATED GIVES RISE TO THE POSSIBILITY THAT RELATED PARTY TRANSACTIONS WITH PALWEB HAVE BEEN AND MAY IN THE FUTURE BE CONDUCTED ON TERMS THAT ARE NOT THE RESULT OF ARM'S LENGTH NEGOTIATION.

           PalWeb has in the past and may in the future enter into transactions with parties controlled or affiliated with either Warren Kruger and William Pritchard or Paul Kruger. Warren Kruger and William Pritchard, directors of the company, and entities with which they are affiliated beneficially own over 50% of PalWeb's common stock. Paul Kruger, PalWeb's Chairman and Chief Executive Officer, also beneficially owns a substantial percentage of PalWeb's common stock. These related party transactions which may include loans to the company, contracts for the sale or lease of company property or products, licenses of technology, contracts for the provision of services to the company, etc., may be effected on terms that are not negotiated on an arm's length basis. There is no assurance that the terms of these related party transactions are or will be the same as would be obtained in a transaction with an unrelated party negotiating at arm's length. Accordingly, the terms of such related party transactions may be less favorable to PalWeb than terms that might be obtained from an independent, unaffiliated party contracting with the company.

RESULTS OF OPERATIONS
---------------------

GENERAL

           The consolidated statements include PalWeb and its wholly-owned subsidiary, PPP. Effective May 31, 2002, PalWeb has disposed of its interest in PFS as discussed in "Discontinued Operations" below.

           PalWeb is in the development stage. It has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations.

           PalWeb's primary business is the manufacturing and selling of plastic pallets, which is referred to herein as continuing operations. During the year ended May 31, 2002, PalWeb also began to explore the possible marketing of its patent-pending PIPER 600 equipment which it may sell to third parties. PalWeb has divested itself of its subsidiary finance company, PFS which is engaged in consumer and small business lending. As described below, the finance activities are classified as discontinued operations.

           As of May 31, 2002, production of plastic pallets has been approximately 800 pallets per month, and the current production capacity is approximately 40,000 pallets per month. As of May 31, 2002, PalWeb had 12 full-time employees. During the fiscal year 2002, the construction and installation of PalWeb's new PIPER 600 production line to manufacture plastic pallets was completed at a cost of approximately $5,500,000. This new production line increased the capacity to about 40,000 plastic pallets per month. Production levels have generally been governed by sales, and, in August 2002, PalWeb was producing approximately 3,000 pallets per week and has increased its employees by 20 of which 18 are temporary production personnel. This production level will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's August 2002 production level.

           Inventory levels at May 31, 2002, included approximately 2073 stackable and 2607 rackable pallets and 159 Granada 3-Runner pallets.

           For all years presented, PalWeb's effective tax rate is 0%. PalWeb has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to PalWeb's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

YEAR ENDED MAY 31, 2002, COMPARED TO YEAR ENDED MAY 31, 2001

           CONTINUING OPERATIONS

           Sales for 2002 were $92,958 compared to $89,211 in 2001 and sales revenues remained insufficient to cover material and operating costs. The increase was small but as discussed in "General" above, sales levels begin to increase significantly in fiscal year 2003 as a result of the continuing sales effort, introduction of new product lines and the completion of the new production equipment. During the fiscal year ended May 31, 2002, PalWeb sold 3,303 pallets. Between May 31, 2002, and August 10, 2002, PalWeb sold approximately 5100 pallets.

           Salary and benefits expense were $307,085 in 2001 compared to $496,063 in 2002 for an increase of $188,978. This increase is primarily due to the addition of four employees including one in production, one to establish a source of recycled material, and office manager and an executive assistant. Subsequent to May 31, 2002, and through August 15, 2002, PalWeb employed 2 additional full time employees and 18 temporary employees in anticipation of increased sales of pallets. Additional personnel may be required if sales increase further.

           The general and administrative expenses increased $491,791 or about 54% from $907,940 in 2001 to $1,399,731 in 2002. The principal reasons for this increase were an increase of approximately $50,000 in property taxes, $85,000 in UL testing and $357,000 in general operational expenses, including in-house costs associated with strength and UL testing, utilities, insurance, rent, advertising, travel, etc. These latter items reflect the general increase in activity toward the anticipated higher level of sales and related production activity and the implementation of the new production equipment.

           Depreciation and amortization expense decreased $47,220 from $204,584 in 2001 to $157,364 in 2002. Depreciation expense decreased by approximately $33,000 due to assets becoming fully depreciated in 2001 and approximately $65,000 of depreciation on the company's building. The building was sold in 2000 with an option to purchase. The option to purchase precluded the transaction from being classified as a sale thereby resulting in the building continuing to be carried in accounting records and depreciated. Effective May 1, 2001, the option was cancelled allowing the sale to be recorded resulting in no building depreciation in fiscal year 2002 until January 4, 2002, when the building was acquired in exchange for preferred stock. In 2002, additional amortization expense of approximately $48,000 was recorded to fully amortize obsolete patents.

           Interest expense decreased $68,833 from $300,451 in 2001 to $231,618 in 2002. Total interest in 2002 was $403,995 of which $172,377 was capitalized as part of the new production equipment. The additional borrowings during 2002 were primarily for the completion of the new production line.

           The loss from continuing operations increased $2,074,752 from $184,066 in 2001 to $2,258,818 in 2002. This increase results from a non-recurring gain of $1,541,783 in 2001 resulting from settlement of certain contracts in addition to the net increases discussed above.

           DISCONTINUED OPERATIONS

           Effective May 31, 2002, PalWeb transferred its ownership in PFS to Mr. Paul Kruger, Chairman and Chief Executive Officer of PalWeb, in exchange for a loan agreement of $1,000,000. The operations of PFS for 2002 and 2001 are classified as discontinued operations in the accompanying financials. The loss on such discontinued operations for 2002 is $197,012 compared to $1,294,655 in 2001.

           COMBINED

           The consolidated net loss for 2002 of $2,455,830, or $0.57 per share, compared to a net loss of $1,478,721 or $0.37 per share for 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           GENERAL

           Currently, PalWeb's management projects that the sales of approximately 15,000 pallets per month are necessary to break even. Sales at this level would provide monthly revenues of approximately $450,000 and should provide sufficient cash flow to sustain its operations including about $225,000 in cash operating expenses for labor, recurring overhead and interest and $225,000 for material costs. Although significant sales orders have been executed, there is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

           Due to its development stage status, PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through May 31, 2002, has been provided by loans from entities controlled by Mr. Paul Kruger, PalWeb's Chairman and Chief Executive Officer, and from entities affiliated with Warren Kruger, Paul Kruger's brother and a director of PalWeb, and through the offering of 2001 Preferred Stock described below to the same persons. In addition, the bank line of credit discussed below under "Line of Credit" was obtained with the personal guarantees of Paul Kruger and Warren Kruger plus a lien on all equipment. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

           PREFERRED STOCK FINANCING

           On May 8, 2001, PalWeb announced that it had signed a letter of intent (the "Letter of Intent") for a private placement of 500,000 shares of convertible preferred stock and warrants to purchase 3,000,000 shares of common stock of PalWeb for a total of $5,500,000. The Letter of Intent was with Westgate Capital Company, L.L.C. ("WCC"), a private limited liability company of which Warren Kruger is a manager and member, and Hildalgo Trading Company, LC ("Hildalgo"), which is 100% owned by Paul Kruger.

           Subsequent to the execution of the Letter of Intent, Yorktown Management & Financial Services, L.L.C. ("Yorktown"), and Westgate Investments, L.P. ("Westgate"), entities with which

Warren Kruger is affiliated, provided loan financing. WCC is the general partner of Westgate. Subsequent to the signing of the Letter of Intent, WCC also required as an additional condition to its equity investment that PalWeb acquire the land and building in which its manufacturing facilities are located (the "Building") from Onward, LLC ("Onward"), an entity that is 100% owned by Paul Kruger, subject to existing debt in exchange for additional shares of convertible preferred stock and additional warrants on the same terms as described in the Letter of Intent.

           On January 4, 2002, PalWeb entered into a Securities Purchase Agreement, which was subsequently amended on January 21, 2002 (the "Purchase Agreement"), with Hildalgo, Onward and Westgate (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, PalWeb issued 750,000 shares of 2001 Preferred Stock and warrants to purchase up to 4,500,001 shares of common stock for $5.00 per share to the Purchasers in exchange for total consideration of $7,500,000. Hildalgo acquired 95,020 shares of 2001 Preferred Stock and warrants to purchase 570,120 shares of common stock in exchange for the conversion of $950,200 of existing indebtedness owed to Hildalgo. Onward acquired 81,282 shares of 2001 Preferred Stock and warrants to purchase 487,693 shares of common stock in exchange for the conversion of $276,082 of existing indebtedness owed to Onward and $536,745 of equity in the Building, based on an agreed value of $1,350,000, less indebtedness assumed by PalWeb of $813,255. Westgate acquired 573,698 shares of 2001 Preferred Stock and warrants to purchase 3,442,188 shares of common stock in exchange for $522,680 in cash and the conversion of $5,214,297 of existing indebtedness owed to entities with which Warren Kruger is affiliated. Subsequent to the original issuance of the 2001 Preferred Stock, the shares of 2001 Preferred Stock and warrants originally issued to Onward were transferred to Paul Kruger.

           The terms of the 2001 Preferred Stock and warrants are the same as those announced in May of 2001 when the Letter of Intent was signed; however, the total amount of 2001 Preferred Stock and warrants offered was increased to account for additional indebtedness that was incurred and the transfer of the Building from Onward to PalWeb. Each share of the 2001 Preferred Stock has a stated value of $10 per share and is convertible at any time into 7 shares of common stock of PalWeb or a total of 5,250,000 shares, which is an effective conversion price of $1.429 per share. Holders of the 2001 Preferred Stock are also entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. The warrants are exercisable at a price of $5.00 per share for a period of four years, subject to acceleration of the expiration date for three separate 25% tranches of the total warrants, if PalWeb's common stock trades at prices of $7.50, $10.00 and $12.50 per share, respectively.

           In connection with the Purchase Agreement, PalWeb and Westgate entered into a Shareholders and Voting Agreement dated January 4, 2002, as amended on January 21, 2002 (the "Shareholders Agreement"), whereby the parties agreed, among other things, that Westgate shall have the right to:

o designate for nomination by management for election to the Board of Directors at least two-thirds of the members of the Board for as long as Westgate holds at least 5% of the 2001 Preferred Stock or common stock of PalWeb;

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

           In connection with the 2001 Preferred Stock, PalWeb is required to pay dividends to the holders of the 2001 Preferred Stock on a quarterly basis in the cumulative amount of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the cash dividends due on March 31, 2002, and on June 30, 2002, in the total amount of $436,440, the holders of such 2001 Preferred Stock have agreed to accept common stock of PalWeb, and PalWeb's Board of Directors has approved the payment of such dividends with 272,775 shares of PalWeb's common stock valued at $1.60 per share.

           PalWeb does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of PalWeb improves through increased revenues, another financing, or otherwise. In addition, as a practical matter, the negative covenants described below under "Line of Credit," which essentially limit PPP from transferring funds to PalWeb, could impair PalWeb's ability to pay dividends to its shareholders.

           LINE OF CREDIT

           On December 11, 2001, PalWeb, through its subsidiary PPP, entered into a loan agreement with The F&M Bank and Trust Company ("F&M") dated December 11, 2001 (the "Loan Agreement"), whereby PPP issued a revolving note due December 31, 2002 (the "Revolving Note"), in exchange for a $3,000,000 line of credit at prime plus 0.25%. In connection with the Loan Agreement, PPP has agreed not to, among other things:

o create, assume or suffer to exist certain liens, charges or encumbrances on the properties encumbered to F&M ;

o          sell, assign, transfer, convey, or encumber its assets;

o create, assume or suffer to exist any indebtedness in excess of $100,000 in any single year without the prior consent of F&M ;

o          make certain loans, advances or extensions of credit;

o merge, consolidate, enter into certain business combinations, or acquire substantially all of the assets of any other corporation without the prior consent of F&M ;

o engage in any business activities substantially different from or unrelated to its present or proposed business activities; or

o          declare or pay certain cash or asset dividends.

           As additional inducements for F&M to establish the line of credit, Paul Kruger executed an unlimited guaranty and a pledge, assignment and security agreement pursuant to which he pledged certain shares of Precis, Inc. common stock owned by him, and Warren Kruger executed a limited guaranty in the amount of $1,000,000. Neither Paul nor Warren Kruger received any consideration from the company for these guaranties. The loan is secured by substantially all of the assets of PPP, excluding the company's building which has been mortgaged to the building lender as described below. Proceeds of this line have been used to pay certain accounts payable, to complete the production line installation, and to provide working capital. As of May 31, 2002, this loan was fully advanced. The company's goal is to develop its business to the point that this loan can be extended or refinanced at its current maturity of December 31, 2002, to be repaid from cash flow from future operations. If this goal is not achieved, repayment of the loan at December 31, 2002, will require additional external financing of some type.

           In connection with the issuance of the 2001 Preferred Stock, PalWeb acquired the Building on January 4, 2002, as described above under "Preferred Stock Financing," subject to existing debt assumed by the company as further described below under "Other." Although as of May 31, 2002 F&M has not waived its rights in connection with the negative covenants described above prior to PalWeb's assumption of the debt related to the Building, PalWeb anticipates that F&M will not object to such a waiver.

LOAN FROM PAUL KRUGER

           Immediately prior to May 31, 2002, PalWeb transferred all of the stock of PP Financial, Inc., to Paul Kruger in exchange for a $1,000,000 loan to PalWeb to be funded, at the direction of PalWeb's Board of Directors, by Mr. Kruger on or subsequent to May 31, 2002, with the condition that Mr. Kruger assume any and all claims and liabilities associated with PP Financial, Inc., and its subsidiary PFS, regardless of when such claims and liabilities arose or accrued. The loan from Mr. Kruger is considered additional consideration for the transfer because PalWeb is in need of funding to continue its operations, the loan was made at a below market fixed rate of interest of 6% per annum, the loan is unsecured and subordinated to any and all bank and institutional indebtedness of the company, and the loan was made with a one-year balloon maturity of principal and interest. PalWeb also agreed to prepay the loan in the event that it obtains new bank financing that provides the company with the capacity to do so. As of August 15, 2002, $950,000 had been advanced on this loan.

           OTHER

           Effective January 4, 2002 , PalWeb acquired its facility from Onward, an affiliate of Paul Kruger, for $1,350,000 through the issuance of 53,674 shares of preferred stock and the assumption of about $812,000 of mortgage debt. The note assumed by PalWeb in connection with this acquisition has an interest rate of prime plus 1%, requires a payment of $5,000 per month in principal plus accrued interest, and matures in January 2003. Texas Capital Bank ("TCB") has not consented to PalWeb's assumption of the mortgage debt. Therefore, Onward remains liable on the debt in the event that PalWeb does not pay the obligation. However, TCB has taken no action to accelerate the mortgage debt.

           PalWeb had accumulated a working capital deficit of $4,268,000 at May 31, 2002, which includes $2,992,700 due to F&M and $540,867 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that PalWeb will secure such financing.

           PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

ITEM 7.    FINANCIAL STATEMENTS

           The Financial Statements of PalWeb are set forth on pages F-1 through F-16 inclusive, found at the end of this report.

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

                                                              TERM AS DIRECTOR
     NAME                 POSITION                                 EXPIRES
     ----                 --------                                 -------
Paul A. Kruger          Director, President and                     2002
                        Chairman of the Board
Lyle W. Miller          Director and Executive Vice                 2002
                        President (Marketing and Sales)
Warren F. Kruger        Director                                    2002
Bryan R. Kirchmer       Director                                    2002
Bradley C. Shoup        Director                                    2002
William W. Pritchard    Director                                    2002

PAUL A. KRUGER
CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT

           Mr. Paul A. Kruger, age 48, earned a Bachelor of Business Administration degree in accounting from Cameron University, Lawton, Oklahoma, and earned a Juris Doctor degree from Oklahoma City University Law School. He has over twenty-five years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd. ("MCM Group"), which owned and operated United Bank Club Association, Inc. ("UBCA"), in Norman, Oklahoma, and served as its President and CEO until February 1996, when UBCA was sold to a subsidiary of Cendant Corp. (CD-NYSE) ("Cendant"). Mr. Kruger supervised and participated in every facet of UBCA's business, including strategic planning, sales, marketing, operations and service quality. Under Mr. Kruger's leadership, UBCA grew to more than 350 employees, and had operational and sales branches in Michigan, Florida, Arizona, Texas and Mexico. At the time UBCA was sold, it provided financial enhancement services to more than 2,000 client institutions serving more than 6,000,000 individual customers throughout the United States, Puerto Rico, the U.S. Virgin Islands and Mexico.

           In 1997, Mr. Kruger became the Chairman of the Board of Directors of PFS. In February 1999, Mr. Kruger became Chief Executive Officer and a director of Foresight, Inc. in Norman, Oklahoma. Foresight, Inc. is a marketing company that develops membership and loyalty programs for companies that are designed to solidify and enhance customer relationships. Foresight, Inc. services over 250,000 customers nationwide through relationships with companies in numerous industries including rent-to-own, banking, and financial services. Effective December 7, 2000, Foresight, Inc. was acquired by a subsidiary of Precis, Inc., a publicly-held company. Precis, Inc. designs membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as a part of point-of-sale transactions and through direct marketing. From December 2000 until July 2002, Mr. Kruger served as the Chairman of the Board of Directors and the Chief Executive Officer of Precis, Inc. His responsibilities and contributions to these companies included assisting in the development, implementation and execution of strategic planning. Mr. Kruger currently holds managing officer positions in privately-held Hildalgo and Onward.

           Mr. Kruger became a director and Chairman of the Board of Directors of PalWeb on July 8, 1999, and became President on January 22, 2000. He is the brother of Warren F. Kruger.

LYLE W. MILLER
DIRECTOR AND EXECUTIVE VICE PRESIDENT OF MARKETING AND SALES

           Mr. Lyle W. Miller, age 58, earned a Bachelor of Business Administration degree from Michigan State University and attended Central Michigan University's Master's program in Finance. For the past seven years, Mr. Miller has been the President and a Director of Lyle W. Miller Holding Company, Northern Leasing & Sales, Inc., and Northern Connections, Inc., which are based in Lansing, Michigan. Each of these companies are privately-held and are engaged in the real estate business. Additionally, Mr. Miller is a partner in MahMill Acres, a closely-held real estate development partnership, and owner of the Landings Restaurant in Charlevoix, Michigan. Mr. Miller is a director and Vice-Chairman of Capital Bancorp Limited, a publicly-held bank holding company. As of May 31, 2002, Mr. Miller was a director of Precis, Inc., a publicly-held corporation; however, Mr. Miller is no longer serving in that position.

           Mr. Miller became a director of PalWeb and Executive Vice President of Marketing and Sales on January 22, 2000.

WARREN F. KRUGER
DIRECTOR

           Mr. Warren F. Kruger, Manager/CEO of privately-held Yorktown Management & Financial Services, L.L.C., is 45 years old. Yorktown Management is involved in investment banking, real estate, manufacturing, and energy endeavors. Mr. Kruger earned a Bachelor of Business Administration Degree from the University of Oklahoma, and an Executive MBA from Southern Methodist University. Mr. Kruger has over twenty-five years experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, which owned and controlled UBCA until 1996 when the firm was sold to a subsidiary of Cendant. He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice (ICED-NASDAQ) acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately-held WCC, with investments in oil and gas, real estate, and investment banking. Additionally, he is a director of privately-held The F & M Bank and Trust Company in Tulsa, Oklahoma.

           Mr. Kruger became a director of PalWeb on January 4, 2002. He is the brother of Paul A. Kruger.

BRYAN R. KIRCHMER
DIRECTOR

           Mr. Bryan R. Kirchmer, age 31, earned a Bachelor of Science in Mechanical Engineering from the University of Tulsa and is a registered Professional Engineer in the State of Oklahoma. Mr. Kirchmer has business and project development experience in a variety of industries including investment casting, control valves, and plastics equipment. Mr. Kirchmer is a co-founder of an independent engineering consulting firm serving the plastics industry, Gravity Management and Engineering Group, Inc. ("GME Group"). As President of GME Group, Mr. Kirchmer has been responsible for developing and implementing marketing strategies for the entire range of project management, engineering and construction (EPC). In recent years, Mr. Kirchmer has spent a substantial amount of time working on the development of next-generation injection molding machines. Mr. Kirchmer and GME Group have been responsible for overseeing the construction of the company's new line of injection molding equipment.

           Mr. Kirchmer became a director of PalWeb on January 4, 2002.

BRADLEY C. SHOUP
DIRECTOR

           Mr. Bradley C. Shoup, age 44, earned a Bachelor of Science in Civil Engineering, with distinction, from the University of Kansas, and a Master of Science from the Sloan School of Management at the Massachusetts Institute of Technology. From 1988 through 1998, Mr. Shoup was a founding partner in several related investment management and corporate finance advisory entities, including Batchelder & Partners, Inc., DHB Partner LP, Girard Partners LP, and Relational Investors LLC. Relational Investors is an investment management firm with over one billion dollars under management. From 1999 to present, Mr. Shoup has been a private investor focused on private start-up ventures and small public companies in the development or high-growth stages. He has been an advisor or executive at certain companies in which he has invested, including CRT Holdings, Inc., Belzberg Technologies Corporation (BLZ-Toronto Stock Exchange), Ivanhoe Energy Corp. (IVAN-NASDAQ), and CyberCity Holdings Inc. Currently, Mr. Shoup is the Chief Financial Officer of CRT Holdings Inc., a private company engaged in the development of innovative technologies in the power generation industry.

           Mr. Shoup became a director of PalWeb on January 4, 2002.

WILLIAM W. PRITCHARD
DIRECTOR

           Mr. William W. Pritchard is 51 years old and has been an attorney with the law firm of Hall, Estill, Hardwick, Gable, Golden & Nelson in Tulsa, Oklahoma, since 1996. He earned his Bachelor Degree with honors at the University of Kansas and his Juris Doctorate at the University of Tulsa. Mr. Pritchard served as the Vice-President and General Counsel for Parker Drilling Company (PKD-NYSE) for 20 years preceding his tenure with Hall, Estill and has extensive experience in financial and commercial transactions in both domestic and international markets. He is a partner with Warren F. Kruger in WCC, with investments in oil & gas, real estate and investment banking. He was co-founder of The Seminole Group, a privately-held, crude marketing and gathering company. In addition, Mr. Pritchard was a co-founder and currently serves as a director of privately-held Transcontinental Drilling Services, the largest seismic shot hole company in the United States.

           Mr. Pritchard became a director of PalWeb on January 4, 2002. Mr. Pritchard also provides legal services to the company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

           Section 16(a) of the Securities Exchange Act of 1934 requires PalWeb's directors, officers and persons who beneficially own more than 10% of any class of the company's equity securities registered under Section 12 to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such registered securities of the company. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to the company copies of all Section 16(a) reports they file.

           Based solely on review of the copies of such reports furnished to PalWeb and any written representations that no other reports were required during fiscal 2002, to PalWeb's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2002 were complied with on a timely basis, except as follows:

                                                  NUMBER OF TRANSACTIONS
                              NUMBER OF              NOT REPORTED ON A
NAME                        LATE REPORTS               TIMELY BASIS
----------------            ------------               ------------
Warren F. Kruger                  1                          1
Bryan R. Kirchmer                 1                          1
William W. Pritchard              1                          1
Bradley C. Shoup                  1                          1
Westgate Capital                  1                          1
Company, L.L.C.

           Westgate Investments, L.P., owns 140,000 shares of PalWeb's common stock, 573,698 shares of 2001 Preferred Stock (convertible into 4,015,886 shares of common stock), warrants to purchase 3,442,188 shares of common stock and 208,653 shares it has the right to receive in lieu of cash dividends due on the 2001 Preferred Stock, thus giving that company beneficial ownership of 64.3% of PalWeb's common stock. As of August 15, 2002, Westgate Investments, L.P., had not filed with the SEC a report of its beneficial ownership as required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.   EXECUTIVE COMPENSATION

           During the last three completed fiscal years, other than Mr. Paul Kruger, no other named executive officers received a salary as a part of executive compensation. The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2000, 2001 and 2002:

                           SUMMARY COMPENSATION TABLE

                                                               LONG TERM
                                    ANNUAL COMPENSATION       COMPENSATION
                                    -------------------    ---------------------
     NAME AND        FISCAL YEAR                           SECURITIES UNDERLYING
PRINCIPAL POSITION  ENDING MAY 31   SALARY        BONUS      OPTIONS/SARS (#)
------------------  -------------   -------       -----    ---------------------
Paul A. Kruger,         2002        $12,000       - 0 -          150,000
Chairman of Board       2001        $12,000       - 0 -           50,000
and President           2000        $ 6,000(1)    - 0 -           - 0 -
------------------------
(1)  Mr. Kruger was first placed on the payroll of PalWeb on December 1, 1999.

           The following table sets forth information concerning the grant of stock options during the fiscal year ended May 31, 2002, to named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                 NUMBER OF      % OF TOTAL
                 SECURITIES    OPTIONS/SARS
                 UNDERLYING     GRANTED TO      EXERCISE OR
                OPTIONS/SARS   EMPLOYEES IN      BASE PRICE       EXPIRATION
      NAME        GRANTED      FISCAL YEAR         ($/SH)            DATE
--------------  -----------    -----------       ----------    -----------------
Paul A. Kruger    150,000          79%             $3.125      APRIL 11, 2012(1)

------------------------
(1) The options granted to Mr. Kruger shall become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant, which was April 11, 2002. Once vested, the options are exercisable at any time and from time to time until 10 years after the date of grant or April 11, 2012, while Mr. Kruger continues to serve as an employee or director of PalWeb. In the event Mr. Kruger's employment by PalWeb or service on its Board of Directors is terminated other than for cause, the vested portions of the options shall be exercisable within 3 months of such termination; provided that, if Mr. Kruger's employment is terminated but he continues to serve as a director, his options will not expire within 3 months but will, instead, continue until he ceases to be a director or April 11, 2012, whichever date is earlier. In the event of the death of Mr. Kruger, the options shall become exercisable in full by his heirs within 12 months of such death.

           The following table provides information with respect to named executive officers concerning the exercise of options during the fiscal year ended May 31, 2002, and unexercised options held as of May 31, 2002:

             AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                           NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                    SHARES                       UNEXERCISED OPTIONS                   MONEY OPTIONS
                   ACQUIRED       VALUE               AT FY-END#                         AT FY-END
     NAME        ON EXERCISE    REALIZED      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
--------------   -----------    --------      -------------------------          -------------------------
Paul A. Kruger       -0-           N/A              50,000/150,000                   $102,500/$138,750

COMPENSATION OF DIRECTORS
-------------------------

           In addition to the options granted to Paul Kruger and reported above, during the fiscal year ended May 31, 2002, the following directors received grants of stock options under the company's Stock Option Plan: Bryan R. Kirchmer -- 100,000 options, Warren F. Kruger -- 100,000 options, Lyle W. Miller -- 100,000 options, William W. Pritchard -- 100,000 options, and Bradley C. Shoup -- 100,000 options. Each of such option grants shall become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant, which was April 11, 2002. Once vested, the options are exercisable at any time and from time to time until 10 years after the date of grant or April 11, 2012, while such directors continue to serve as members of the Board of Directors of PalWeb. In the event that the service on the Board of Directors of any of such directors is terminated other than for cause, the options shall be exercisable within three months of such termination. In the event of the death of any of such directors, the options shall become exercisable in full by his heirs within twelve (12) months of such death. The foregoing options are exercisable at a price of $3.125 per share, which was the market value of the company's common stock on the date of the grant.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           As of August 15, 2002, PalWeb had 4,691,625 shares of Common Stock and 750,000 shares of 2001 Preferred Stock outstanding. Each share of the 2001 Preferred Stock is convertible into 350 shares of common stock. The 2001 Preferred Stock and the warrants were issued in connection with a transaction that involved a change in control of the company, as further described in "Preferred Stock Financing" under Item 6.

           The following table sets forth certain information regarding the shares of common stock beneficially owned as of August 15, 2002, by (i) each person known by the company to own beneficially five percent (5%) or more of the outstanding common stock, (ii) each director and officer, and (iii) all directors and officers as a group:

NAME AND ADDRESS OF                    AMOUNT AND NATURE OF          PERCENT
 BENEFICIAL OWNER                      BENEFICIAL OWNER(1)          OF CLASS(2)
 ----------------                      -------------------          -----------
Paul A. Kruger                            3,843,647(3)                 54.2%
Director, Chairman of the
Board and President
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC              1,294,421(4)                 21.7%
2500 South McGee
Norman, OK 73072

Westgate Investments, L.P.                7,806,727(5)                 63.2%
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Westgate Capital Company, LLC             7,806,727(6)                 63.2%
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Warren F. Kruger                          8,200,319(7)                 66.4%
Director
1613 East 15th Street
Tulsa, OK 74120

William W. Pritchard                      7,844,449(8)                 63.5%
Director
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Bill J. English, Trustee                    693,000(9)                 14.8%
114 E Main
Norman, OK 73072

Lyle W. Miller                              180,000(10)                 3.8%
Director and Executive Vice
President of Marketing and
Sales
2810 Hannah Blvd.
P.O. Box 4697
East Lansing, MI 48823

Bradley C. Shoup                                  0(11)                   0%
Director
4233 Normandy
Dallas, TX 75205

Bryan R. Kirchmer                             2,000(12)                 .04%
Director
601 S. Boulder Ave., Suite 105
Tulsa, OK  74119

All Current Directors &
Officers as a Group (6 persons)          12,536,521(13)                83.1%

(1) The number of shares beneficially owned by each person is calculated in accordance with the rules of the SEC, which provide that person shall be deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days through options, warrants, or the conversion of a security; provided, however, if such person acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each person includes common stock, the number of shares of common stock each person has the right to acquire upon the conversion of 2001 Preferred Stock, and the number of shares of common stock each person has the right to acquire upon the exercise of warrants or options.

(2) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such persons percentage ownership.

(3) The total includes: (i)1,261,600 shares of common stock beneficially owned directly or indirectly; (ii) 50,000 shares of common stock that Paul Kruger directly has the right to acquire in connection with the options; (iv) 665,140 shares that Hildalgo has the right to acquire upon conversion of 2001 Preferred Stock, 570,120 shares Hildalgo has the right to acquire upon exercise of warrants and 34,561 shares Hildalgo has the right to receive in lieu of cash dividends due on the 2001 Preferred Stock; (iv) 568,974 shares that Paul Kruger has the right to acquire upon conversion of 2001 Preferred Stock, 29,559 shares he has the right to receive in lieu of cash dividends due on the 2001 Preferred Stock and 487,693 shares that Paul Kruger has the right to acquire upon exercise of warrants, previously held of record by Onward; (v) 50,000 shares he holds on behalf of his minor children; and
     (vi) 126,000 shares of which he only holds the power to vote pursuant to a proxy granted by Michael John. However, Michael John publicly claimed that he only owns 4,800 shares of common stock.

(4) The total includes 24,600 shares of common stock beneficially owned directly by Hildalgo, 665,140 shares that Hildalgo has the right to acquire upon conversion of 2001 Preferred Stock, 570,120 shares Hildalgo has the right to acquire upon exercise of warrants and 34,561 shares Hildalgo has the right to receive in lieu of cash dividends due on the 2001 Preferred Stock. By virtue of his ownership of and control over Hildalgo, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(5) The total includes: (i) 140,000 shares of common stock beneficially owned directly by Westgate; (ii) 4,015,886 shares that Westgate has the right to acquire upon the conversion of 2001 Preferred Stock; (iii) 208,653 shares Westgate has the right to receive in lieu of cash dividends due on the 2001 Preferred Stock; and (iv) 3,442,188 shares Westgate has the right to acquire upon the exercise of warrants. The sole business of Westgate is the ownership of the PalWeb securities listed above. WCC is the general partner of Westgate, and Warren Kruger and William Pritchard are the sole members of WCC. By virtue of their ability to control Westgate, WCC, Warren Kruger and William Pritchard are also deemed to beneficially own the shares beneficially owned by Westgate. Although WCC is the general partner of Westgate, WCC also engages in other business activities, including but not limited to the development and licensing of WCC's CJ2(TM) fire retardant process technology (as discussed under "Technology License Agreement" in Item 12 of this Form 10-KSB), which activities are conducted wholly separate from the business of Westgate. Westgate has no right to participate in the conduct of such other business activities of WCC and does not share in any profit or loss derived from such activities.

(6) The total includes the shares owned by Westgate as further described in footnote (5).

(7) The total includes: (i) 274,592 shares of common stock beneficially owned directly by Warren Kruger; (ii) 19,000 shares held of record by Yorktown;
     (iii) the shares owned by Westgate as further described in footnote (5); and (iv) 100,000 shares of common stock that Mr. Kruger holds on behalf of his minor children, of which he only holds the power to vote. WCC is the general partner of Westgate, and Warren Kruger is one of the two members of WCC. By virtue of his ability to control Westgate, Warren Kruger is also deemed to beneficially own the shares beneficially owned by Westgate.

(8) The total includes 560 shares of common stock beneficially owned directly by William Pritchard, the shares owned by Westgate as further described in footnote (5), and 37,162 shares owned by his family. WCC is the general partner of Westgate, and William Pritchard is one of the two members of WCC. By virtue of his ability to control Westgate, William Pritchard is also deemed to beneficially own the shares beneficially owned by Westgate.

(9) These shares are held by Bill J. English, as trustee, for the benefit of the deposit holders of Paceco Financial Services, Inc. Paceco Financial Services, Inc. is no longer a subsidiary of PalWeb. See "Acquisition and Disposition of Paceco Financial" in Item 1 of this Form 10-KSB.

(10) The total includes 130,000 shares held of record by Lyle Miller and 50,000 shares that Lyle Miller has the right to acquire upon the exercise of options.

(11) Although Bradley Shoup is a limited partner in Westgate, applicable rules regarding the foregoing beneficial ownership table do not require that Mr. Shoup be deemed a beneficial owner of the shares beneficially owned by Westgate. Therefore, no shares beneficially owned by Westgate have been included in the shares beneficially owned by Mr. Shoup for purposes of such table.

(12) The total includes 2,000 shares of common stock beneficially owned directly by Bryan Kirchmer. Although Bryan Kirchmer is a limited partner in Westgate, applicable rules regarding the foregoing beneficial ownership table do not require that Mr. Kirchmer be deemed a beneficial owner of the shares beneficially owned by Westgate. Therefore, no shares beneficially owned by Westgate have been included in the shares beneficially owned by Mr. Kirchmer for purposes of such table.

(13) The total includes: (i) 2,140,974 outstanding shares; (ii) 5,250,000 shares issuable upon conversion of 2001 Preferred Stock; (iii) 4,500,001 shares issuable upon exercise of warrants; (iv) 100,000 shares issuable upon exercise of options; and 272,773 shares issuable as dividends on the 2001 Preferred Stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCES OF SECURITIES

           For information on the issuance of 2001 Preferred Stock and warrants on January 4, 2002, to affiliates of Paul Kruger, Warren Kruger and William Pritchard, see "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB.

SALE OF REAL ESTATE

           In December 2000, PFS sold its real estate holdings to Onward, a company 100% owned by Paul Kruger, at appraised value, and the proceeds were distributed to Deposit holders of PFS in accordance with the Plan. The Plan is discussed above under the heading "Acquisition and Disposition of Paceco Financial" in Item 1 of this Form 10-KSB. The sales price was approximately $1,352,000 in cash, which resulted in a gain of approximately $33,000.

SALE OF PP FINANCIAL, INC., TO PAUL KRUGER

           For information regarding the sale of PalWeb's former wholly-owned subsidiary, PP Financial, Inc., and the resulting transfer of PalWeb's former indirect subsidiary, PFS, to Paul Kruger effective May 30, 2002, see "Acquisition and Disposition of Paceco Financial" under Item 1 of this Form 10-KSB.

OFFICE SHARING ARRANGEMENT

           In April 2001, PalWeb entered into an agreement with Foresight, Inc., a company of which Messrs. Paul Kruger and Lyle W. Miller were on the Board of Directors and that was a wholly-owned subsidiary of a publicly-held company of which Paul Kruger beneficially owned in excess of 10%, whereby Foresight, Inc., agreed to make a portion of its leased premises in Norman, Oklahoma, available to one full-time employee of PalWeb, provide the services of a part-time employee of Foresight, Inc., and pay PalWeb's expenses in connection with normal office usage for telephone, fax, copying, postage and other expenses in exchange for the sum of $3,000 per month. The agreement was effective as of January 1, 2001, and may be terminated by either party at any time upon 30 days written notice. The amount payable by PalWeb under its agreement with Foresight, Inc., was subsequently increased from the amount reflected in the written agreement. During the year ended May 31, 2001, PalWeb paid rent to Foresight, Inc., of $15,000. During the year ended May 31, 2002, PalWeb paid rent to Foresight, Inc., of $87,622.

ADVANCES AND LOANS

           As of January 4, 2002, Paul Kruger's affiliated entities had loaned PalWeb approximately $1,226,282, pursuant to various notes with face amounts aggregating a total of $2,000,000. These loans were made from approximately June 2000 through December of 2001. The maturity dates of all of these notes was January 15, 2002, and the notes accumulated interest at the rate of 12% per year. These loans were secured by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. As described above, on January 4, 2002, the principal amounts of these loans were converted into 2001 Preferred Stock and warrants. Also on January 4, 2002, PalWeb paid the interest accrued on these loans in the amount of $174,608.

           Beginning on March 1, 2001, entities with which Warren Kruger is affiliated began to provide financing to PalWeb in the form of loans and cash advances. Through January 4, 2002, such entities had advanced a total of $5,214,297, pursuant to various notes bearing interest at 12% and maturing on January 15, 2002, and undocumented advances made on the same terms. These notes were secured, subordinate to the lien described above, by substantially all of the assets of PalWeb and PPP, including equipment, furniture, fixtures, inventory, accounts receivables and patents. PalWeb used the proceeds principally for the acquisition of a new production line of manufacturing equipment. PalWeb also used $300,000 of such proceeds to settle certain litigation involving Ralph Curton, Jr., as reported in PalWeb's Form 10-KSB for the fiscal year ended May 31, 2001. As described above, on January 4, 2002, the principal amounts of these loans were converted into 2001 Preferred Stock and warrants. On December 14, 2001, PalWeb paid the interest accrued on these loans through November 30, 2001, in the amount of $192,205. In June 2002, PalWeb paid the interest accrued from December 1, 2001, through January 4, 2002, in the amount of $56,835.

           For additional information involving funds advanced to PalWeb by Paul Kruger and his affiliates, see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

           For additional information involving funds advanced to PalWeb by entities with which Warren Kruger, Paul Kruger's brother, and William Pritchard are affiliated, see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

LEASE AGREEMENT

           From June 2000 through January 2002, PalWeb occupied its Dallas facility under a lease with Onward, an affiliate of Paul Kruger. As of January 4, 2002, this facility was transferred to PalWeb in connection with the private placement described under "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. During the year ended May 31, 2001, PalWeb paid rent to Onward of $163,380. During the year ended May 31, 2002, PalWeb paid rent to Onward of $150,938.

OBLIGATIONS OF PAUL KRUGER AND HIS AFFILIATED ENTITIES

           At May 31, 2002, PalWeb had previously paid expenses on behalf of Paul Kruger or entities with which he is affiliated in the aggregate amount of $126,866, which amount was reflected on PalWeb's financial statements as accounts receivable - related party. Of such total, $13,588 was due from PFS, primarily for life insurance premiums required under the Plan between PFS and the ODS (referenced under Acquisition and Disposition of Paceco Financial in
Item 1 of this From 10-KSB), and $113,278 was due from Onward, primarily for ad valorem taxes and utilities expenses related to the facilities in Dallas, Texas, paid by PalWeb in 1999 and 2000 but reimbursable by Onward or its other prior tenants. The receivable does not bear interest. Paul Kruger, on behalf of Onward, is in the process of reviewing the lease arrangements relating to PalWeb's prior lease of the Dallas facilities and the subject expenses to determine whether any of the foregoing expenses are properly borne by PalWeb or by Onward under the terms of such lease arrangements.

TECHNOLOGY LICENSE AGREEMENT

           In April 2001, PalWeb entered into a License Agreement with WCC, an entity owned by Warren Kruger and William Pritchard, providing for PalWeb to have the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. Such License Agreement is submitted with this Form 10-KSB as Exhibit No. 10.21. The License Agreement was negotiated and executed 9 months before Warren Kruger, William Pritchard, or entities with which they are affiliated became directors or beneficial owners of 10% or more of PalWeb's common stock in January 2002. Under the agreement, PalWeb must pay the greater of 2.5% of PalWeb's gross monthly revenues derived from the sale of UL listed pallets using the technology or a minimum monthly royalty of $10,000. However, WCC also agreed in the License Agreement to convey to PalWeb ownership of the licensed Process (as defined in the agreement) in the event that cumulative royalties paid by PalWeb equaled $250,000 during the first two years of the agreement, subject to an override or carried interest in favor of WCC equal to 2.5% of the gross monthly revenues which are the same payments as would have been received under the License Agreement. Subsequent to the execution of the original agreement which provided for a "coating" technology, WCC developed an additive process which PalWeb used to successfully obtain a UL listing. The technology is currently known as CJ2TM.

           No minimum or other royalties have been paid or accrued by PalWeb. However, PalWeb has recorded expenses of approximately $126,000 that are associated with the License Agreement. WCC has not asserted that PalWeb is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by PalWeb under such agreement. PalWeb is exploring the possibility of purchasing the technology from WCC.

ENGINEERING SERVICES AGREEMENT

           Bryan Kirchmer, a director of PalWeb, is President and principal owner of GME Group, an engineering firm. GME Group has performed and is expected to perform in the future work for PalWeb in connection with the design, construction and implementation of its plastic pallet injection molding equipment. GME Group was originally contracted by Yorktown, a company owned by Warren Kruger, to perform services in connection with the plastic pallet injection molding equipment that eventually became PalWeb's Piper 600. Under its agreement with Yorktown, GME Group was to perform such engineering services on the basis of its customary rates for similar services performed for other clients with a not-to-exceed limit of $550,000. Yorktown was reimbursed for the payments that it made to GME Group for the benefit of PalWeb's Piper 600 equipment in connection with the preferred stock financing discussed in the section "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this From 10-KSB. Subsequently the agreement with GME Group was assigned by Yorktown to PalWeb, and the not-to-exceed limit was waived. The payments made to GME Group have been reflected on PalWeb's books as expenses of the company, and GME is now performing services directly for PalWeb. For the year ended May 31, 2001, PalWeb recorded expenses paid to GME Group of $226,559 for engineering services. For the year ended May 31, 2002, PalWeb recorded expenses paid to GME Group of $643,218 for engineering services.

LEGAL SERVICES PERFORMED BY WILLIAM PRITCHARD

           William Pritchard, a director of PalWeb, is of counsel in the law firm Hall, Estill, Hardwick, Gable, Golden & Nelson, a P.C. ("Hall Estill"). Hall Estill has performed and is expected to perform in the future legal services for PalWeb, which services are charged on the basis of the standard hourly rates charged by Hall Estill to other clients for similar services. During the year ended May 31, 2002, PalWeb paid or accrued expenses payable to Hall Estill in the total amount of $79,455 for legal services.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS:
---------------

EXHIBIT NO.       DESCRIPTION

  2.1 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware Corporation, into PalWeb Oklahoma Corporation, an Oklahoma Corporation filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24,
                  2002).

  2.2 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware Corporation, into PalWeb Oklahoma Corporation, an Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24,
                  2002).

  3.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

  3.2 Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

  4.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

  4.2 Securities Purchase Agreement by and among PalWeb Corporation and certain purchasers dated January 4, 2002 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

EXHIBIT NO.       DESCRIPTION


  4.3 Shareholders and Voting Agreement by and among PalWeb Corporation and certain shareholders dated January 4, 2002 (incorporated herein by reference to Exhibit 10.8 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14,
                  2002).

  4.4 Form of Common Stock Purchase Warrant used in connection with Securities Purchase Agreement by and among PalWeb Corporation and certain purchasers dated January 4, 2002 (incorporated herein by reference to Exhibit 10.9 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  4.5 Amendment No. 1 to Securities Purchase Agreement and Shareholders and Voting Agreement by and between PalWeb Corporation and certain purchasers dated January 21, 2002 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2002, which was filed with the SEC on April 12,
                  2002).

  10.1 Personnel Staffing Agreement by and between Accord Human Resources, Inc. and Plastic Pallet Production Company, Inc. dated January 19, 1999 (incorporated herein by reference to Exhibit 10.2 of Amendment No. 3 to PalWeb Corporation's Form 10-SB, which was filed on May 2, 2000).

  10.2 Promissory Note in the amount of $400,000 payable to Hildalgo Trading Company, L.C. dated July 27, 2000 (incorporated herein by reference to Exhibit 10.8 of Amendment No. 5 to PalWeb Corporation's Form 10-SB, which was filed with the SEC on July 20, 2000).

  10.3 Security Agreement by and between PalWeb Corporation and Hildalgo Trading Company, L.C. dated July 27, 2000 (incorporated herein by reference to Exhibit 10.9 of Amendment No. 5 to PalWeb Corporation's Form 10-SB, which was filed with the SEC on July 20, 2000).

EXHIBIT NO.       DESCRIPTION

  10.4 Security Agreement by and between Plastic Pallet Production, Inc. and Hildalgo Trading Company, L.C. dated July 27, 2000 (incorporated herein by reference to Exhibit 10.10 of Amendment No. 5 to PalWeb Corporation's Form 10-SB, which was filed with the SEC on July 20, 2000).

  10.5 Promissory Note in the amount of $350,000 payable to Hildalgo Trading Company, L.C. dated August 15, 2000 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2000, which was filed with the SEC on January 16, 2001).

  10.6 Promissory Note in the amount of $400,000 payable to Hildalgo Trading Company, L.C. dated November 15, 2000 (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2000, which was filed with the SEC on January 16, 2001).

  10.7 Extension and Modification Agreement by and between Hildalgo Trading Company, L.C., PalWeb Corporation and Plastic Pallet Production, Inc. dated December 1, 2000 (incorporated herein by reference to Exhibit 10.3 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2000, which was filed with the SEC on January 16, 2001).

  10.8 Promissory Note in the amount of $250,000 payable to Yorktown Management and Financial Services, L.L.C. dated March 1, 2001 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2001, which was filed with the SEC on April 16,
                  2001).

  10.9 Security Agreement between Yorktown Management and Financial Services, L.L.C. and PalWeb Corporation dated March 1, 2001 (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2001, which was filed with the SEC on April 16,
                  2001).

  10.10 Security Agreement between Yorktown Management and Financial Services, L.L.C. and Plastic Pallet Production, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit
                  10.3 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2001, which was filed with the SEC on April 16, 2001).

EXHIBIT NO.       DESCRIPTION

  10.11 Promissory Note in the amount of $2,750,000 payable to Yorktown Management and Financial Services, L.L.C. dated March 5, 2001 (incorporated herein by reference to Exhibit 10.12 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.12 Agreement (relating to use of office space and employees) dated April 27, 2001 by and between Foresight, Inc. and PalWeb Corporation (incorporated herein by reference to Exhibit 10.13 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13,
                  2001).

  10.13 Lease Agreement dated May 1, 2001, by and between Onward, L.L.C. and Plastic Pallet Production, Inc. (incorporated herein by reference to Exhibit 10.14 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.14 Extension Agreement by and between Hildalgo Trading Company, L.C. and PalWeb Corporation and Plastic Pallet Production, Inc., dated June 1, 2001 (incorporated herein by reference to Exhibit 10.15 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.15 Promissory Note in the amount of $850,000 payable to Hildalgo Trading Company, L.C. dated June 1, 2001 (incorporated herein by reference to Exhibit 10.16 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.16 Extension Agreement by and between Yorktown Management and Financial Services, L.L.C. and PalWeb Corporation and Plastic Pallet Production, Inc. dated September 1, 2001 (incorporated herein by reference to Exhibit 10.17 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.17 Securities Purchase Agreement by and among PalWeb Corporation and certain purchasers dated January 4, 2002 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  10.18 Shareholders and Voting Agreement by and among PalWeb Corporation and certain shareholders dated January 4, 2002 (incorporated herein by reference to Exhibit 10.8 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14,
                  2002).

EXHIBIT NO.       DESCRIPTION

  10.19 Assumption Agreement between Onward, L.L.C., PalWeb Corporation and Texas Capital Bank dated January 4, 2002 (not signed by Texas Capital Bank) (submitted herewith).

  10.20 Amendment No. 1 to Securities Purchase Agreement and Shareholders and Voting Agreement by and between PalWeb Corporation and certain purchasers dated January 21, 2002 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2002, which was filed with the SEC on April 12,
                  2002).

  10.21 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (submitted herewith).

  10.22 Unsecured Subordinated Promissory Note in the amount of $1,000,000 payable to Paul A. Kruger dated May 31, 2002 (submitted herewith).

  10.23 Non Exclusive Distribution Agreement between PalWeb Corporation and Bosh Material Handling Incorporated dated August 5, 2002 (submitted herewith).

  10.24 Plastic Pallet Production, Inc. Revolving Note payable to The F & M Bank & Trust Company in the amount of $3,000,000 dated December 11, 2001 (incorporated herein by reference to Exhibit
                  10.3 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  10.25 Plastic Pallet Production, Inc. Loan Agreement by and between Plastic Pallet Production, Inc. and The F & M Bank & Trust Company dated December 11, 2001 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  10.26 Security Agreement by and between Plastic Pallet Production, Inc., and The F & M Bank & Trust Company dated December 11, 2001 (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  10.27 Paul Kruger Guaranty dated December 11, 2001 (incorporated herein by reference to Exhibit 10.4 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

EXHIBIT NO.       DESCRIPTION

  10.28           Pledge Assignment and Security Agreement by and between Paul
                  A. Kruger and The F & M Bank & Trust Company dated December 11, 2001 (incorporated herein by reference to Exhibit 10.5 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14, 2002).

  10.29 Warren Kruger Limited Guaranty dated December 12, 2001 (incorporated herein by reference to Exhibit 10.6 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2001, which was filed with the SEC on January 14,
                  2002).

  10.30** Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (submitted herewith).

  10.31 Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to PalWeb Corporation's Form 10-SB, which was filed on May 2, 2000).

  10.32**         Stock Option Plan of PalWeb Corporation (effective May 11,
                  2001), as amended (submitted herewith).

  10.33** Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.34** Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.35** Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.36** Form of Employee Director Incentive Stock Option Agreement (submitted herewith).

  10.37 Consulting Agreement between Yorktown Management & Financial Services, L.L.C., and Gravity Management & Engineering Group, LLC, dated on or about February 19, 2001 (submitted herewith).

EXHIBIT NO.       DESCRIPTION

  10.38 Settlement Agreement by and among PalWeb Corporation, Crescent Road Corporation, Curton Capital Corporation, Consolidated Capital Group, Inc., Ralph Curton, Jr., and Jeffrey Van Putten dated April 30, 2001 (submitted herewith).

  10.39 Assignment and Indemnity Agreement between PalWeb Corporation and Paul A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (submitted herewith).

  11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

  21.1            Subsidiaries of PalWeb Corporation (submitted herewith).

  23.1 Consent of Hulme Rahhal and Henderson, Inc. (submitted herewith).

  99.1 Put Agreement by and among Paul A. Kruger, Bill J. English as Trustee and Paceco Financial Services, Inc. dated December 20, 2000 (incorporated herein by reference to Exhibit 99.2 of PalWeb Corporation's Form 8-K dated December 20, 2000, which was filed with the SEC on January 2, 2001).

  99.2 Trust Agreement between Paceco Financial Services, Inc. and Bill J. English dated December 20, 2000 (incorporated herein by reference to Exhibit 99.3 of PalWeb Corporation's Form 8-K dated December 20, 2000, which was filed with the SEC on January 2, 2001).

  99.3 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).


** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(B) REPORTS ON FORM 8-K:
------------------------

           On May 24, 2002, PalWeb filed a Form 8-K12G3 under Item 5, Other Events, reporting the completion of the redomiciliation merger having the effect of changing PalWeb's state of incorporation to Oklahoma. See "Organization" in
Item 1 of this Form 10-KSB. No financial statements were filed in connection with such Form 8-K12G3.


ITEM 14.   CONTROLS AND PROCEDURES

            Not required in this annual report on Form 10-KSB pursuant to the Transitional Provisions of SEC Release No. 34-46427.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PALWEB CORPORATION
                          (Registrant)

Date:  09/12/02        /s/ Paul A. Kruger
                       ---------------------------------------------------------
                       Paul A. Kruger, Chairman of the Board and President


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  09/12/02        /s/ Paul A. Kruger
                       ---------------------------------------------------------
                       Paul A. Kruger, Chairman of the Board and President
                       (Principal Executive Officer, Principal Financial Officer
                       and Principal Accounting Officer)


Date:  09/  /02
                       ---------------------------------------------------------
                       Lyle W. Miller, Director and Vice-President, Marketing


Date:  09/12/02        /s/ Warren F. Kruger
                       ---------------------------------------------------------
                       Warren F. Kruger, Director


Date:  09/12/02        /s/ Bryan R Kirchmer
                       ---------------------------------------------------------
                       Bryan R. Kirchmer, Director


Date:  09/  /02
                       ---------------------------------------------------------
                       Bradley C. Shoup, Director


Date:  09/12/02        /s/ William W. Pritchard
                       ---------------------------------------------------------
                       William W. Pritchard, Director

CERTIFICATIONS

I, Paul A. Kruger, certify that:

1.     I have reviewed this annual report on Form 10-KSB of PalWeb Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 12, 2002

                             /s/ Paul A. Kruger
                             ---------------------------------------------------
                             Paul A. Kruger, Chairman of the Board and President (Principal Executive Officer and Principal Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

FINANCIAL STATEMENTS OF PALWEB CORPORATION

Independent Auditor's Report................................................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations ......................................F-3

Consolidated Statements of Changes in Stockholders' Deficiency..............F-4

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
PalWeb Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of PalWeb Corporation and its subsidiaries as of May 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of PalWeb Corporation and its subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for the years ended May 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2002, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                     HULME RAHHAL HENDERSON,INC.

August 15, 2002
Ardmore, Oklahoma

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2002

                                     ASSETS
                                     ------

  CURRENT ASSETS:
   Cash                                                            $     13,521
   Accounts receivable                                                   43,646
   Inventory (Note 3)                                                   204,446
                                                                   ------------

           TOTAL CURRENT ASSETS                                         261,613

  PROPERTY, PLANT AND EQUIPMENT, net
   of accumulated depreciation (Note 4)                               6,944,330

  OTHER ASSETS (Note 5)                                                 161,396
                                                                   ------------

           TOTAL ASSETS                                            $  7,367,339
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes payable (Note 6)                                          $  3,777,700
   Accounts payable and accrued expenses                                570,868
   Preferred dividends payable                                          211,440
                                                                   ------------

           TOTAL CURRENT LIABILITIES                                  4,560,008

COMMITMENT AND CONTINGENCY (Note 15)

STOCKHOLDERS' EQUITY (Notes 9 and 10):
  Preferred stock, $.0001 par value, 20,750,000 shares
   authorized, 750,000 shares outstanding                                    75
  Common stock, $0.0001 par value, 5,000,000,000
   authorized, 4,691,625 shares outstanding                                 469
  Additional paid-in capital                                         40,732,767
  Deficit accumulated during development stage                      (37,925,980)
                                                                   ------------

           TOTAL STOCKHOLDERS' EQUITY                                 2,807,331
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,367,339
                                                                   ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     From Inception
                                                  Year Ended May 31,                  (November 20,
                                         -----------------------------------             1995) to
                                             2002                   2001               May 31, 2002
                                         ------------           ------------           ------------
Sales                                    $     92,958           $     89,211           $    288,876

Expenses:
  Research and development                     67,000                 95,000                568,943
  Salaries and benefits                       496,063                307,085              2,154,480
  General and administrative
   expenses                                 1,399,731                907,940             11,065,379
  Depreciation and
   amortization expense                       157,364                204,584                975,867
  Impairment                                     --                     --                3,456,231
  Interest expense                            231,618                300,451              1,184,082
                                         ------------           ------------           ------------
           Total expenses                   2,351,776              1,815,060             19,404,982
                                         ------------           ------------           ------------
Other income:
  Gain on settlement of
   contract and liabilities                      --                1,541,783              1,599,262
  Other                                          --                     --                  272,308
                                         ------------           ------------           ------------
           Total other income                    --                1,541,783              1,871,570
                                         ------------           ------------           ------------
LOSS BEFORE DISCONTINUED
 AND EXTRAORDINARY ITEMS                   (2,258,818)              (184,066)           (17,244,536)

LOSS FROM DISCONTINUED
 OPERATIONS                                  (197,012)            (1,294,655)            (2,809,945)

EXTRAORDINARY GAIN                               --                     --                   68,616
                                         ------------           ------------           ------------

NET LOSS                                 $ (2,455,830)          $ (1,478,721)          $(19,985,865)
                                         ============           ============           ============

LOSS PER COMMON SHARE (Note 1):

 LOSS BEFORE DISCONTINUED
  OPERATIONS                             $      (0.53)                 (0.05)                     `
 LOSS FROM DISCONTINUED
  OPERATIONS                                    (0.04)                 (0.32)
                                         ------------           ------------

 LOSS PER COMMON SHARE                   $      (0.57)          $      (0.37)
                                         ============           ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                4,662,000              3,966,000
                                         ============           ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                Preferred Stock                           Common Stock
                                       ---------------------------------         ---------------------------------
                                          Shares               Amount               Shares               Amount
                                       ------------         ------------         ------------         ------------
BALANCES, May 31, 2000                    2,775,000         $        278          242,278,244         $ 24,227,825

Common stock issued for debt                   --                   --                100,000               10,000

Preferred stock conversion                 (250,000)                 (25)             250,000               25,000

Cancellation of common stock                   --                   --            (10,700,000)          (1,070,000)

Net loss                                       --                   --                   --                   --
                                       ------------         ------------         ------------         ------------
BALANCES, May 31, 2001                    2,525,000                  253          231,928,244           23,192,825

Preferred stock conversion               (2,020,000)                (202)           2,020,000              202,000

Amortization of deferred
 income - related party                        --                   --                   --                   --

Issuance of preferred stock                 750,000                   75                 --                   --

Sale of treasury stock                         --                   --                   --                   --

Common stock for services                      --                   --                100,000               10,000

Reincorporation                            (505,000)                 (51)             505,000          (23,381,370)

Disposition of Paceco Financial
 Services to related party                     --                   --                   --                   --

Reverse stock split                            --                   --           (229,861,619)             (22,986)

Preferred dividends payable                    --                   --                   --                   --

Net loss                                       --                   --                   --                   --
                                       ------------         ------------         ------------         ------------
BALANCES, May 31, 2002                      750,000         $         75            4,691,625         $        469
                                       ============         ============         ============         ============


                                        Additional                                                        Total
                                          Paid-in            Accumulated           Treasury              Equity
                                          Capital              Deficit              Stock             (Deficiency)
                                       ------------         ------------         ------------         ------------
BALANCES, May 31, 2000                 $  9,748,661         $(33,779,989)        $ (4,550,266)        $ (4,353,491)

Common stock issued for debt                  2,000                 --                   --                 12,000

Preferred stock conversion                  (24,975)                --                   --                   --

Cancellation of common stock                   --                   --                   --             (1,070,000)

Net loss                                       --             (1,478,721)                --             (1,478,721)
                                       ------------         ------------         ------------         ------------

BALANCES, May 31, 2001                    9,725,686          (35,258,710)          (4,550,266)          (6,890,212)

Preferred stock conversion                 (201,798)                --                   --                   --

Amortization of deferred
 income - related party                      82,388                 --                   --                 82,388

Issuance of preferred stock               7,476,079                 --                   --              7,476,154

Sale of treasury stock                       74,290                 --                925,731            1,000,021

Common stock for services                      --                   --                   --                 10,000

Reincorporation                          23,381,421                 --                   --                   --

Disposition of Paceco Financial
 Services to related party                  171,715                 --              3,624,535            3,796,250

Reverse stock split                          22,986                 --                   --                   --

Preferred dividends payable                    --               (211,440)                --               (211,440)

Net loss                                       --             (2,455,830)                --             (2,455,830)
                                       ------------         ------------         ------------         ------------

BALANCES, May 31, 2002                 $ 40,732,767         $(37,925,980)        $       --           $  2,807,331
                                       ============         ============         ============         ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From Inception
                                                                   Year Ended May 31,                (November 20,
                                                           ---------------------------------           1995) to
                                                               2002                 2001             May 31, 2002
                                                           ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (2,455,830)        $ (1,478,721)        $(19,985,865)
 Add: Loss from discontinued operations                         197,012            1,294,655            2,809,945
 Adjustments to reconcile net loss to
  cash used by operating activities:
   Depreciation and amortization                                157,364              204,584            1,006,667
   Extraordinary gain on debt retirement                           --                   --                (68,616)
   Consulting services paid by
    issuance of common stock                                     10,000           (1,070,000)           5,656,271
   Impairment of investment                                        --                   --              3,145,000
   Loss (gain) of disposition of property                          --                   --                317,358
   Changes in accounts receivable                                29,142              (71,988)             (43,646)
   Changes in inventory                                         (61,757)            (128,966)            (204,446)
   Changes in other assets                                      (11,834)               1,737             (174,237)
   Changes in payable - related party                            (1,867)                --              2,929,034
   Changes in accounts payable
    and accrued expenses                                     (1,282,196)           1,160,298            1,769,561
   Increase in customer deposits                                   --                   --                300,000
                                                           ------------         ------------         ------------
           Net cash used in continuing operations            (3,419,966)             (88,401)          (2,542,974)
           Net cash used in discontinued operations            (122,552)            (336,812)          (1,335,901)
                                                           ------------         ------------         ------------
           Net cash used in operating activities             (3,542,518)            (425,213)          (3,878,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (3,997,531)          (1,804,231)          (9,250,384)
 Decrease in loans receivable                                   582,148            1,380,379            2,052,010
 Proceeds from sale of equipment                                   --              1,362,000            1,456,456
 Other                                                             --                   --                380,241
                                                           ------------         ------------         ------------
           Net cash provided by (used)
       investing activities                                  (3,415,383)             938,148           (5,361,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes and advances payable                     6,949,520            1,898,759           11,664,586
 Payments on notes payable                                     (200,091)          (1,042,875)          (1,492,071)
 Payments on savings certificates                            (1,357,306)          (1,556,232)          (2,909,248)
 Sale of treasury stock                                       1,000,000                 --              1,000,000
 Proceeds from issuance of common/preferred stock               498,830                 --                990,806
                                                           ------------         ------------         ------------
           Net cash provided (used) by
       financing activities                                   6,890,953             (700,348)           9,254,073
                                                           ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                                 (66,948)            (187,413)              13,521
CASH, beginning of period                                        80,469              267,882                 --
                                                           ------------         ------------         ------------

CASH, end of period                                        $     13,521         $     80,469         $     13,521
                                                           ============         ============         ============

SUPPLEMENTAL INFORMATION (Note 13)

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------
     ORGANIZATION
     ------------
     PalWeb Corporation ("PalWeb") through its wholly-owned subsidiary Plastic Pallet Production, Inc. ("PPP") is engaged in the manufacture and marketing of plastic pallets and the related injection molding equipment necessary to produce plastic pallets. Effective May 31, 2002, PalWeb sold its finance segment, PP Financial, Inc. and its subsidiary Paceco Financial Services, Inc. to Paul Kruger, Chairman and CEO, as discussed further in Note 12, "Discontinued Operations.

     Effective May 2, 2002, management effected a plan of reincorporation whereby the "old" corporation, PalWeb Corporation, a Delaware corporation, was merged with and into an Oklahoma corporation with the Oklahoma corporation surviving as PalWeb Corporation. Pursuant to the merger, each share of the Delaware corporation's par value $0.10 common stock and par value $0.0001 junior convertible preferred stock was converted into one share of the Oklahoma corporation's par value $0.0001 common stock. Each share of the Delaware corporation's Series 2001, 12%, cumulative convertible senior preferred stock was converted into one share of the Oklahoma corporation's Series 2001, 12%, cumulative convertible senior preferred stock.

     Effective June 25, 2002, PalWeb effected a reverse stock split of its par value $0.0001, common stock whereby each stockholder received one share for each fifty shares held. Fractional shares were rounded up to one share. All previously reported per share common share data has been restated to reflect the reverse split.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------
     The accompanying consolidated financial statements include the accounts of PalWeb and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     DEVELOPMENT STAGE COMPANY
     -------------------------
     PPP from its inception, November 20, 1995, has pursued the development of a plastic pallet which will compete with traditional wood pallets. PPP completed construction of two injection molding machines and as of May 31, 2002, has the capability of producing approximately 45,000 plastic pallets month. However, sales of plastic pallets are not providing the necessary cash flow to maintain PalWeb's operations. Accordingly, PalWeb will retain its development stage status until it is capable of generating sufficient sales to maintain its operations.

     STATEMENT OF CASH FLOWS
     -----------------------
     PalWeb considers all short-term investments with an original maturity of three months or less to be cash equivalents.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     USE OF ESTIMATES
     ----------------
     The preparation of PalWeb's financial statements in conformity with U.S. generally accepted accounting principles requires PalWeb's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

     INVENTORY
     ---------
     Inventory consists of finished pallets and raw materials and is stated at the lower of cost (first-in, first-out) or market value.


     PROPERTY, PLANT AND EQUIPMENT
     -----------------------------
     PalWeb's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives except for its newly completed production equipment which is computed on the units of production method, as follows:

              Plant building                                    20 years
              Production machinery equipment                  5-10 years
              Office equipment & furniture & fixtures         3- 5 years

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

     INVESTMENT IN VIMONTA AG
     ------------------------
     PalWeb's 20% ownership in Vimonta AG is carried on the cost basis of accounting since management has no board representation, financial information or other influence on the operation of Vimonta AG. The asset is valued at $5,000 and included in other assets.

     PATENTS
     -------
     Amortization expense for the costs incurred by PalWeb to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 17 years. During fiscal year 2002, PalWeb took additional amortization of $48,756 to write off obsolete patents.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     STOCK OPTIONS
     -------------
     PalWeb applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements for stock-based employee compensation plans. As allowed by SFAS No. 123, PalWeb has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123 as reflected in Note 10.

     RECOGNITION OF REVENUES
     -----------------------
     Revenue is recognized when the product is shipped.

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

     LOSS PER SHARE
     --------------
     Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends of $211,440 for 2002 and none for 2001 are added to the loss from continuing operations and net loss for the year. Convertible preferred stock and stock options are not considered as their effect is antidilutive.

     RECENT PRONOUNCEMENTS
     ---------------------
     Recent pronouncements issued by the Financial Accounting Standards Board include SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, SFAS No. 145, RESCISSION OF FASB STatements No. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS and SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES. The

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     implementation of these standards is not expected to have a material effect on PalWeb's consolidated financial statements.

     NOTE 2. CONTINUATION AS A GOING CONCERN
             -------------------------------
     The accompanying financial statements have been prepared assuming that PalWeb will continue as a going concern. PalWeb is in the development stage and has suffered significant losses from operations. Currently, management believes that PalWeb has the capacity to produce sufficient plastic pallets to achieve profitability; however, sales have not reached such level. To date, PalWeb has received substantial advances from investors but will require additional substantial funding in order to attain its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by two of its principal stockholders, Paul Kruger and Warren Kruger. Management continues to seek long-term and/or permanent financing. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raise substantial doubt about PalWeb's ability to continue as a going concern. It is management's opinion that (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) PalWeb will continue as a going concern.

     NOTE 3. INVENTORY
             ---------
     Inventory at May 31, 2002 consists of:

                  Raw materials                                    $  106,223
                  Finished goods                                       98,223
                                                                   ----------
                  Total inventory                                  $  204,446
                                                                   ==========


     NOTE 4. PROPERTY, PLANT AND EQUIPMENT
             -----------------------------
     A summary of the property, plant and equipment is as follows:

              Production machinery and equipment                   $ 6,561,812
              Building and land                                        725,344
              Furniture and fixtures                                   166,373
                                                                   -----------
                                                                     7,453,529
        Less: accumulated depreciation                                (509,199)
                                                                   -----------
                                                                   $ 6,944,330
                                                                   ===========

     Depreciation expense for the years ended May 31, 2002 and 2001 is $104,028 and $200,108, respectively.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of interest costs for the years ended May 31, is:

                                                         2002        2001
                                                       --------    --------
                  Interest capitalized as property,
                    plant and equipment                $172,377    $      -

                  Interest expensed                     231,618     300,451
                                                       --------    --------
                  Total interest cost                  $403,995    $300,451
                                                       ========    ========

     NOTE 5. OTHER ASSETS
             ------------
     At May 31, 2002, other assets consist of:

                  Accounts receivable-related party                $   126,866
                  Patents, net of accumulated
                   amortization of $69,026                              18,930
                  Deposits and other                                    15,600
                                                                   -----------
                     Total Other Assets                            $   161,396
                                                                   ===========

     NOTE 6. NOTES PAYABLE
             -------------
     A summary of the notes payable as of May 31, 2002 is as follows:

              Note payable to bank, prime interest rate plus 0.25%,
                (5% at 5/31/02), due December, 2002, secured
                by all assets except for building and land         $2,992,700

              Mortgage payable to bank, 8% interest, due January
                2003, secured by building and land                    785,000
                                                                   ----------

                     Total                                         $3,777,700
                                                                   ==========

     The note payable to bank is a line of credit totaling $3,000,000. The loan agreement, among other things, places restrictions on cash or asset dividends, incurring indebtedness of $100,000 in any single year and making loans, advances extensions of credit.

     Reference is made to Note 7, "Related Party Transactions," for a commitment to a one year $1,000,000, 6% loan to PalWeb by Paul Kruger.

     NOTE 7. RELATED PARTY TRANSACTIONS
             --------------------------
     References to common shares have been adjusted for the reverse stock split.

     In connection with the issuance of Series 2001 preferred stock, see Note 9, Paul Kruger and his affiliated companies received 176,302 shares of preferred stock in exchange for indebtedness of $1,226,282 and $536,745 of equity in the building which contains PalWeb's manufacturing facility. The building is based on an agreed upon value of $1,350,000

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     less indebtedness assumed by PalWeb of $813,255. The building is reflected on PalWeb's accounting records at $725,344, which is the agreed upon value of $1,350,000 less unamortized deferred income of $624,656 which originated at the time of the sale and leaseback transaction of the building between Paul Kruger and PalWeb.

     Interest paid on indebtedness to Paul Kruger and his affiliated entities was $70,132 and $98,994 for 2002 and 2001, respectively.

     At May 31, 2002, PalWeb has advances receivable from companies owned by Paul Kruger in the total amount of $126,866.

     During 2002 and 2001, PalWeb incurred expense for rent and support services in the amounts of $87,622 and $15,000, respectively, paid to Foresight, Inc. or its parent company Precis, Inc., a company of which Paul Kruger was a director and the beneficial owner of in excess of 10%.

     PalWeb leased commercial space from Onward, LLC, owned by Paul Kruger, chairman and CEO, through January 1, 2002. Total rentals paid were $150,938 and $163,380 in fiscal years 2002 and 2001, respectively. Effective January 1, 2002, PalWeb purchased the property from Mr. Kruger as discussed above.

     In December, 2000, the real estate segment was sold to Paul Kruger for appraised value of $1,352,000. A gain of $31,099 was recognized. As discussed in Note 1, Paul Kruger acquired the finance segment of PalWeb by purchasing PP Financial, Inc. and its wholly-owned subsidiary Paceco Financial Services, Inc. in exchange for providing a one year, 6%, $1,000,000 loan.

     PalWeb has a contract with a consulting engineering firm for the design and supervision of the construction of the new production equipment. The President of the consulting engineers was elected in 2002 to be a Director of PalWeb. Fees paid to the engineering firm were $643,218 and $226,559 in 2002 and 2001, respectively.

     A Director of PalWeb provided legal services through a law firm of which he is of counsel. The fees for 2002 were $79,455.

     See Note 15, Commitments and Contingencies, regarding a licensing agreement between PalWeb and Westgate Capital, LLC, an entity owned by directors Warren Kruger and William Pritchard.

     NOTE 8. FEDERAL INCOME TAXES

     Deferred taxes as of May 31, 2002 are as follows:

                  Net operating loss                               $5,298,168
                  Loss on impairment of investment                  1,151,070
                  Depreciation, tax over financial                   (148,053)
                                                                   ----------
                                                                    6,301,185
                  Less: Valuation allowance                        (6,301,185)
                                                                   ----------
                            Total                                  $        -
                                                                   ==========

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The net change in deferred taxes is as follows:

                                                          Year Ended May 31,
                                                         2002           2001
                                                      ---------      ---------
                   Net operating loss                 $ 876,725      $ 326,925
                   Depreciation, tax over financial    (148,053)          --
                   Accrued liabilities                     --          (41,800)
                   Allowance for credit losses         (161,640)        93,240
                   Gain on sale of plant
                     for tax purposes                      --         (160,681)
                   Stock based compensation             (34,447)        34,447
                   Change in Valuation
                     allowance                         (532,585)      (252,131)
                                                      ---------      ---------

                             Tax Benefit              $    --        $    --
                                                      =========      =========

     PalWeb's effective tax rate differs from the federal statutory rate as follows:

                                                          Year Ended May 31,
                                                         2002           2001
                                                      ---------      ---------
            Tax benefit using statutory tax rate      $ 767,998      $ 534,419
            Effect of state tax rates                    71,086         47,155
            Net change in valuation allowance          (532,585)      (252,131)
            Amortization of goodwill                       --         (244,059)
            Other deductions                           (306,499)       (85,384)
                                                      ---------      ---------

            Tax benefit, per financial statements     $    --        $    --
                                                      =========      =========

     PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2002 of $14,339,000 as follows:

                                                         Year of
                           Amount                      Expiration
                           ------                      ----------
                        $1,290,000                        2012
                         1,291,000                        2018
                         5,871,000                        2019
                         2,634,000                        2020
                           883,000                        2021
                         2,370,000                        2022

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 9. STOCKHOLDERS' EQUITY
             --------------------
     References to common shares have been adjusted for the reverse stock split.

     Reference is made to Note 7, regarding certain stock transactions with related parties.

     In fiscal year 2000, PalWeb entered into consulting agreements with certain consultants in exchange for 220,000 shares of PalWeb common stock valued at $1,100,000. In fiscal year 2001, management and the consultants agreed to terminate the agreements and cancel the shares previously issued. As of May 31, 2002, the consultants have returned 214,000 shares. Management recorded a $175,000 charge to income in the first quarter of fiscal year 2001 resulting from penalty for failure to perform certain requirements under the agreements. The settlement released both parties from further liability including the penalty. A credit of $1,275,000 was recorded as gain on settlement on contracts and liabilities.

     During 2001, PalWeb issued 2,000 shares of common stock to a creditor in settlement of $12,000 of accounts payable. During 2002, PalWeb issued 2,000 shares of common stock valued at $10,000 for services of a consultant. Values for the common stock were based on market value.

     In January 2002, PalWeb issued 750,000 shares of Series 2001, cumulative convertible preferred stock, par value $0.0001, and warrants to purchase 4,500,000 shares of common stock for a total consideration of $7,500,000. Each share of the preferred stock has a stated value of $10.00 and is convertible at any time into 7 shares of common stock of PalWeb or a total of 5,250,000 shares, which is an effective conversion price of $1.429 per share. Holders of the preferred stock are also entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. The warrants are exercisable at a price of $5.00 per share for a period of four years and all but 25% of the warrants will be callable by PalWeb in three separate trances of 25% if its common stock trades at prices of $7.50, $10.00 and $12.50 per share, respectively. Pursuant to a Shareholders and Voting Agreement dated January 4, 2002, as amended, between PalWeb and Westgate Investment, LP, purchaser of 573,698 shares of the Series 2001 preferred for consideration of indebtedness of $5,214,297 and cash of $522,680, the parties agreed, among other things, that Westgate shall have the right to designate for nomination at least two-thirds of the Board and have representation on any committee of the Board. In addition, the agreement provides that 60% approval of the Board is required for, among other things, indebtedness exceeding $250,000, payment of dividends to common stockholders, capital expenditures exceeding $250,000 in any one year and organizational changes or reorganizations of PalWeb.

     NOTE 10. STOCK OPTIONS
              -------------
     PalWeb has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 880,000 have been granted as of May 31, 2002. Stock options expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the two years ended May 31, 2002:

                                                                       Weighted
                                                                        Average
                                                             Shares    Exercise
                                                             (000's)     Price
                  Options outstanding at May 31, 2000             -           -
                  Options granted                               190        2.00
                                                             ------    --------
                  Options outstanding at May 31, 2001           190    $   2.00
                  Options granted                               690        3.18
                                                             ------    --------
                  Options outstanding at May 31, 2002           880    $   2.92
                                                             ======    ========

                  Exercisable as of May 31, 2002 and 2001       190    $   2.00
                                                             ======    ========

     With respect to options outstanding at May 31, 2002:

                  Weighted average remaining contractual life    9.8 years
                  Range of exercise price                        $2.00 to $4.00

     PalWeb applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had PalWeb determined compensation cost at the grant date based on fair value under SFAS No. 123, PalWeb's net loss would have been increased to the pro forma amount indicated below:


                  Net loss, as reported                            $(2,455,830)

                  Net loss, pro forma                              $(2,862,806)

     The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

                               Dividend Yield                      None
                               Expected Volatility                 2.06
                               Risk Free Interest Rate        4%
                               Expected Holding Period             5 years

     NOTE 11. FINANCIAL INSTRUMENTS
              ---------------------
     PalWeb's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2002 and 2001.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 12. DISCONTINUED OPERATIONS
              -----------------------
     As discussed in Note 7, PalWeb sold its real estate segment of business in December 2000 for $1,352,000. In May 2002, Palweb sold its finance segment of business. Information relating to operations discontinued in 2002 and 2001 is as follows:

                                                         2002           2001
                                                      ---------     ----------
                  Revenue                             $  46,330     $  199,251
                  Loss from operations                  197,012     (1,294,655)
                  Gain on disposal                      171,715         31,099


     NOTE 13. SUPPLEMENTAL INFORMATION OF CASH FLOWS
              --------------------------------------
     Non-cash activities for the years ended May 31, are as follows:

                                                                             2002               2001
                                                                         -----------        -----------
          Common stock issuances in exchange for
            (cancellations):
              Consulting services                                        $    10,000        $(1,070,000)
              Retirement of debt through
                 issuance of common stock                                       --               12,000

          Preferred stock issuances in exchange for:
              Retirement of debt                                           6,440,579               --
              Acquisition of property                                        725,344               --

          Debt assumed in acquisition of property                            813,255               --

          Reduction of debt and accrued interest
              through foreclosure, negotiated settle-
              ment or issuance of common stock                                  --              471,783

          Interest paid, including capitalized interest
              in 2002 of $172,377)                                           459,019            341,908

     NOTE 14. OPERATING LEASES
              ----------------
     Rental expense on operating leases totaled $212,538 and $184,380 for 2002 and 2001, respectively.

     NOTE 15. COMMITMENTS AND CONTINGENCIES
              -----------------------------
     In October 2001, a former officer at the time when PalWeb was operating as Cabec Energy Company, filed a claim for alleged breach of an employment agreement for certain payments and stock options with a value in excess of $1,000,000. The officer's employment occurred prior to PPP's reverse acquisition of PalWeb. PalWeb and PPP have an indemnification agreement from the Union Group, a spinoff of the former operations, for all prior acts of Cabec Energy.

                       PALWEB CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PalWeb approved a stock grant of 10,000 shares of restricted common stock to an employee to be vested effective May 30, 2002. At May 31, 2002, the common stock had not been issued; however, an accrual was made at May 31, 2002 to record the related expense.

     Effective May 30, 2002, the Board of Directors authorized payment in the form of restricted common stock for the March 31, 2002 quarterly dividend of $211,440 on the Series 2001 preferred stock. Effective June 26, 2002, the Board approved $1.60 per share of common stock to effect the dividend or 132,150 shares.

     In April 2001, PalWeb entered into a Licensing Agreement with Westgate Capital, LLC ("WCC"), an entity owned by Warren Kruger and William Pritchard, providing PalWeb the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. The Licensing Agreement was negotiated and executed prior to Warren Kruger, William Prichard or entities which they are affiliated became directors or beneficial owners of 10% of more of PalWeb's common stock in January 2002. Under the agreement, PalWeb must pay the greater of 2.5% of gross sales of UL listed pallets using fire retardant technology or a minimum monthly royalty of $10,000. The agreement also provided that in the event that cumulative payments to WCC total $250,000 during the first two years, WCC would convey the ownership of the technology process to PalWeb subject to the 2.5% royalty payment. Subsequent to the execution of the original agreement which provided for a "coating" process technology, the fire retardancy process changed to a chemical additive which WCC and PalWeb incorporated in the manufacturing process and used to successfully obtain the UL listing. As of May 31, 2002, no minimum or other royalties have been paid or accrued by PalWeb. However, PalWeb has recorded expenses of approximately $126,000 that are associated with the license agreement. WCC has not asserted that PalWeb is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by PalWeb under such agreement. PalWeb is exploring the possibility of purchasing the technology from WCC.