Form 10QSB
period 2002-08-31
PALWEB CORP
filed 2002-10-15
CIK 1088413

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
                                         ---------------



[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number        000-26331
                              ---------

                               PALWEB CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                      OKLAHOMA                          75-2954680
                      --------                          ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

           1607 WEST COMMERCE STREET                 DALLAS, TEXAS 75208
           -------------------------                 -------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AUGUST 31, 2002 - 4,990,500

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes              No  X
     ---            ---
================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

                  Statements of Operations                                   1
                  For the Three Month Periods Ended
                  August 31, 2002 and 2001

                  Balance Sheets as of August 31,                            2
                  2002 and May 31, 2002

                  Statements of Cash Flows for the                           3
                  Three Month Periods Ended August 31,
                  2002 and 2001

                  Notes to Financial Statements                              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           5

ITEM 3.  CONTROLS AND PROCEDURES                                             9

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  10

ITEM 2.  CHANGES IN SECURITIES                                              10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12

CERTIFICATIONS                                                              13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                  From Inception
                                                            August 31,                      (November 20,
                                               -----------------------------------             1995) to
                                                   2002                   2001               Aug.31, 2002
                                               ------------           ------------           ------------
  Sales                                        $     60,917           $     12,241           $    349,793

  Expenses:
   Research and development                            --                     --                  568,943
   Salaries and benefits                            181,198                 88,246              2,335,678
   General and administrative
    expenses                                        749,569                317,775             11,814,948
   Depreciation expense                              39,350                 30,386              1,015,217
   Impairment                                          --                     --                3,456,231
   Interest expense                                  57,807                 54,153              1,241,889
                                               ------------           ------------           ------------
         Total expenses                           1,027,924                490,560             20,432,906
                                               ------------           ------------           ------------
  Other income (expense):
   Gain on settlement
    of liabilities                                     --                     --                1,599,262
   Other                                               --                     --                  272,308
                                               ------------           ------------           ------------
         Total other income (expense)                  --                     --                1,871,570
                                               ------------           ------------           ------------

LOSS, BEFORE DISCONTINUED AND
 EXTRAORDINARY ITEMS                               (967,007)              (478,319)           (18,211,543)

LOSS FROM DISCONTINUED OPERATION                       --                  (40,725)            (2,809,945)

EXTRAORDINARY GAIN                                     --                     --                   68,616
                                               ------------           ------------           ------------

NET LOSS                                       $   (967,007)          $   (519,044)          $(20,952,872)
                                               ============           ============           ============

LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS            $      (0.25)          $      (0.10)
DISCONTINUED OPERATIONS                                --                    (0.01)
                                               ------------           ------------

LOSS PER COMMON SHARE                          $      (0.25)          $      (0.11)
                                               ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING               4,795,000              4,639,000
                                               ============           ============


The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                               August 31,               May 31,
                                                                  2002                   2002
                                                              ------------           ------------
           ASSETS
           ------
CURRENT ASSETS:
  Cash                                                        $     10,109           $     13,521
  Accounts receivable                                              101,374                 43,646
  Inventory                                                        470,045                204,446
                                                              ------------           ------------
     TOTAL CURRENT ASSETS                                          581,528                261,613

PROPERTY, PLANT AND EQUIPMENT, at cost                           7,997,899              7,453,529
Accumulated depreciation                                          (550,020)              (509,199)
                                                              ------------           ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                         7,447,879              6,944,330

OTHER ASSETS                                                       161,725                161,396
                                                              ------------           ------------


     TOTAL ASSETS                                             $  8,191,132           $  7,367,339
                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable                                              $  3,762,700           $  3,777,700
   Notes payable - related party                                   950,000                   --
   Accounts payable and accrued liabilities                      1,358,918                570,868
   Preferred dividends payable                                        --                  211,440
                                                              ------------           ------------
         TOTAL CURRENT LIABILITIES                               6,071,618              4,560,008

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par, 20,750,000 shares
   authorized; 750,000 outstanding                                      75                     75
  Common stock, $.0001 par value, 5,000,000,000
   authorized, outstanding - 4,990,500 and 4,691,625                   499                    469
  Additional paid-in capital                                    41,236,927             40,732,767
  Deficit accumulated during development stage                 (39,117,987)           (37,925,980)
                                                              ------------           ------------
         TOTAL STOCKHOLDERS' EQUITY                              2,119,514              2,807,331
                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  8,191,132           $  7,367,339
                                                              ============           ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended                  From Inception
                                                                         August 31,                      (November 20,
                                                            -----------------------------------             1995) to
                                                                2002                   2001               Aug.31, 2002
                                                            ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used)continuing
  operating activities                                      $   (421,286)          $  1,572,406           $ (2,964,260)
Net cash provided by (used) discontinued
  operating activities                                              --                   55,562             (1,335,901)
                                                            ------------           ------------           ------------
         Net cash flow provided by (used)
          operating activities                                  (421,286)             1,627,968             (4,300,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                             (544,876)            (3,458,118)            (9,795,260)
 Decrease in loans receivable                                       --                  100,025              2,052,010
 Proceeds from sale of equipment                                    --                     --                1,456,456
 Other                                                              --                     --                  380,241
                                                            ------------           ------------           ------------
         Net cash used in investing activities                  (544,876)            (3,358,093)            (5,906,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                     950,000              1,837,546             12,614,586
 Payments on notes payable                                       (15,000)                (7,985)            (1,507,071)
 Payments on savings certificates                                   --                     --               (2,909,248)
 Sale of treasury stock                                             --                     --                1,000,000
 Proceeds from issuance of common/preferred stock                 27,750                   --                1,018,556
                                                            ------------           ------------           ------------
         Net cash provided by financing activities               962,750              1,829,561             10,216,823
                                                            ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                   (3,412)                99,436                 10,109
CASH, beginning of period                                         13,521                 80,469                   --
                                                            ------------           ------------           ------------

CASH, end of period                                         $     10,109           $    179,905           $     10,109
                                                            ============           ============           ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2002, and the results of its operations and its cash flows for the three month periods ended August 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2002 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the three month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3. The computation of loss per share is computed by dividing the loss available to common stockholders by the weighted average shares outstanding for the period. For the three months ended August 31, 2002, loss available for common stockholders is determined by adding preferred dividends for the quarter in the amount of $225,000 to the loss from continuing operations and to net loss. There were no preferred dividends for the three months ended August 31, 2001. For the three month periods ended August 31, 2002 and 2001, the average common shares outstanding are 4,795,000 and 4,639,000, respectively. Convertible preferred stock is not considered as their effect is antidilutive.

4. During the three month period ended August 31, 2002, 10,000 shares of common stock were issued to an employee for services. Additionally, employee stock options were exercised in August, 2002 for 25,000 shares of common stock at $2.00 per share; 8,900 shares of common stock were accepted as partial compensation and subsequently cancelled.

5. Effective June 26, 2002, the Board of Directors authorized dividends on the Series 2001 preferred stock in the amount of $225,000. Additionally, the Board authorized payment of outstanding preferred dividends payable totaling $436,440 in the form of restricted common stock at the then market rate of $1.60 per share of common stock or 272,775 shares.

6. In September, 2002, PalWeb settled a claim by Roger Landress, a former officer at the time when PalWeb was operating as Cabec Energy Company, by a cash payment of $50,000 and issuance of 15,000 common stock. PalWeb has accrued $83,750 at August 31, 2002 as a result of the settlement. PalWeb intends to seek indemnification from the Union Group, Inc., the spinoff company of Cabec; however, there is no assurance that PalWeb will be successful.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include PalWeb Corporation ("PalWeb") and its wholly-owned subsidiary, Plastic Pallet Production, Inc. ("PPP").

         PalWeb is in the development stage. It has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations.

         PalWeb's primary business is the manufacturing and selling of plastic pallets, which is referred to herein as continuing operations. During the quarter ended August 31, 2002, PalWeb has continued to explore the possible marketing of its patent-pending PIPER 600 equipment to third parties, however generating pallet sales remain the company's main focus.

         As of August 31, 2002, production of plastic pallets has been approximately 10,600 for the quarter. PalWeb has a production capacity of approximately 40,000 pallets per month. As of August 31, 2002, PalWeb had 13 full-time and 18 temporary employees.

         This production level will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's August 2002 production level.

PRODUCTS

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

         PalWeb currently has three series of plastic pallets: Hawker, Granada and Tank. The following is a description of each series and its pallet line.

         o HAWKER SERIES PalWeb's Hawker Series pallets are all manufactured using the Company's proprietary fire retardant plastic blend.

            o THE HAWKER 4840 PICTURE-FRAME o THE HAWKER 4840 PRICTUR-FRAME interlocking pallet is the first in the Hawker Series. The Hawker 4840 utilizes a patented inter-locking design featuring CJ2TM fire retardant polymers that are UL 2335 certified. The Hawker 4840 has a static load capacity of 25,000 lbs., a datum load capacity of 2,500 lbs., and weighs approximately 53 lbs.

         o GRANADA SERIES The Granada series of pallets are manufactured using a blend of recycled plastic developed by the Company. The Granada series features a picture frame, nestable, stackable and three-runner pallet.

            o THE GRANADA PICTURE FRAME PALLET utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., a datum load capacity of 2,500 lbs., and weighs approximately 47.5 lbs.

            o THE GRANADA STACKABLE PALLET, which consists of the tops of the Granada Picture Frame, has a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Stackable weighs approximately 32 lbs.

            o THE GRANADA NESTABLE PALLET features a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Nestable weighs approximately 30 lbs.

            o THE GRANADA THREE-RUNNER PALLET with a datum load capacity of 1,200 lbs., features a dynamic load of 5,000 lbs. and a static load of 12,000 lbs. The Granada Three-Runner which weighs approximately 41 lbs., utilizes a design that allows for easier handling by electric plastic pallet trucks.

         o TANK SERIES PalWeb's Tank Series pallets are manufactured using virgin materials developed by the Company. The Tank Picture Frame Pallet is the first in the Tank Series.

            o THE TANK PICTURE FRAME PALLET which features the patented interlocking design, has a datum load capacity of 3,000 lbs., a dynamic load capacity of 5,000 lbs., a static load of 30,000 lbs., and weighs approximately 50 lbs.

         The Hawker 4840, Granada Picture Frame, Granada Three- Runner and Tank Picture Frame all successfully passed the CONTAINER TECHNOLOGIES LABORATORY INC., TEST ASTM D1185-98A which included open rack bend, compression, free fall impact, random vibration and incline impact tests.

         Inventory levels at August 31, 2002, included approximately 120 Hawker 4840 Pallets, 7,332 Granada Picture Frame Pallets, 1,604 Granada Stackable Pallets, 384 Granada Three-Runner Pallets, 405 Granada Nestable Pallets and 1,564 Tank Picture Frame Pallets.

SALES

         In May, 2002 PalWeb attended the Material Handling Industry of America
(MIHA) ProMat trade show which consisted of a comprehensive showcase of equipment, systems and technologies that offer productivity solutions through material handling. Over 40,000 professionals from over 80 countries around the world attended the event. The event proved to be a successful means to generating significant sales leads and helping to build PalWeb's distributor network. In August, as a direct result PalWeb signed a distribution agreement with Bosh Material Handling, Inc., a company with 20 years' experience in the material handling industry. The agreement allows Bosh to be a non-exclusive distributor of PalWeb's Granada Picture Frame and Nestable pallets. Through Bosh, PalWeb will provide a major international pharmaceutical company with up to 100,000 of the Company's Granada Picture Frame pallets through year end.

         During ProMat, PalWeb also made contact with a potential distributor in Canada with plans to attend two industry related trade shows in Toronto and Montreal during the second quarter of fiscal 2003. As a result of the leads generated during ProMat, PalWeb has again registered to attend ProMat 2003 to be held in Chicago, Illinois in February, 2003.

         As of August 31, 2002, sales for the quarter consisted of 130 Hawker 48 X 40 Pallets, 3,146 Granada Picture Frame Pallets, 429 Granada Stackable Pallets, 530 Granada Three-Runner Pallets, 834 Granada Nestable Pallets and 240 Tank Picture Frame Pallets.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2002, COMPARED TO THREE MONTH
PERIOD ENDED AUGUST 31, 2001

CONTINUED OPERATIONS

         Sales for the three month period ended August 31, 2002 were $60,917 compared to $12,241 in 2001 and sales revenues remained insufficient to cover material and operating costs. The increase was $48,676 and represents PalWeb's ongoing sales efforts as described above.

         Salary and benefits expense were $181,198 in the first three months of fiscal year 2003 compared to $88,246 in 2002 for an increase of $92,952. This increase is primarily due to the addition of another production shift and the position of Vice President Logistics. PalWeb is currently operating two shifts. Additional personnel may be required if sales increase further.

         The general and administrative expenses increased $431,794 or about 36% from $317,775 for the three months ended August 31, 2001 to $749,569 for the three months ended August 31, 2002. The principal reason for this increase is start-up costs required to operate the new production line and upgrade the original prototype equipment to produce nestable pallets. These costs included training, building modifications to accommodate the production line and reconfiguration of certain molds. In addition, PalWeb accrued $83,750 at August 31, 2002 in settlement of a claim by Roger

Landress through payment of $50,000 cash and 15,000 shares of common stock. PalWeb intends to pursue indemnification from the Union Group Inc.; however, there is no assurance that PalWeb will be successful in recovering the costs.

         Depreciation and amortization expense increased $8,964 from $30,386 for fiscal year 2002 to $39,350 for fiscal year 2003.

         Interest expense increased $3,654 from $54,153 in fiscal year 2002 to $57,807 in fiscal year 2003.

         The loss from continuing operations increased $488,688 from $478,319 for fiscal year 2002 to $967,007 for fiscal year 2003.

         After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $519,044, or $0.11 per share, compared to a net loss of $967,007 or $0.25 per share in 2003 for an increase of $447,963.

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

         Due to its development stage status, PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through August 31, 2002, has been provided by loans from entities controlled by Mr. Paul Kruger, PalWeb's Chairman and Chief Executive Officer, and from entities affiliated with Warren Kruger, Paul Kruger's brother and a director of PalWeb, and through the offering of 2001 Preferred Stock described below to the same persons. In addition, the bank line of credit discussed below under "Line of Credit" was obtained with the personal guarantees of Paul Kruger and Warren Kruger plus a lien on all equipment. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

LINE OF CREDIT

         On December 11, 2001, PalWeb, through its subsidiary PPP, entered into a loan agreement with The F&M Bank and Trust Company ("F&M") dated December 11, 2001 (the "Loan Agreement"), whereby PPP issued a revolving note due December 31, 2002 (the "Revolving Note"), for a $3,000,000 line of credit at prime plus 0.25%. In addition, on September 20, 2002, F&M extended an additional $500,000 under the same terms as the original line of credit.

OTHER

         PalWeb had accumulated a working capital deficit of $5,490,090 at August 31, 2002, which includes $2,992,700 due to F&M, $950,000 due to Paul Kruger and $1,358,968 in accounts payable and accrued liabilities. The $950,000 due to Paul Kruger resulted from the advance by Mr. Kruger of $950,000 under the $1,000,000 loan given to PalWeb by Mr. Kruger in connection with the sale of PP Financial, Inc., to Mr. Kruger as previously reported under "Acquisition and Disposition of Paceco Financial" in Item 1 and "Loan from Paul Kruger" in Item 6 of PalWeb's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed on September 13, 2002. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing to progress beyond the development stage. There is no assurance that PalWeb will secure such financing.

         PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

MATERIAL RISKS
--------------

         PalWeb is in the development stage, it has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2002, which was filed on September 13, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

         PalWeb's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures. Such officers have concluded that PalWeb's disclosure controls and procedures are effective to ensure that information required to be disclosed by PalWeb in this report is accumulated and communicated to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in PalWeb's internal controls or other factors that could significantly affect such controls as of the date of this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Roger Landress v. PalWeb Corporation f/k/a Cabec Energy Corporation, Cause No. 01- 08731, filed in the 192nd Judicial District, District Court of Dallas County, Texas, on October 8, 2001.

         Roger Landress asserted that he is due certain payments and stock options from PalWeb, valued in excess of $1,000,000, in connection with an employment agreement that was allegedly entered into between Mr. Landress and PalWeb on September 1, 1996, at a time when PalWeb's name was Cabec Energy Corporation. PalWeb disputed the allegations contained in Mr. Landress's petition, asserted affirmative defenses, such as that the lawsuit was barred by the applicable statute of limitations and that Mr. Landress resigned his position as part of a merger. PalWeb believed that Mr. Landress terminated his employment prior to November 1998, when the company's oil and gas activities were spun off to the Union Group.

         In an Agreement of Settlement and Release dated as of September 23, 2002, the parties agreed to settle the litigation. Under the terms of the settlement, PalWeb agreed to pay to the plaintiff $50,000 in cash and to issue to the plaintiff and to the plaintiff's attorneys a total of 15,000 shares of PalWeb's restricted common stock at an effective price of $2.25 per share as of the date the settlement was authorized by PalWeb's Board of Directors. Such shares have not yet been issued.

         The Union Group Inc. indemnified the company for all liabilities associated with the prior oil and gas activities and may be responsible for indemnifying PalWeb in connection with this matter. PalWeb intends to seek such indemnification, but there is no assurance that PalWeb will be successful.

ITEM 2.  CHANGES IN SECURITIES

         On May 30, 2002, PalWeb's Board of Directors approved a stock grant of 10,000 of PalWeb's restricted common stock to a key employee to be vested effective as of May 30, 2002. The employee serves the company in an administrative and marketing capacity. The shares were granted to the employee in lieu of an annual cash bonus for 2001 at an effective price of $4.00 per share on the date the grant was authorized. However, the shares were not issued until June 26, 2002.

         In connection with the settlement of certain litigation, PalWeb agreed to issue 15,000 shares of restricted common stock. For more information regarding such transaction, refer to Item 1, Legal Proceedings, in this Form 10-QSB.

         Holders of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends due on March 31, 2002, and on June 30, 2002, the holders of such 2001 Preferred Stock agreed to accept common stock of PalWeb, and PalWeb's Board of Directors approved the payment of such dividends in the form of 272,775 shares of the authorized but unissued shares of the company's common stock at an effective price of $1.60 per share as of the date such payment of shares was authorized.

         PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the stock and the stock dividend set forth above. All parties listed above are sophisticated persons or entities. All of the purchasers executed investment letters representing that they had sufficient access to information to make the investment and acknowledging the restrictions on transfer of the stock. There was no underwriting, and no commissions were paid to any party upon the issuance of such stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

               10.1 Non Exclusive Distribution Agreement between PalWeb Corporation and Bosh Material Handling Incorporated dated August 5, 2002 (included herein by reference to Exhibit 10.23 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed on September 13, 2002).

               11.1 Computation of Loss per Share is in Note 3 in the Notes to the financial statements.

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

         B.  Reports on Form 8-K

         No reports on Form 8-K were filed by PalWeb during the three months ended August 31, 2002.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                             PALWEB CORPORATION
                                       ------------------------------------
                                            (Registrant)

Date:    October 14, 2002                  /s/ Paul A. Kruger
                                       ------------------------------------
                                           Paul A. Kruger
                                           Chairman of the Board and President

CERTIFICATIONS

I, Paul A. Kruger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PalWeb Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002                    /s/ Paul A. Kruger
                                          --------------------------------------
                                          Paul A. Kruger
                                          Chairman of the Board and President
                                          (Principal Executive Officer)

CERTIFICATIONS

I, William W. Rahhal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PalWeb Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002                     /s/ William W. Rahhal
                                          -----------------------------------
                                          William W. Rahhal
                                          Chief Financial Officer
                                          (Principal Financial Officer)