Form 10QSB
period 2002-11-30
PALWEB CORP
filed 2003-01-14
CIK 1088413

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002



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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: NOVEMBER 30, 2002 - 5,155,373

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes [_]   No [X]
================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           PAGE

                  Balance Sheets as of November 30,                       1
                  2002 and May 31, 2002

                  Statement of Operations                                 2
                  For the Six Month Periods Ended
                  November 30, 2002 and 2001

                  Statements of Operations                                3
                  For the Three Month Periods Ended
                  November 30, 2002 and 2001

                  Statements of Cash Flows for the                        4
                  For the Six Month Periods Ended
                  November 30, 2002 and 2001

                  Notes to Financial Statements                           5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7

ITEM 3.  CONTROLS AND PROCEDURES                                         13

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               13

ITEM 2.  CHANGES IN SECURITIES                                           13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                               16

CERTIFICATIONS                                                           17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                            November 30,            May 31,
                                                                2002                 2002
                                                            ------------         ------------
           ASSETS
           ------
CURRENT ASSETS:
  Cash                                                      $     10,109         $     13,521
  Accounts receivable                                            481,448               43,646
  Inventory                                                      354,735              204,446
                                                            ------------         ------------
     TOTAL CURRENT ASSETS                                        846,292              261,613

PROPERTY, PLANT AND EQUIPMENT, at cost                         8,210,777            7,453,529
Accumulated depreciation                                        (624,002)            (509,199)
                                                            ------------         ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                       7,586,775            6,944,330

OTHER ASSETS                                                     153,268              161,396
                                                            ------------         ------------
     TOTAL ASSETS                                           $  8,586,335         $  7,367,339
                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable                                            $  4,242,700         $  3,777,700
   Notes payable - related party                               2,150,000                   --
   Accounts payable and accrued liabilities                    1,114,911              570,868
   Preferred dividends payable                                        --              211,440
                                                            ------------         ------------
         TOTAL CURRENT LIABILITIES                             7,507,611            4,560,008

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par, 20,750,000 shares
   authorized; 750,000 outstanding                                    75                   75
  Common stock, $.0001 par value, 5,000,000,000
   authorized, outstanding - 5,155,373 and 4,691,625                 516                  469
  Additional paid-in capital                                  41,517,969           40,732,767
  Deficit                                                    (40,439,836)         (37,925,980)
                                                            ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                            1,078,724            2,807,331
                                                            ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  8,586,335         $  7,367,339
                                                            ============         ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Six Months Ended
                                                        November 30,
                                             -------------------------------
                                                 2002                2001
                                             -----------         -----------
SALES                                        $   573,929         $    38,788

COST OF SALES                                  1,439,863             315,053
                                             -----------         -----------
GROSS PROFIT (LOSS)                             (865,934)           (276,265)

EXPENSES:
   General and administrative expense            752,281             634,518
   Impairment of fixed assets                    310,875                  --
   Interest expense                              135,833             105,094
                                             -----------         -----------
         TOTAL EXPENSES                        1,198,989             739,612
                                             -----------         -----------
LOSS, BEFORE DISCONTINUED OPERATIONS          (2,064,923)         (1,015,877)

LOSS FROM DISCONTINUED OPERATIONS                     --            (104,818)
                                             -----------         -----------
NET LOSS                                     $(2,064,923)        $(1,120,695)
                                             ===========         ===========

LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS          $     (0.51)        $     (0.22)
DISCONTINUED OPERATIONS                               --               (0.02)
                                             -----------         -----------
LOSS PER COMMON SHARE                        $     (0.51)        $     (0.24)
                                             ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            4,934,000           4,644,000
                                             ===========         ===========




The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three Months Ended
                                                       November 30,
                                             -------------------------------
                                                 2002                2001
                                             -----------         -----------
SALES                                       $    513,012        $     26,547

COST OF SALES                                    813,218             220,414
                                             -----------         -----------
GROSS PROFIT (LOSS)                             (300,206)           (193,867)

EXPENSES:
   General and administrative
    expense                                      408,809             292,750
   Impairment of fixed assets                    310,875                  --
   Interest expense                               78,026              50,941
                                             -----------         -----------
         TOTAL EXPENSES                          797,710             343,691
                                             -----------         -----------
LOSS, BEFORE DISCONTINUED OPERATIONS          (1,097,916)           (537,558)

LOSS FROM DISCONTINUED OPERATIONS                     --             (64,093)
                                             -----------         -----------

NET LOSS                                    $ (1,097,916)       $   (601,651)
                                             ===========         ===========

LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS         $      (0.26)       $      (0.12)
DISCONTINUED OPERATIONS                               --               (0.01)
                                             -----------         -----------
LOSS PER COMMON SHARE                       $      (0.26)       $      (0.13)
                                             ===========         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING            5,073,000           4,650,000
                                             ===========         ===========







The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                     November 30,
                                                          ---------------------------------
                                                              2002                 2001
                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used) continuing
 operations                                               $(1,585,870)         $    543,272
Net cash provided by (used) discontinued
 operations                                                         --              (24,244)
                                                          ------------         ------------
         Net cash flow provided by (used)
      operations                                            (1,585,870)             519,028


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                         (1,068,123)          (4,272,534)
 Decrease in loans receivable                                       --              225,389
 Other                                                           7,831                   --
                                                          ------------         ------------
         Net cash used in investing activities              (1,060,292)          (4,047,145)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from notes payable                                 2,650,000            3,721,820
 Payments on notes payable                                     (35,000)             (20,398)
 Proceeds from issuance of common stock                         27,750                   --
                                                          ------------         ------------
         Net cash provided by financing activities           2,642,750            3,701,422
                                                          ------------         ------------
NET INCREASE (DECREASE) IN CASH                                 (3,412)             173,305
CASH, beginning of period                                       13,521               80,469
                                                          ------------         ------------
CASH, end of period                                       $     10,109         $    253,774
                                                          ============         ============


NONCASH ACTIVITIES:
 Issuance of common stock in payment of
  preferred dividends                                     $    660,374                   --
 Issuance of common stock in payment of
  liabilities and claims                                        97,126                   --
 Conversion of preferred stock to common                            --                   55
 Amortization of deferred income to
  additional paid-in capital                                        --               70,704



The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2002, and the results of its operations and its cash flows for the six month and three month periods ended November 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2002 and the notes thereto included in the Company's Form 10-KSB.

2. PalWeb was classified a development stage company from its inception November 20, 1995 to August 31, 2002. The accumulated deficit during the development stage totaled $39,117,987.

3. The results of operations for the six month and three month periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

4. The computation of loss per share is computed by dividing the loss available to common stockholders by the weighted average shares outstanding for the periods. For the six month and three month periods ended November 30, 2002, loss available to common stockholders is determined by adding preferred dividends for the periods in the amounts of $448,934 and $225,000, respectively, to the loss from continuing operations and to net loss. There were no preferred dividends for the comparable periods ended November 30, 2001. For the six month periods ended November 30, 2002 and 2001, the average common shares outstanding are 4,934,000 and 4,644,000, respectively. For the three month periods ended November 30, 2002 and 2001, the average common shares outstanding are 5,073,000 and 4,650,000, respectively. Convertible preferred stock is not considered as its effect is antidilutive.

5. PalWeb incurred an expense of $310,875 in fiscal year 2003 to record the impairment of certain production equipment. PalWeb wrote down the cost of its original prototype injection molding machine and related molds to the value of the expected future cash flows.

6. Effective October 17, 2002, PalWeb's Board of Directors authorized the issuance of 15,584 shares of common stock at the then market rate of $1.50 per share to Paul Kruger in payment of $23,376 of accrued interest as of October 31, 2002, on notes payable to Mr. Kruger.

7. Effective October 17, 2002, the Board of Directors authorized dividends on the Series 2001 preferred stock in the amount of $223,934 as of September 30, 2002. Additionally, the Board authorized payment of such preferred dividends in the form of restricted common stock at the then market rate of $1.50 per share of common stock or 149,289 shares.

8. See "Management Discussion and Analysis, Liquidity and Capital Resources," for discussion regarding the January 10, 2003, refinancing of debt by Paul Kruger through issuance of a $7,000,000 note payable at 3% above prime rate of interest, due June 4, 2004.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include PalWeb and its wholly-owned subsidiary, Plastic Pallet Production, Inc. ("PPP").

         PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations.

         PalWeb's primary business is the manufacturing and selling of plastic pallets, which is referred to herein as continuing operations. During the period ended November 30, 2002, PalWeb has continued to explore the possible marketing of its patent-pending PIPER 600 equipment to third parties; however generating pallet sales remain the company's main focus.

         For the month of November 2002, production of plastic pallets was approximately 10,000. PalWeb has a production capacity of approximately 40,000 pallets per month. As of November 30, 2002, PalWeb had 18 full-time and 18 temporary employees. Temporary employees are used to supplement the manufacturing process as necessary.

         This production level will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's current production levels.

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

PRODUCTS

         PalWeb currently has three series of plastic pallets: Hawker, Granada and Tank. The following is a description of each series and its pallet line.

         o HAWKER SERIES PalWeb's Hawker Series pallets are all manufactured using the Company's proprietary fire retardant plastic blend.

               o THE HAWKER 4840 PICTURE-FRAME interlocking pallet is the first in the Hawker Series. The Hawker 4840 utilizes a patented inter-locking design featuring CJ2TM fire retardant polymers that are UL 2335 certified. The Hawker 4840 has a static load capacity of 25,000 lbs., and weighs approximately 53 lbs.

         o GRANADA SERIES The Granada series of pallets are manufactured using a blend of recycled plastic developed by the Company. The Granada series features a picture frame, nestable, stackable and three-runner pallet.

               o THE GRANADA PICTURE FRAME PALLET utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., rackable load of 2,800 lbs., and weighs approximately 47.5 lbs.

               o THE GRANADA STACKABLE PALLET, which consists of the tops of the Granada Picture Frame, has a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Stackable weighs approximately 32 lbs.

               o THE GRANADA NESTABLE PALLET features a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Nestable weighs approximately 30 lbs.

               o THE GRANADA THREE-RUNNER PALLET with a free-span racking capacity of 1,200 lbs., features a dynamic load of 5,000 lbs. and a static load of 12,000 lbs. The Granada Three-Runner which weighs approximately 41 lbs., utilizes a design that allows for easier handling by electric plastic pallet trucks.

         o TANK SERIES PalWeb's Tank Series pallets are manufactured using virgin materials developed by the Company. The Tank Picture Frame Pallet is the first in the Tank Series.

               o The Tank Picture Frame Pallet which features the patented interlocking design, has a static load of 30,000 lbs., and weighs approximately 50 lbs.

         The Hawker 4840, Granada Picture Frame, Granada Three- Runner and Tank Picture Frame all successfully passed the CONTAINER TECHNOLOGIES LABORATORY INC., TEST ASTM D1185-98A which included open rack bend, compression, free fall impact, random vibration and incline impact tests.

SALES

         PalWeb primary marketing efforts are the development of distributors in key geographic locations and attendance at material handling trade shows.

         Sales for the six months ended November 30, 2002, consisted of 230 Hawker 4840 Pallets, 13,807 Granada Picture Frame Pallets, 3,327 Granada Nestable and Stackable Pallets, 4,650 Granada Three-Runner Pallets, and 1,638 Tank Picture Frame Pallets.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2002, COMPARED TO SIX MONTH
PERIOD ENDED NOVEMBER 30, 2001

CONTINUED OPERATIONS

         Sales for the six month period ended November 30, 2002 were $573,929 compared to $38,788 in fiscal year 2001. Sales revenues remained insufficient to cover material and operating costs. The increase of $535,141 represents PalWeb's ongoing sales efforts as described above.

         Cost of sales was $1,439,863 in fiscal year 2003 compared to $315,053 in fiscal year 2002 for an increase of $1,124,810. The principal reason for this increase is a combination of (1) start-up costs required to operate the new production line and upgrade the original prototype equipment to produce nestable pallets and (2) costs related to the increased production including the addition of another production shift, materials, depreciation and utilities. Start-up costs included training, building modifications to accommodate the production line and reconfiguration of certain molds. PalWeb is currently operating two shifts. Additional personnel may be required if sales increase further.

         The general and administrative expenses increased $117,763 from $634,518 for fiscal year 2002 to $752,281 for fiscal year 2003. This increase is primarily due to the addition of personnel and commissions on sales of pallets. In addition, PalWeb incurred $83,750 in settlement of a claim by Roger Landress through payment of $50,000 cash and the issuance of 15,000 shares of common stock. PalWeb intends to pursue indemnification from the Union Group Inc.; however, there is no assurance that PalWeb will be successful in recovering the costs.

         During the period ended November 30, 2002, PalWeb wrote down the cost of its original prototype injection molding machine and related molds. An expense of $310,875 was recorded to reduce the cost of this equipment to the expected future cash flows.

         Interest expense increased $30,739 from $105,094 in fiscal year 2002 to $135,833 in fiscal year 2003. The debt outstanding at November 30, 2001, was exchanged for preferred stock on January 4, 2002. The debt outstanding at November 30, 2002, was incurred subsequent to January 4, 2002, to fund additions to property and equipment and working capital.

         The loss from continuing operations increased $1,049,046 from $1,015,877 for fiscal year 2002 to $2,064,923 for fiscal year 2003.

         After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $1,120,695, or $0.24 per share, compared to a net loss of $2,064,923 or $0.51 per share in fiscal year 2003 for an increase of $944,228.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2002, COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2001

CONTINUED OPERATIONS

         Sales for the three month period ended November 30, 2002 were $513,012 compared to $26,547 in 2001 and sales revenues remained insufficient to cover material and operating costs. The increase was $486,465 and represents PalWeb's ongoing sales efforts as described above.

         Cost of sales were $813,218 in fiscal year 2003 compared to $220,414 in fiscal year 2002 for an increase of $592,804. The principal reason is the increased production of pallets including costs associated with the addition of another production shift, materials, depreciation, repairs and maintenance and utilities . PalWeb is currently operating two shifts. Additional personnel may be required if sales increase further.

         The general and administrative expenses increased $116,059 from $292,750 for fiscal year 2002 to $408,809 for fiscal year 2003. This increase is primarily due to the addition of personnel and commission on sales of pallets.

         During the three month period ended November 30, 2002, PalWeb wrote down the cost of its original prototype injection molding machine and related molds. An expense of $310,875 was recorded to reduce the cost of this equipment to the expected future cash flows.

         Interest expense increased $27,085 from $50,941 in fiscal year 2002 to $78,026 in fiscal year 2003. The debt outstanding at November 30, 2001 was exchanged for preferred stock on January 4, 2002. The debt outstanding at November 30, 2002, was incurred subsequent to January 4, 2002 to fund additions to property and equipment and working capital.

         The loss from continuing operations increased $560,358 from $537,558 for fiscal year 2002 to $1,097,916 for fiscal year 2003.

         After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $601,651, or $0.13 per share, compared to a net loss of $1,097,916 or $0.26 per share in fiscal year 2003 for an increase of $496,265.

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

         PalWeb has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that PalWeb has received through November 30, 2002, has been provided by loans from entities controlled by Mr. Paul Kruger, PalWeb's former Chairman and Chief Executive Officer, and from entities affiliated with Warren Kruger, Paul Kruger's brother and current President and a director of PalWeb, and through the offering of 2001 Preferred Stock. In addition, PalWeb's former bank line of credit, which was outstanding on November 30, 2002, was obtained with the personal guarantees of Paul Kruger and Warren Kruger plus a lien on all equipment. The bank line of credit is being replaced with financing provided by Paul Kruger pursuant to an agreement with PalWeb and PPP reached on January 10, 2003. For further discussion of the financing provided by Paul Kruger, see "Paul Kruger Financing" below. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

OTHER

         PalWeb has accumulated a working capital deficit of approximately $6,661,000 at November 30, 2002, which includes $3,492,700 due to The F&M Bank & Trust Company, $2,150,000 due to Paul Kruger, $750,000 mortgage payable to Texas Capital Bank due January 1, 2003 and $1,114,911 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing until it can generate sufficient sales to support its operations. There is no assurance that PalWeb will secure such financing.

  YORKTOWN FINANCING

      Subsequent to November 30, 2002, Yorktown Management & Financial Services, L.L.C. ("Yorktown"), an entity with which Warren Kruger is affiliated, agreed to loan PalWeb and PPP up to $500,000 pursuant to an unsecured promissory note with interest at the fixed rate of nine percent (9%) per annum. The principal and interest due under the note mature on January 4, 2003, with automatic extensions for successive thirty (30) day periods until Yorktown provides notice of its election not to further extend such maturity. Through the filing date of this report, Yorktown had advanced $402,953 under the note. Yorktown has not provided any notice of an election not to extend the maturity of the note.

  PAUL KRUGER FINANCING

      At November 30, 2002, PalWeb had outstanding bank financing provided by The F&M Bank and Trust Company ("F&M"), and PPP had granted a deed of trust on its building to secure indebtedness to Texas Capital Bank ("Texas Capital"). The F&M financing and the Texas Capital loan are being replaced by a loan provided by Paul Kruger, PalWeb's former Chairman and Chief Executive Officer. The Yorktown financing discussed above is not being repaid pursuant to the loan from Paul Kruger. Effective January 10, 2003, PalWeb entered into a Loan Agreement with Paul Kruger whereby Mr. Kruger will provide $7,000,000 in financing at 3% above the prime rate of interest due June 4, 2004 (the "Loan Agreement"). The proceeds will be used to pay the outstanding debt to F&M, Texas Capital and to Paul Kruger. Mr. Kruger, along with an officer and two employees associated with Mr. Kruger, and Lyle Miller, a director, will resign their employment and director positions with PalWeb, and:

      (1) Those resigning will become fully vested with respect to all PalWeb common stock options previously granted to them and will receive extensions on the exercise of such options for a period of five (5) years from the effective date of the Paul Kruger loan, or until January 10, 2008, at the same exercise price.

      (2) Mr. Kruger will receive a non-exclusive distribution agreement to acquire pallets at PPP's F.O.B. price at PPP's plant in Dallas, Texas, less the greatest discounts or concessions made to any of PPP's other distributors for similar kinds and quantities of products. The agreement may be terminated by either party upon thirty (30) days written notice to the other party.

      (3) Mr. Kruger will receive an assignment of a $20,000,000 default judgement that PalWeb holds in its favor against Wolfgang Ullrich, a German citizen. PalWeb will have the option to participate pro rata with Paul Kruger in any or all of the judgment proceeds by electing to pay a share of the costs associated with enforcement and collection of the judgment.

      (4) Pursuant to the Loan Agreement, to secure the financing provided by Mr. Kruger, PalWeb and PPP have granted to Mr. Kruger a lien on all assets of PPP, and PalWeb has granted to Mr. Kruger a pledge of its stock in PPP.

      In addition, in connection with the Loan Agreement, PalWeb and PPP have agreed, among other things, not to engage in the following activities without the written consent of Paul Kruger:

         o create, assume or suffer to exist certain liens, charges or encumbrances on the properties encumbered to Mr. Kruger;

         o sell, assign, transfer, convey, or encumber their assets;

         o create, assume or suffer to exist any indebtedness in excess of $500,000 in any single year;

         o make certain loans, advances or extensions of credit;

         o merge, consolidate, enter into certain business combinations, or acquire substantially all of the assets of any other corporation;

         o liquidate either corporation;

         o engage in any business activities substantially different from or unrelated to their present or proposed business activities;

         o declare or pay certain cash or asset dividends; or

         o permit intercompany transfers, loans or advances to other companies related to either PalWeb or PPP.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No changes during the period.

ITEM 2.  CHANGES IN SECURITIES

         Effective October 17, 2002, PalWeb authorized the issuance of 15,584 shares of common stock in payment of interest expense accrued through October 31, 2002, in the amount of $23,376 on notes payable to Paul Kruger.

         Holders of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001

Preferred Stock") are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends $223,934 due on September 30, 2002, the holders of such 2001 Preferred Stock agreed to accept common stock of PalWeb, and PalWeb's Board of Directors approved the payment of such dividends in the form of 149,289 shares of the authorized but unissued shares of the company's common stock at an effective price of $1.50 per share as of the date such payment of shares was authorized.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

              10.1 Promissory Note in the amount of $500,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Yorktown Management & Financial Services, Inc., dated December 4, 2002 (submitted herewith).

              10.2 Letter Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.3 Loan Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.4 Promissory Note in the amount of $7,000,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.5 Stock Pledge Agreement executed by PalWeb Corporation in favor of Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.6 Security Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.7 Deed of Trust executed by Plastic Pallet Production, Inc., in favor of Paul A. Kruger dated January 10, 2003 (submitted herewith).

              10.8 Letter Agreement between PalWeb Corporation and Lyle W. Miller dated

                     January 10, 2003 (amending terms of outstanding stock options)(submitted herewith).

              11.1 Computation of Loss per Share is in Note 3 in the Notes to the financial statements.

              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

         B. Reports on Form 8-K

         One report on Form 8-K was filed by PalWeb during the three months ended November 30, 2002, regarding a change in auditors.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                 PALWEB CORPORATION
                                         ------------------------------------
                                                    (Registrant)

Date: January 14, 2003                   /s/ Warren F. Kruger
                                         ------------------------------------
                                         Warren F. Kruger
                                         President and Chief Executive Officer

CERTIFICATIONS

I, Warren F. Kruger, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Date: January 14, 2003                   /s/ Warren F. Kruger
                                         ------------------------------------
                                         Warren F. Kruger
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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




Date: January 14, 2003                   /s/ William W. Rahhal
                                         ------------------------------------
                                         William W. Rahhal
                                         Chief Financial Officer
                                         (Principal Financial Officer)