Form 10QSB
period 2003-02-28
PALWEB CORP
filed 2003-04-14
CIK 1088413

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003



[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number        000-26331
                            -------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: APRIL 9, 2003 - 5,530,751

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes  [_]     No   [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            PAGE

            Balance Sheets as of February 28,                              1
            2003 and May 31, 2002

            Statements of Operations                                       2
            For the Nine Month Periods Ended
            February 28, 2003 and 2002

            Statements of Operations                                       3
            For the Three Month Periods Ended
            February 28, 2003 and 2002

            Condensed Statements of Cash Flows                             4
            For the Nine Month Periods Ended
            February 28, 2003 and 2002

            Notes to Financial Statements                                  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7

ITEM 3.  CONTROLS AND PROCEDURES                                          12

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                13

ITEM 2.  CHANGES IN SECURITIES                                            13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURE                                                                 15

CERTIFICATIONS                                                            16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                       February 28,           May 31,
                                                           2003                 2002
                                                       ------------         ------------
           ASSETS
           ------
CURRENT ASSETS:
  Cash                                                 $     58,691         $     13,521
  Accounts receivable                                       228,020               43,646
  Inventory                                                 469,391              204,446
                                                       ------------         ------------
     TOTAL CURRENT ASSETS                                   756,102              261,613

PROPERTY, PLANT AND EQUIPMENT, at cost                    8,424,875            7,453,529
Accumulated depreciation                                   (652,736)            (509,199)
                                                       ------------         ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                  7,772,139            6,944,330

OTHER ASSETS                                                157,471              161,396
                                                       ------------         ------------
     TOTAL ASSETS                                      $  8,685,712         $  7,367,339
                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable                                       $         --         $  3,777,700
   Note payable-related party                               401,952                   --
   Accounts payable and accrued liabilities                 685,193              570,868
   Preferred dividends payable                                   --              211,440
                                                       ------------         ------------
         TOTAL CURRENT LIABILITIES                        1,087,145            4,560,008

LONG-TERM DEBT-RELATED PARTY                              7,000,000                   --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par, 20,750,000
   shares authorized; 750,000 outstanding                        75                   75
  Common stock, $.0001 par value, 5,000,000,000
   authorized; outstanding - 5,530,751 and
    4,691,625, respectively                                     553                  469
  Additional paid-in capital                             41,744,782           40,732,767
  Deficit                                               (41,146,843)         (37,925,980)
                                                       ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                         598,567            2,807,331
                                                       ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  8,685,712         $  7,367,339
                                                       ============         ============

The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Nine Months Ended
                                                             February 28,
                                                 -----------------------------------
                                                     2003                   2002
                                                 ------------           ------------
SALES                                            $    980,933           $     48,189

COST OF SALES, including depreciation
 of $136,890 and $104,639, respectively             1,901,067                399,814
                                                 ------------           ------------
GROSS PROFIT (LOSS)                                  (920,134)              (351,625)

EXPENSES:
  General and administrative
    expenses                                        1,051,634              1,059,612
  Impairment                                          310,875                     --
  Interest expense                                    262,437                115,943
                                                 ------------           ------------
         Total expenses                             1,624,946              1,175,555
                                                 ------------           ------------
LOSS, BEFORE DISCONTINUED OPERATIONS               (2,545,080)            (1,527,180)

LOSS FROM DISCONTINUED OPERATION                           --               (132,224)
                                                 ------------           ------------
NET LOSS                                         $ (2,545,080)          $ (1,659,404)
                                                 ============           ============


LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS              $      (0.64)          $      (0.33)
DISCONTINUED OPERATIONS                                    --                  (0.03)
                                                 ------------           ------------
LOSS PER COMMON SHARE                            $      (0.64)          $      (0.36)
                                                 ============           ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 5,020,000              4,654,000
                                                 ============           ============








The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended
                                                             February 28,
                                                 -----------------------------------
                                                     2003                   2002
                                                 ------------           ------------
SALES                                            $    407,004           $      9,401

COST OF SALES, including depreciation
 of $27,084 and $46,367, respectively                 461,204                 84,761
                                                 ------------           ------------
GROSS PROFIT (LOSS)                                   (54,200)               (75,360)

EXPENSES:
  General and administrative
    expense                                           299,353                425,094
  Impairment                                               --                     --
  Interest expense                                    126,604                 10,849
                                                 ------------           ------------
         Total expenses                               425,957                435,943
                                                 ------------           ------------
LOSS, BEFORE DISCONTINUED OPERATIONS                 (480,157)              (511,303)

LOSS FROM DISCONTINUED OPERATION                           --                (27,406)
                                                 ------------           ------------
NET LOSS                                         $   (480,157)          $   (538,709)
                                                 ============           ============

LOSS PER COMMON SHARE:


LOSS BEFORE DISCONTINUED OPERATIONS              $      (0.14)          $      (0.11)
DISCONTINUED OPERATIONS                                    --                  (0.01)
                                                 ------------           ------------
LOSS PER COMMON SHARE                            $      (0.14)          $      (0.12)
                                                 ============           ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 5,179,000              4,665,000
                                                 ============           ============









The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                   February 28,
                                                        -----------------------------------
                                                            2003                   2002
                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used by continuing operations                  $ (2,192,442)          $ (2,885,145)
Net cash used by discontinued operations                          --                (38,254)
                                                        ------------           ------------
         Net cash flow used in operations                 (2,192,442)            (2,923,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       (1,282,221)            (3,905,567)
 Decrease in loans receivable                                     --                617,124
 Proceeds from sale of equipment                                  --                     --
 Other                                                      (132,169)                    --
                                                        ------------           ------------
         Net cash used in investing activities            (1,414,390)            (3,288,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                  7,401,952              6,956,820
 Payments on notes payable                                (3,777,700)              (185,091)
 Payments on savings certificates                                 --             (1,357,306)
 Sale of treasury stock                                           --              1,000,000
 Proceeds from issuance of
  common/preferred stock                                      27,750                522,676
                                                        ------------           ------------
         Net cash provided by financing
            activities                                     3,652,002              6,937,099
                                                        ------------           ------------
NET INCREASE IN CASH                                          45,170                725,257
CASH, beginning of period                                     13,521                 80,469
                                                        ------------           ------------
CASH, end of period                                     $     58,691           $    805,726
                                                        ============           ============


NONCASH ACTIVITIES:
 Issuance of common stock for:
   Payment of preferred dividends                       $    887,223           $         --
   Payment of liabilities and claims                          97,126                     --
 Issuance of preferred stock for:
   Retirement of debt                                             --              6,440,579
   Acquisition of property                                        --                725,344
 Debt assumed in acquisition of property                          --                813,255
 Conversion of preferred stock to common                          --                     55
 Amortization of deferred income to
  additional paid-in capital                                      --                 82,388


The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2002, and the results of its operations and its cash flows for the nine month and three month periods ended February 28, 2003 and 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2002 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the nine month and three month periods ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

3. The computation of loss per share is computed by dividing the loss available to common stockholders by the weighted average shares outstanding for the periods. For the nine month and three month periods ended February 28, 2003, loss available to common stockholders is determined by adding preferred dividends for the periods in the amounts of $675,783 and $226,849, respectively, to the loss from continuing operations and to net loss. There were no preferred dividends for the comparable periods ended February 28, 2002. For the nine month periods ended February 28, 2003 and 2002, the average common shares outstanding are 5,020,000 and 4,654,000, respectively. For the three month periods ended February 28, 2003 and 2002, the average common shares outstanding are 5,179,000 and 4,665,000, respectively. Convertible preferred stock is not considered as its effect is antidilutive.

4. PalWeb incurred an expense of $310,875 in fiscal year 2003 to record the impairment of certain production equipment. PalWeb wrote down the cost of its original prototype injection molding machine and related molds to the value of the expected future cash flows.

5. Effective October 17, 2002, PalWeb's Board of Directors authorized the issuance of 15,584 shares of common stock at the then market rate of $1.50 per share to Paul Kruger in payment of $23,376 of accrued interest as of October 31, 2002, on notes payable to Mr. Kruger.

6. During the nine month period ended February 28, 2003, the Board of Directors authorized dividends on the Series 2001 preferred stock in the total amount of $675,783. Further, the board authorized payment of unpaid preferred dividends in the form of restricted common stock at the then market rate as follows:

         Date of                            Stock           Common
         Dividend           Amount          Price           Shares
         --------           ------          -----           ------

          3/31/02          $211,440         $1.60           132,150
          6/31/02           225,000          1.60           140,625
          9/30/02           223,934          1.50           148,589
         12/31/02           226,849          0.63           360,078

     The board also authorized that, until further notice, future dividends on the Series 2001 preferred stock will be paid in the form of common stock based on the average stock price as of the date of record.

7. See "Management Discussion and Analysis, Liquidity and Capital Resources," for discussion regarding a $500,000, 9% interest, unsecured note payable due March 4, 2003 and a line of credit provided by Paul Kruger through issuance of a $7,000,000 note payable at 3% above prime rate of interest, due June 4, 2004.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

     The consolidated statements include PalWeb and its wholly-owned subsidiary, Plastic Pallet Production, Inc. ("PPP").

     PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance operations.

SALES

     PalWeb's primary business is the manufacturing and selling of plastic pallets, which is referred to herein as continuing operations. During the period ended February 28, 2003, PalWeb has continued to explore the possible marketing of its patent-pending PIPER 600 equipment to third parties; however generating pallet sales remain the company's main focus. PalWeb's primary marketing efforts are the development of distributors in key geographic locations and attendance at material handling trade shows.

     PalWeb has a production capacity of approximately 40,000 pallets per month. During the nine months ended February 28, 2003, pallet production averaged about 13% of capacity. Future production levels will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's current production levels.

PRODUCTS

     PalWeb currently has three series of plastic pallets: Hawker, Granada and Tank. The following is a description of each series and its pallet line.


     o HAWKER SERIES PalWeb's Hawker Series pallets are all manufactured using the Company's proprietary fire retardant plastic blend.

          o THE HAWKER 4840 PICTURE-FRAME o THE HAWKER 4840 PICTURE-FRAME interlocking pallet is the first in the Hawker Series. The Hawker 4840 utilizes a patented inter-locking design featuring CJ2TM fire retardant polymers that are UL 2335 certified. The Hawker 4840 has a static load capacity of 25,000 lbs., a dynamic load of 5,000 lbs., and a rackable load of 2,500 lbs., and weighs approximately 53 lbs.

     o GRANADA SERIES The Granada series of pallets are manufactured using a blend of recycled plastic developed by the Company. The Granada series features a picture frame, nestable, stackable and three-runner pallet.

     o THE GRANADA PICTURE FRAME PALLET utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., a rackable load of 2,800 lbs., and a static load of 25,000 lbs., and weighs approximately 47.5 lbs.

     o THE GRANADA STACKABLE PALLET, which consists of the tops of the Granada Picture Frame, has a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Stackable weighs approximately 32 lbs.

     o THE GRANADA NESTABLE PALLET features a dynamic load of 5,000 lbs. and a static load of 7,000 lbs. The Granada Nestable weighs approximately 30 lbs.

     o THE GRANADA THREE-RUNNER PALLET with a free-span racking capacity of 1,200 lbs., features a dynamic load of 5,000 lbs. and a static load of 12,000 lbs. The Granada Three-Runner which weighs approximately 41 lbs., utilizes a design that allows for easier handling by pallet jacks.

o TANK SERIES PalWeb's Tank Series pallets are manufactured using virgin materials developed by the Company. The Tank Picture Frame Pallet is the first in the Tank Series.

     o The Tank Picture Frame Pallet which features the patented interlocking design, has a static load of 30,000 lbs., a rackable load of 3,000 lbs., and a dynamic load of 5,000 lbs., and weighs approximately 50 lbs.

     The Hawker 4840, Granada Picture Frame, Granada Three- Runner and Tank Picture Frame all successfully passed the CONTAINER TECHNOLOGIES LABORATORY INC., TEST ASTM D1185-98A which included open rack bend, compression, free fall impact, random vibration and incline impact tests.

PERSONNEL

     PalWeb had approximately 18 full-time and 18 temporary employees. Temporary employees are used to supplement the manufacturing process as necessary

TAXES

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

NINE MONTH PERIOD ENDED FEBRUARY 28, 2003, COMPARED TO NINE MONTH
PERIOD ENDED FEBRUARY 28, 2002

     Sales for the nine month period ended February 28, 2003, were $980,933 compared to $48,189 in fiscal year 2002, an increase of 1,935 %. The increase of $932,744 represents PalWeb's ongoing efforts to market its products as described above. However, sales revenues remain insufficient to cover material and operating costs.

     Cost of sales was $1,901,067 in fiscal year 2003 compared to $399,814 in 2002 for an increase of $1,501,253. This increase is primarily due to a combination of (1) start-up costs primarily in the first quarter of fiscal year 2003 necessary for the operation of the new production line and upgrade the original prototype equipment to produce nestable pallets and (2) costs related to the increased production including the addition of another production shift, materials, depreciation and utilities. Additional personnel may be required as sales continue to increase.

     General and administrative expenses decreased $7,978 from $1,059,612 in fiscal year 2002 to $1,051,634 in fiscal year 2003. The general and administrative costs in fiscal year 2003 include an $83,750 settlement of a claim by Roger Landress through payment of $50,000 cash and the issuance of 15,000 shares of common stock. Additionally, salaries increased approximately $144,000 as a result of the increase in production and sales activity offset by a decreases in rent of about $136,000 due to the purchase of the plant and certain development costs incurred in fiscal year 2002 of about $130,000.

     During the period ended February 28, 2003, PalWeb wrote down the cost of its original prototype injection molding machine and related molds. An expense of $310,875 was recorded to reduce the cost of this equipment to the expected future cash flows.

     Interest expense increased $146,494 from $115,943 in fiscal year 2002 to $262,437 in fiscal year 2003. The debt outstanding at November 30, 2001, was exchanged for preferred stock on January 4, 2002, resulting in essentially no interest expenses from then through February 28, 2002. Additionally, as discussed below, effective January 4, 2003, Paul Kruger entered into a loan agreement providing a $7,000,000 loan at three points above the prime rate of interest due June 4, 2004.

     The loss from continuing operations increased $1,017,900 from $1,527,180 for fiscal year 2002 to $2,545,080 for fiscal year 2003.

     After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $1,659,404, or $0.36 per share, compared to a net loss of $2,545,080 or $0.64 per share in fiscal year 2003 for an increase of $885,676. The per share value in fiscal year 2003 includes the effect of preferred dividends as discussed in note 3 to the financial statements.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2003, COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2002

     Sales for the three month period ended February 28, 2003 were $407,004 compared to $9,401 in 2002. The increase is $397,603 and represents PalWeb's ongoing sales efforts as described above. During fiscal 2002, PalWeb's primary emphasis was completion of its new production line.

     General and administrative expenses decreased $125,741 from $425,094 for fiscal year 2002 to $299,353 for fiscal year 2003. This decrease is principally due to product development costs incurred in fiscal 2002.

     Interest expense increased $115,755 from $10,849 in fiscal year 2002 to $126,604 in fiscal year 2003. The debt outstanding at November 30, 2001, was exchanged for preferred stock on January 4, 2002, resulting in essentially no interest expenses from then through February 28, 2002. Additionally, as discussed below, effective January 4, 2003, Paul Kruger entered into a loan agreement providing a $7,000,000 loan at three points above the prime rate of interest due June 4, 2004.

     The loss from continuing operations decreased $31,146 from $511,303 in fiscal year 2002 to $480,157 in fiscal year 2003.

     After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $538,709, or $0.12 per share, compared to a net loss of $480,157 or $0.14 per share in fiscal year 2003 for an decrease of $58,522. The per share value in fiscal year 2003 includes the effect of preferred dividends as discussed in note 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

     Currently, PalWeb's management projects that sales of approximately 15,000 pallets per month will generate revenue of approximately $450,000 which should provide sufficient cash flow to sustain its operations including cash operating expenses for labor, recurring overhead and interest and material costs. Although significant sales orders have been executed, there is no assurance that this sales level will be achieved. Until sales reach this level, PalWeb will remain dependent on outside sources of cash to fund its operations as its sales revenues will be insufficient to meet current liabilities.

     PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through February 28, 2003, has been provided by loans from entities controlled by Mr. Paul Kruger and entities affiliated with Warren Kruger, President and a director of PalWeb, and through the offering of 2001 Preferred Stock described below to the same persons. PalWeb is currently reliant on loans provided by Paul

Kruger and Warren Kruger. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future. Further, Paul Kruger maintains his position as a primary stockholder of PalWeb but is no longer an officer or director.

LINE OF CREDIT

     Effective December 31, 2002, an affiliated company of Warren Kruger entered into a loan agreement with PalWeb to provide a $500,000 line of credit at 9% due March 4, 2003, with automatic 30-day extensions until lender shall have given notice at least ten days prior to any scheduled maturity. At February 28, 2003, the outstanding balance due on the note is $401,952.

     Effective January 10, 2003, PalWeb and its subsidiary, PPP, entered into a loan agreement with Paul Kruger providing a line of credit of $7,000,000 at 3% above the prime rate of interest due June 4, 2004. Proceeds of the loan were used to pay the outstanding debt of F&M Bank and Trust Company ("F&M") and the mortgage loan with Texas Capital Bank. Pursuant to the loan agreement, PalWeb and PPP granted to Mr. Kruger a lien on all PPP assets, and PalWeb has granted to Mr. Kruger a pledge of its stock in PPP. In addition, Mr. Paul Kruger, along with an officer and two employees associated with him, and Lyle Miller, a director, resigned their employment and director positions with PalWeb as of January 10, 2003 and:

         (1) Those resigning received extensions on employee common stock options for a period of five years at the same exercise price.

         (2) Mr. Kruger received a distributor agreement to acquire pallets at PPP's F.O.B. price at PPP's plant, less the greatest discounts or concessions made to any of PPP's other distributors for similar kinds and quantities of products. The agreement may be terminated by either party upon thirty (30) days notice.

         (3) Mr. Kruger received an assignment of a $20,000,000 default judgement that PalWeb holds in its favor against Ullrich Wolfgang, a German citizen. PalWeb has the option to participate in any or all of the assignment by electing to pay its pro rata share of the costs associated with pursuit of collection.

OTHER

     PalWeb has accumulated a working capital deficit of approximately $331,000 at February 28, 2003, which includes $402,000 due to Warren Kruger and $685,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing. There is no assurance that PalWeb will secure such financing.

     Because of its need to secure additional funding to sustain its operations, PalWeb has inquired among the holders of PalWeb's outstanding Series 2001 12% Cumulative Convertible

Senior Preferred Stock ("Series 2001 Preferred Stock") to assess such holders' interest in participating in a new private preferred stock offering of up to $5,000,000. The terms of any such offering would be negotiated and established by PalWeb and any prospective purchasers of the securities if PalWeb receives positive expressions of interest from holders of the 2001 Preferred Stock, which PalWeb hopes to obtain within the next thirty to sixty days. In addition, PalWeb has engaged the services of Stonegate Securities, Inc., as investment advisor, to assist PalWeb to seek additional sources of private equity financing. PalWeb hopes to receive a report from Stonegate within the next thirty to sixty days. The terms of any resulting securities offering would be subject to negotiation with interested investors. There is no certainty that these efforts will result in the offering and issuance of any additional securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As more fully reported under Item 3, Litigation, in PalWeb's Form 10-KSB for the fiscal year ended May 31, 2002, which was filed on September 13, 2002, PalWeb obtained an order directing Vimonta to show cause in writing why default judgment should not be entered against Vimonta and subsequently obtained an order granting default judgment against Vimonta and dismissing Vimonta's counterclaim. PalWeb thereafter sought permission from the court to allow PalWeb to effect service of both of such orders upon Vimonta pursuant to the provisions of the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents (the "Convention") to make certain that proper service is obtained for entry of the default judgment. The court granted PalWeb's request, and PalWeb has accomplished service pursuant to the Convention. Vimonta has submitted responses to the court, and the matter is pending.

     In connection with the January 2003 financing provided to PalWeb by Paul Kruger, PalWeb's former Chairman and Chief Executive Officer, PalWeb and PPP agreed to assign to Mr. Kruger any judgment obtained against Vimonta, and Mr. Kruger agreed to reimburse to PalWeb and PPP any costs incurred by them after January 10, 2003, in connection with the perfection and enforcement of the Vimonta judgment. For further discussion of the financing provided by Mr. Kruger, see "Paul Kruger Financing" under "Liquidity and Capital Resources" under Item 2 of PalWeb's Form 10-QSB for the quarterly period ended November 30, 2002, filed on January 14, 2003.

ITEM 2. CHANGES IN SECURITIES

     Holders of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends of $226,849 due on December 31, 2002, the holders of such 2001 Preferred Stock agreed to accept common stock of PalWeb, and PalWeb's Board of Directors approved the payment of such dividends in the form of 360,078 shares of the authorized but unissued shares of the company's common stock at an effective price of $0.63 per share as of the date such payment of shares was authorized.

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

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (submitted herewith).

         B. Reports on Form 8-K

     There were no reports on Form 8-K filed by PalWeb during the three months ended February 28, 2003.

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

                                                     PALWEB CORPORATION
                                             -----------------------------------
                                                         (Registrant)

Date: April 14, 2003                         /s/ Warren F. Kruger
                                             -----------------------------------
                                             Warren F. Kruger
                                             President and CEO

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



Date: April 14, 2003                              /s/ Warren F.  Kruger
                                                  ------------------------------
                                                  Warren F. Kruger
                                                  President and CEO
                                                  (Principal Executive Officer)

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



Date: April 14, 2003                           /s/ William W. Rahhal
                                               -------------------------------
                                               William W. Rahhal
                                               Chief Financial Officer
                                               (Principal Financial Officer)