Form 10QSB/A
period 2003-02-28
PALWEB CORP
filed 2003-05-29
CIK 1088413

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________


 Commission file number    000-26331



                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            OKLAHOMA                                           75-2954680
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



     1607 WEST COMMERCE STREET                            DALLAS, TEXAS 75208
--------------------------------------------------------------------------------
(Address of principal executive offices)              (City, State and Zip Code)



(214)698-8330
--------------------------------------------------------------------------------
(Issuer's telephone number)




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

                               PALWEB CORPORATION
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                     FOR THE PERIOD ENDED FEBRUARY 28, 2003





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Condensed Consolidated Balance Sheets as of .....................    1
         February 28, 2003 and May 31, 2002

         Condensed Consolidated Statements of Operations .................    2
         For the Nine Month Periods Ended
         February 28, 2003 and 2002

         Condensed Consolidated Statements of Operations .................    3
         For the Three Month Periods Ended
         February 28, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows .................    4
         For the Nine Month Periods Ended
         February 28, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements ............    5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......    6





PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................   12


SIGNATURE ................................................................   13

CERTIFICATIONS ...........................................................   14

This Form 10-QSB/A is being filed to correct certain financial data as a result of an error in the determination of inventory as of February 28, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    February 28,         May 31,
                                     ASSETS             2003              2002
                                     ------         ------------      ------------
CURRENT ASSETS:
  Cash                                              $     58,691      $     13,521
  Accounts receivable                                    228,020            43,646
  Inventory                                              416,708           204,446
                                                    ------------      ------------
     TOTAL CURRENT ASSETS                                703,419           261,613

PROPERTY, PLANT AND EQUIPMENT, at cost                 8,424,875         7,453,529
Accumulated depreciation                                (652,736)         (509,199)
                                                    ------------      ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT               7,772,139         6,944,330

OTHER ASSETS                                             157,471           161,396
                                                    ------------      ------------
     TOTAL ASSETS                                   $  8,633,029      $  7,367,339
                                                    ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                     $         --      $  3,777,700
  Note payable-related party                             401,952                --
  Accounts payable and accrued liabilities               685,193           570,868
  Preferred dividends payable                                 --           211,440
                                                    ------------      ------------
     TOTAL CURRENT LIABILITIES                         1,087,145         4,560,008

LONG-TERM DEBT-RELATED PARTY                           7,000,000                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par, 20,750,000
    shares authorized; 750,000 outstanding                    75                75
  Common stock, $.0001 par value, 5,000,000,000
    authorized; outstanding - 5,530,751 and
    4,691,625, respectively                                  553               469
  Additional paid-in capital                          41,744,782        40,732,767
  Deficit                                            (41,199,526)      (37,925,980)
                                                    ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                          545,884         2,807,331
                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  8,633,029      $  7,367,339
                                                    ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    NINE MONTHS ENDED FEBRUARY 28,
                                                    ------------------------------
                                                        2003              2002
                                                    ------------      ------------
SALES                                               $    980,933      $     48,189

COST OF SALES, including depreciation
  of $136,890 and $104,639, respectively               1,953,750           399,814
                                                    ------------      ------------

GROSS PROFIT (LOSS)                                     (972,817)         (351,625)

EXPENSES:
  General and administrative expenses                  1,051,634         1,059,612
  Impairment                                             310,875                --
  Interest expense                                       262,437           115,943
                                                    ------------      ------------
     Total expenses                                    1,624,946         1,175,555
                                                    ------------      ------------

LOSS, BEFORE DISCONTINUED OPERATIONS                  (2,597,763)       (1,527,180)

LOSS FROM DISCONTINUED OPERATION                              --          (132,224)
                                                    ------------      ------------

NET LOSS                                              (2,597,763)       (1,659,404)

PREFERRED STOCK DIVIDENDS                                675,783                --
                                                    ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $ (3,273,546)     $ (1,659,404)
                                                    ============      ============

LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS                 $      (0.65)     $      (0.33)
DISCONTINUED OPERATIONS                                       --             (0.03)
                                                    ------------      ------------

LOSS PER COMMON SHARE                               $      (0.65)     $      (0.36)
                                                    ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    5,020,000         4,654,000
                                                    ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                    ------------------------------
                                                        2003              2002
                                                    ------------      ------------
SALES                                               $    407,004      $      9,401

COST OF SALES, including depreciation
  of $27,084 and $46,367, respectively                   513,887            84,761
                                                    ------------      ------------

GROSS PROFIT (LOSS)                                     (106,883)          (75,360)

EXPENSES:
  General and administrative expense                     299,353           425,094
  Impairment                                                  --                --
  Interest expense                                       126,604            10,849
                                                    ------------      ------------
     Total expenses                                      425,957           435,943
                                                    ------------      ------------
LOSS, BEFORE DISCONTINUED OPERATIONS                    (532,840)         (511,303)

LOSS FROM DISCONTINUED OPERATION                              --           (27,406)
                                                    ------------      ------------
NET LOSS                                                (532,840)         (538,709)

PREFERRED DIVIDENDS                                      226,849                --
                                                    ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $   (759,689)     $   (538,709)
                                                    ============      ============

LOSS PER COMMON SHARE:

LOSS BEFORE DISCONTINUED OPERATIONS                 $      (0.15)     $      (0.11)
DISCONTINUED OPERATIONS                                       --             (0.01)
                                                    ------------      ------------
LOSS PER COMMON SHARE                               $      (0.15)     $      (0.12)
                                                    ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    5,179,000         4,665,000
                                                    ============      ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    NINE MONTHS ENDED FEBRUARY 28,
                                                    ------------------------------
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


                   The accompanying notes are an integral part of these consolidated financial statements.

                               PALWEB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2003, and the results of its operations and its cash flows for the nine month and three month periods ended February 28, 2003 and 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2002 and the notes thereto included in the Company's Form 10-KSB. Certain prior years expense items have been reclassified to conform to the reporting format used during fiscal 2003.

2. The results of operations for the nine month and three month periods ended February 28, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

6. During the nine month period ended February 28, 2003, the Board of Directors authorized dividends on the Series 2001 preferred stock in the total amount of $675,783. Further, the board authorized payment of unpaid preferred dividends in the form of restricted common stock at the then market rate as follows:

                  Date of                         Stock        Common
                  Dividend        Amount          Price        Shares
                  --------       --------         -----        ------
                   3/31/02       $211,440         $1.60        132,150
                   6/31/02        225,000          1.60        140,625
                   9/30/02        223,934          1.50        148,589
                  12/31/02        226,849          0.63        360,078

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

     PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance operations. These continuing losses create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

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

     PalWeb has a production capacity of approximately 40,000 pallets per month. During the nine months ended February 28, 2003, pallet production averaged about 10% of capacity. Future production levels will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's current production levels.

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

     Cost of sales was $1,953,750 in fiscal year 2003 compared to $399,814 in 2002 for an increase of $1,553,936. This increase is primarily due to a combination of (1) start-up costs primarily in the first quarter of fiscal year 2003 necessary for the operation of the new production line and upgrade the original prototype equipment to produce nestable pallets and (2) costs related to the increased production including the addition of another production shift, materials, depreciation and utilities. Additional personnel may be required as sales continue to increase.

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

     The loss from continuing operations increased $1,070,583 from $1,527,180 for fiscal year 2002 to $2,597,763 for fiscal year 2003.

     After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $1,659,404 compared to a net loss of $2,597,763 in fiscal year 2003 for an increase of $938,359.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2003, COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2002

     Sales for the three month period ended February 28, 2003 were $407,004 compared to $9,401 in 2002. The increase is $397,603 and represents PalWeb's ongoing sales efforts as described above. During fiscal 2002, PalWeb's primary emphasis was completion of its new production line.

     Cost of sales was $513,887 in fiscal year 2003 compared to $84,761 in 2002 for an increase of $429,126. This increase is primarily due to costs related to the increased production including the addition of another production shift, materials, depreciation and utilities. Additional personnel may be required as sales continue to increase.

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

     The loss from continuing operations increased $21,537 from $511,303 in fiscal year 2002 to $532,840 in fiscal year 2003.

     After deducting the loss from discontinued operations in fiscal year 2002, the net loss is $538,709 compared to a net loss of $532,840 in fiscal year 2003 for a decrease of $5,869.

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

OTHER

     PalWeb has accumulated a working capital deficit of approximately $384,000 at February 28, 2003, which includes $402,000 due to Warren Kruger and $685,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing. There is no assurance that PalWeb will secure such financing.

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



                                                      PALWEB CORPORATION
                                                      --------------------------
                                                      (Registrant)



Date: May 19, 2003                                    /s/ Warren F. Kruger
                                                      --------------------------
                                                      Warren F. Kruger
                                                      President and CEO

CERTIFICATIONS

I, Warren F. Kruger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of PalWeb Corporation;

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



Date: May 19, 2003                                 /s/ Warren F.  Kruger
                                                   -----------------------------
                                                   Warren F. Kruger
                                                   President and CEO
                                                   (Principal Executive Officer)

CERTIFICATIONS

I, William W. Rahhal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of PalWeb Corporation;

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



Date: May 19, 2003                                /s/ William W. Rahhal
                                                  ---------------------------
                                                  William W. Rahhal
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)