Form 10KSB
period 2003-05-31
PALWEB CORP
filed 2003-09-15
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended       May 31, 2003
                                               ------------

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ______________


Commission file number     000-26331
                         -------------


                               PALWEB CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Oklahoma                                       75-2954680
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

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

                         Common Stock, $0.0001 par value
--------------------------------------------------------------------------------
                                (Title of class)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for the year ended May 31, 2003, was $1,280,945.

As of September 8, 2003, the aggregate market value of the voting common stock held by non- affiliates of the registrant, computed by using the average of the high and low price on such date, was $5,372,000.

As of September 8, 2003, the issuer had outstanding a total of 12,790,451 shares of its $0.0001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes  [_]   No  [X]

                               PALWEB CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item number and caption                                              Page number


PART I

Item 1.           Description of Business                                     4

Item 2.           Description of Property                                    12

Item 3.           Legal Proceedings                                          13

Item 4.           Submission of Matters to a Vote of Security Holders        14



PART II

Item 5.           Market for Common Equity and Related Stockholder Matters   14

Item 6.           Management's Discussion and Analysis or Plan of Operation  15

Item 7.           Financial Statements                                       25

Item 8.           Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        25

Item 8A.          Controls and Procedures                                    26



PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                               26

Item 10.          Executive Compensation                                     29

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                 32

Item 12.          Certain Relationships and Related Transactions             35

Item 13.          Exhibits and Reports on Form 8-K                           39

Item 14.          Principal Accountant Fees and Services                     47

                  Signatures                                                 47

PART I.

ITEM 1.                    DESCRIPTION OF BUSINESS

ORGANIZATION
------------

         PalWeb Corporation was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, and became PalWeb Corporation in April 1999.

         On May 2, 2002, PalWeb completed a redomiciliation merger having the effect of changing its state of incorporation from Delaware to Oklahoma. The redomiciliation merger did not result in any change in the number of shares owned or percentage of ownership of any shareholder of the company, nor did it result in any change in the business, management, location of the principal executive offices, assets, liabilities or shareholders' equity of the company. Upon completion of the merger, the holders of PalWeb's previously outstanding shares of common stock, par value $0.10 per share, and convertible preferred stock had their shares automatically converted into an equal number of shares of common stock, par value $0.0001 per share, of PalWeb as an Oklahoma corporation, and each outstanding share of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") was automatically converted into one share of 2001 Preferred Stock of PalWeb as an Oklahoma entity under the same terms and conditions. PalWeb's common stock continues to be traded on the National Association of Securities Dealers Automatic Quotation over-the-counter bulletin board system as further discussed below under Item 5, "Market for Common Equity and Related Stockholder Matters."

         As authorized by PalWeb's certificate of incorporation, PalWeb's Board of Directors determined that a reverse split of PalWeb's common stock would be beneficial to the company by enhancing the efficiency of the market for the stock. Accordingly, the Board approved a reverse split of 1 share for each 50 shares of common stock outstanding. The reverse split was effective as of June 25, 2002. Appropriate adjustments were also made to the terms of the outstanding 2001 Preferred Stock, warrants and stock options of the company to reflect the reverse stock split in accordance with the terms of such instruments.

         Unless otherwise noted, all references in this Form 10-KSB to the shares of the company's common stock, including historical references to the common stock of the company issued in connection with transactions occurring prior to the effective date of the reverse stock split, shall be made to the number and price of such shares as adjusted for the reverse split discussed above.

HISTORY OF BUSINESS
-------------------

         For the past three fiscal years, PalWeb's primary business has been (i) manufacturing and selling plastic pallets, and (ii) custom designing, manufacturing and selling large plastic injection molding machines and systems. As of May 31, 2003, PalWeb had not sold any plastic injection molding machines; however, effective June 23, 2003, PalWeb entered into a licensing agreement with ForcePro, LLC, under which ForcePro was granted the exclusive right to market and sell its PIPER 600 Multi-Station Injection Molding Equipment ("PIPER 600") and PalWeb will be entitled to receive a 5% royalty of the gross proceeds from sales of the PIPER 600. The licensing agreement is discussed further under the headings "Current Business" in Item 1 and "Patent Licensing Agreement" under
Item 12 of this Form 10-KSB.

         On July 9, 1999, Paul Kruger became Chairman of PalWeb. Subsequent to that date through May 31, 2002, Paul Kruger or his affiliated entities provided over $8 million in funding through common stock purchases, cash advances, consulting services and the contribution of equity in PalWeb's building and land. Approximately $1.7 million of such cash advances and other contributions of equity in PalWeb's building and land were converted into 2001 Preferred Stock and $7 million of debt financing was provided in fiscal year 2003 as discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. Effective January 10, 2003, Paul Kruger resigned as a director and officer of PalWeb.

         On January 10, 2003, Warren Kruger, the brother of Paul Kruger, was President and Chief Executive Officer of PalWeb. Beginning in mid 2001, Warren Kruger, and certain of his affiliated entities began providing financial assistance to the company. These entities have provided over $5 million in funding primarily through loans which were converted into 2001 Preferred Stock and an additional $914,000 in cash advances in fiscal year 2003 as discussed under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

CURRENT BUSINESS
----------------

PRODUCTS

         PalWeb's subsidiary, PPP, is the entity through which PalWeb conducts its business of selling plastic pallets and plastic injection molding machines. During the past two years, PalWeb has been focused on the construction of its patent-pending PIPER 600 at a total cost of $5,500,000, which funds were generated from the private placement of the 2001 Preferred Stock. PalWeb's PIPER 600, which has a production capacity of approximately 40,000 pallets per month, became fully operational in May 2002.

         As of May 31, 2003, PalWeb's pallet product line included seven items all of which are a 48" X 40" plastic pallet as follows: Hawker(TM) FR, Tank(TM), Tank(TM) 3-Runner, Granada(TM), Granada(TM) 3-Runner, AP, AP 3-Runner, Stackable and Nestable. The Hawker FR utilizes a patented inter-locking design featuring CJ2(TM) fire retardant polymers that are UL 2335 certified, and has a free span racking capacity of 2,500 lbs., dynamic load of 5,000 lbs., static load of 25,000 lbs. and weighs approximately 53 lbs. The Tank also utilizes the patented inter-locking design, and has a dynamic load of 5,000 lbs., rackable load of 3,000 lbs., and weighs approximately 50 lbs. The Tank 3-Runner utilizes a design that allows for easier handling by electric pallet trucks, has a dynamic load of 5,000 lbs., and weighs approximately 45 lbs. The Granada Picture Frame and Granada 3-Runner pallets are produced from recycled plastic material. The Granada Picture Frame has a rackable capacity of 2,500 lbs., a dynamic load of 5,000 lbs. and weighs
47.5 lbs. The Granada 3-Runner has a dynamic capacity of 5,000 lbs. and weighs 41 lbs. The AP Picture Frame and AP 3-Runner are solid-top pallets whereas the Hawker, Granada and Tank are web-tops. The Stackable consists of tops of the Tank pallet, has a dynamic load of 5,000 lbs. and weighs approximately 32 lbs. The Nestable is the same as the Stackable except that the legs nestle inside one another for convenient and more efficient storage. In addition, with the purchase of the assets of Greystone Plastics, Inc. on September 8, 2003 (as further described under the captions "Acquisition of Greystone, Inc." in this
Item 1 and "Other" in Item 6 of this Form 10-KSB), PalWeb has acquired the capacity to produce an additional size of plastic pallet (40" X 32"), which is marketed principally to the beverage industry.

         The principal raw materials used in manufacturing PalWeb's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers, and the supply is readily available.

         In January 2002, PalWeb submitted its Hawker FR plastic pallet manufactured from its PIPER 600 production equipment with CJ2(TM) fire retardant formula to Underwriters Laboratory ("UL") for UL certification with respect to fire retardancy. The Hawker FR pallet successfully completed the UL tests and received the UL Standard 2335 Classification Flammability certification with respect to fire retardancy for commodity storage and idle pallet storage. This UL certification has enhanced the marketability of this pallet.

         At PalWeb's request, its Hawker, Tank and Granada picture frames and 3-runners pallet designs were subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc. ("Container Technologies"), Lenexa, Kansas, a nationally recognized independent testing facility. Container Technologies is certified as a Performance Oriented Packaging (POP) Laboratory by the U.S. Department of Transportation. Container Technologies is also an International Safe Transit Association (ISTA) Qualified Test Laboratory and a National Motor Freight Classification (NMFC) Association Certified Laboratory. Container Technologies certified PalWeb's plastic pallets as having passed the above referenced tests. The testing procedures found the pallets to be stronger and more versatile than the typical hardwood pallet.

         In August 2001, PalWeb subjected its Tank plastic pallet (manufactured from virgin plastic) to testing by The Center for Unit Load Design of the Virginia Polytechnic Institute & State University ("Virginia Tech"). The Center for Unit Load Design is an outgrowth of Virginia Tech's William H. Sardo Jr. Pallet and Container Research Laboratory (the "Sardo Laboratory"), which is the only research facility in the United States that performs comprehensive research and development work, provides technical assistance, and offers educational programs focusing exclusively on pallets and containers, as well as the materials and fasteners with which the pallets and containers are assembled. The goal of the Sardo Laboratory is to provide leadership in conducting research, technical assistance, and continuing education programs directly applicable to the pallet and container industries and their clients. The Center for Unit Load Design expands the Sardo Laboratory's research into the field of design and evaluation of all elements of materials handling systems. PalWeb's pallets successfully passed tests using The Center for Unit Load Design's FasTrack handling protocol for forklift, pallet jack, racking and stacking under a 1,500-pound load, which further demonstrates the strength and durability of PalWeb's pallets.

         PalWeb uses a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. ("WCC"), in connection with the production of some of its plastic pallets. As discussed below, pallets produced with CJ2(TM) fire retardant have received UL 2335 classification with respect to fire retardancy. WCC is owned by Warren Kruger and William Pritchard, two of PalWeb's directors. Mr. Pritchard's father, Dr. James Pritchard, a respected technical advisor in the area of custom polymer formulations, was involved in the development of the CJ2(TM) technology.

         Effective June 23, 2003, PalWeb entered into certain agreements with ForcePro, LLC, which give ForcePro the exclusive right to market and sell the PIPER 600. Bryan Kirchmer, a member of PalWeb's board, is the President of ForcePro. The term of the agreement is for five years with the right to renew for three additional terms of five years each. PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. ForcePro has an exclusive right to market the PIPER 600 subject to royalty payments of $200,000 by April 1, 2005 and $100,000 annually thereafter. There is no assurance that ForcePro will be able to sell any of the newly-designed PIPER 600 plastic injection molding machines. These agreements will be attached to and explained in further detail in PalWeb's quarterly report on Form 10-QSB for the period ended August 31, 2003, which will be filed pursuant to the rules and regulations of the SEC. For a description of a Patent License Agreement dated January 1, 2003 between PalWeb Corporation and Gravity Management & Engineering Group, LLC, of which Bryan Karchner is a member, that was superceded and replaced by the license agreement described above, see the caption "Patent Licensing Agreement" under
Item 12 of this Form 10-KSB.

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

         Pallets come in a wide range of shapes and sizes. However, the grocery industry, which accounts for about one-third of the demand for new pallets, uses a standard 40 inch by 48 inch pallet and this has become the standard pallet size in most industries in the United States. Some industries, however, have developed specialized pallet sizes. PalWeb's pallets currently produced on its PIPER 600 are 40 inches by 48 inches in size. The purchase of the assets of Greystone Plastics has provided PalWeb with an additional size of 40 inches by 32 inches which is marketed principally to the beverage industry.

         Until very recently, plastic pallets had not penetrated the market significantly, due in part to their cost. Heavy duty plastic pallets cost $46-$100, heavy duty wood pallets typically cost approximately $26, and less sturdy wood pallets typically cost $8-$11. As stated in an article in the July 1996 issue of Material Handling Engineering, wood pallets have an estimated useful life of 7-10 trips before repair or recycling is required. A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer. Heavy duty plastic pallets, as currently manufactured, have a useful life of 60 or more trips, on average. PalWeb management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price. Therefore, PalWeb will target both wood and plastic pallet users during its market introduction phase.

         PalWeb intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design, plastic injection molding system design and the materials used to make the plastic pallets.

EMPLOYEES

         As of May 31, 2003, PalWeb leased 13 full-time employees from Accord Human Resources, Inc., an independent employee leasing company. PalWeb decided to lease its employees because, considering the small number of employees currently required by PalWeb's level of operations, it is more cost effective than hiring its own employees. In addition, PalWeb uses a temporary personnel service to provide additional production personnel as needed. The number of personnel utilized during the year ended May 31, 2003 generally ranged from 8 to
10. Should PalWeb successfully increase its production levels to 40,000 pallets per month, it will need to employ a total of 15 to 25 production employees and 3 to 5 supervisory/staff employees.

MARKETING

         PalWeb distributes its pallets through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees. PalWeb will continue this sales and marketing plan until sales volumes justify the development of an internal sales staff. PalWeb believes that PalWeb's patents on its plastic pallet designs, along with appropriate pricing of its products, should give PalWeb a sales advantage with respect to its competition. PalWeb hopes to gain product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

         PalWeb has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from PalWeb's products. PalWeb attributes the recent increase in interest in its products to PalWeb's attendance at trade shows. PalWeb presently has plans to attend additional trade shows in the future. Currently, PalWeb has approximately 10 active distributors. PalWeb primary focus is to provide quality product and service to its existing customer base while continuing its marketing efforts to broaden the customer base. PalWeb derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. There is no assurance that PalWeb will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on PalWeb.

PATENTS AND TRADEMARKS

         PalWeb seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate. As of May 31, 2003, PalWeb's subsidiary, PPP, held the following patents that are material to its business:

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

         PalWeb also recently filed for patent protection for its PIPER 600 Multi-Station Injection Molding Equipment. In addition, PalWeb uses a patent-pending CJ2(TM) fire retardant formula licensed from WCC in connection with the production of PalWeb's plastic pallets. Pallets produced with CJ2(TM) fire retardant have received UL 2335 classification with respect to fire retardancy.

         In addition to guarding its technical innovation, PalWeb has received federal trademark protection of the HAWKER, GRANADA and TANK trademarks used in PalWeb's pallet product line. An application for federal registration is also pending for the "PALWEB" service mark used for PalWeb's product sale and leasing operations.

SUBSIDIARIES

         As of May 31, 2003, PalWeb had one wholly-owned subsidiary -- Plastic Pallet Production, Inc., a Texas corporation. In August, 2003, PalWeb organized Greystone Manufacturing, LLC, an Oklahoma limited liability company, of which PalWeb is the sole member. Greystone Manufacturing, LLC, acquired the assets of Greystone Plastics, Inc. effective September 8, 2003 (as further described under the captions "Acquisition of Greystone, Inc." in this Item 1 and "Other" in Item 6 of this Form 10-KSB).

ACQUISITION AND DISPOSITION OF PACECO FINANCIAL

         On April 3, 2000, PalWeb acquired Paceco Financial Services, Inc. ("PFS") by means of a merger of PFS's parent company, Pace Holding, Inc., into a wholly owned subsidiary of PalWeb, PP Financial, Inc. In the acquisition, PalWeb issued 1,000,000 shares of its common stock in exchange for all the outstanding stock of Pace Holding, Inc., and PFS became an indirect wholly owned subsidiary of PalWeb. All of the outstanding stock of Pace Holding, Inc., was owned by Paul Kruger at time he was Chairman and Chief Executive Officer of PalWeb.

         PFS has been in business since 1952 and was engaged in the business of making consumer and small business loans primarily in Oklahoma and is regulated as an "investment certificate issuer" by the Oklahoma Department of Securities ("ODS"). PalWeb acquired PFS with the intent of using PFS to finance large purchases of pallets. However, PFS encountered regulatory difficulties with the ODS. As a result of these difficulties, PFS did not engaged in any pallet financing activities.

         PFS entered into a negotiated arrangement with the ODS in late 2000 whereby a plan (the "Plan") was devised for redeeming depositors' passbook savings accounts and time certificates (collectively referred to herein as "Deposits") of PFS. In general, the Plan provided a method for redeeming the outstanding Deposits through the transfer of 870,000 shares of the PalWeb common stock owned by PFS ("PFS Shares") to an independent trustee and the sale of the PFS Shares by the trustee on or before December 31, 2004, either through open market or private sales or by exercise of an option to put the shares to Paul Kruger with the net sales proceeds being used to redeem the Deposits. Pursuant to that certain Put Agreement (the "Put Agreement") by and between Paul Kruger, Bill J. English, as Trustee (the "Trustee"), and PFS dated December 20, 2000, the percentage of PFS Shares to be purchased by Paul Kruger is the difference between the amount payable to Deposit holders each year (20% of account balances outstanding on December 1, 2000; 25% of account balances outstanding on January 1, 2001; 33 1/3% of account balances outstanding on January 1, 2002; 50% of account balances outstanding on January 1, 2003; and 100% of account balances outstanding on January 1, 2004, or such other amount as shall cause the account balances to equal zero at December 31, 2004) and the amount distributed to Deposit holders each year from sources other than the put, as a percentage of the outstanding account balances.

         In accordance with the Put Agreement and the Plan, on December 20, 2001, PFS made a payment of $357,000 to the Trustee, and Paul Kruger purchased 177,000 shares of the PFS Shares from the Trustee for $1,000,000 in order to redeem 33 1/3% of account balances outstanding as of January 1, 2002. This was the first time that any PFS Shares had been put to Paul Kruger. Accordingly, as of December 20, 2001 (and as of May 31, 2002), there were 693,000 PFS Shares held by the Trustee.

         Effective May 31, 2002, PalWeb sold 100% of the stock of PP Financial, Inc., to Paul Kruger in exchange for a $1,000,000 loan to PalWeb to be funded, at the direction of PalWeb's Board of Directors, by Paul Kruger on or subsequent to May 31, 2002, with the condition that Paul Kruger assume any and all claims and liabilities of PP Financial, Inc., and its wholly-owned subsidiary PFS. The $1,000,000 loan was considered by PalWeb to be additional consideration for the sale because of PalWeb's need for funding to continue operations, the loan's below market fixed interest rate of 6% per annum, the subordination of the loan to any and all bank and institutional indebtedness of PalWeb and the one-year balloon maturity of principal and interest under the loan. The transaction also resulted in the removal of approximately $3,749,951 in PFS investment certificate liabilities reflected on PalWeb's consolidated balance sheet and increased PalWeb's shareholders' equity by approximately $3,796,250. The sale of the stock of PP Financial, Inc., to Paul Kruger was approved by the members of PalWeb's Board of Directors other than Paul Kruger. Paul Kruger did not participate in the discussion or approval process regarding such sale. Effective January 10, 2003, Paul Kruger refinanced outstanding loans of $2,150,000, including the $1,000,000 loan described above, to PalWeb by providing a $7,000,000 loan at an interest rate of prime plus 3%, due June 4, 2004, secured by all of

PalWeb's assets as further described under the caption "Loan from Paul Kruger" in Item 6 of this Form 10-KSB.

ACQUISITION OF GREYSTONE PLASTICS, INC.

         Effective September 8, 2003, PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets, for $12,500,000 including $4,200,000 in cash, $8,300,000 in notes payable to the seller or an owner of the seller as follows: a $5,000,000 note payable at 7.5% interest, due October 1, 2008; a $2,500,000 note payable at 7.5% interest, due October 1,2018; and an $800,000 note at 6% interest, due October 26, 2007. Simultaneously with and in order to partially finance such acquisition, PalWeb sold 50,000 shares of preferred stock, Series 2003, par value $0.0001 ("2003 Preferred Stock"), to Paul Kruger, a major stockholder of PalWeb, at $100 per share for a total purchase price of $5,000,000. The 2003 Preferred Stock has a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share, or for an aggregate of 3,333,333 shares of common stock. In addition, the holders of the 2003 Preferred Stock have been granted certain voting rights so that such holders have the right to elect a majority of the Board of Directors of PalWeb. These and other terms of the 2003 Preferred Stock and further details relating to the acquisition of the assets of Greystone Plastics, Inc. will be explained in further detail in a Form 8-K relating to such acquisition to be filed by PalWeb in accordance with the rules and regulations of the Securities and Exchange Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

         In connection with the preferred stock financing completed in January 2002 and described under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB, PalWeb acquired the land and building in which its manufacturing facilities are located. Effective September 8, 2003, PalWeb sold the land and building pursuant to a sale and leaseback transaction as described under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. The property consists of five acres of land in an industrial area of Dallas, Texas, that is improved with 119,000 square feet of manufacturing and warehouse space, and approximately 6,500 square feet of office space.

         In connection with the acquisition of the assets of Greystone Plastics, Inc. on September 8, 2003, PalWeb acquired land and a building in Bettendorf, Iowa as described under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. This warehouse has 60,000 square feet of manufacturing and warehouse space.

         The warehouse/manufacturing facilities are sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and/or plastic injection molding systems. The Dallas warehouse currently has four heavy duty cranes installed above the work areas, and is situated on an operational railroad spur.

         PalWeb has sufficient office equipment, such as computers, printers, copiers, etc., to operate effectively.

ITEM 3.  LEGAL PROCEEDINGS

         As of May 31, 2003, there was one material legal proceeding in which PalWeb was involved.

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

         Vimonta failed to respond to the court's Show Cause Order, and on June 11, 2002, this court entered an order granting default judgment against Vimonta and dismissing Vimonta's counterclaim (the "Default and Dismissal Order") and directed plaintiffs to submit a proposed final judgment. Both the Show Cause Order and the Default and Dismissal Order were served by the clerk of the court on Vimonta, but both were returned unclaimed. PalWeb thereafter obtained leave of Court to serve all relevent motions and orders on Vimonta at their principal place of business in Switzerland in accordance with the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents. All such documents were properly served on Vimonta on January 10, 2003. Vimonta failed and refused to comply with the Court's previous order directing Vimonta to obtain new counsel. By order entered on June 9, 2003, the Court afforded Vimonta one last chance to obtain substitute counsel in this action, but Vimonta again failed and refused to do so.

         On August 19, 2003, this action was concluded when the court entered Final Judgement by default in favor of PalWeb and PPP and against Vimonta, declaring that Vimonta has no enforceable rights to the patents, technology and other proprietary information of PalWeb and PPP and that the alleged agreements between PalWeb, PPP and Vimonta are void and unenforceable against PalWeb and PPP. The Court dismissed, without prejudice, the claim of PalWeb and PPP for money damages against Vimonta and ordered that the Final Judgment constitutes a final judgement on all issues in the case.

         Representatives of Vimonta have previously threatened suit against PalWeb in Germany. However, neither the company nor counsel has received any notice that any such suit has been commenced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

         PalWeb's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"). From February 2, 2001 until June 25, 2002 (the effective date of the reverse split of PalWeb's common stock), PalWeb's common stock traded on the OTCBB, with "PAEB" as its trading symbol. Since that time, PalWeb's common stock has traded on the OTCBB with "PLWB" as its trading symbol.

         The following table sets forth the range of high and low prices at which PalWeb's common stock traded during the time periods indicated, as reported by NASDAQ:


      QUARTER ENDING                 HIGH                        LOW
      --------------                 ----                        ---
      Aug. 31, 2001                 $5.75                       $2.55
      Nov. 30, 2001                  4.20                        1.75
      Feb. 29, 2002                  9.45                        3.00
       May 31, 2002                  7.25                        3.00
      Aug. 31, 2002                  4.00                        1.10
      Nov. 30, 2002                  2.85                        1.21

      QUARTER ENDING                 HIGH                        LOW
      --------------                 ----                        ---
      Feb. 29, 2003                  1.60                        0.51
       May 31, 2003                  0.90                        0.51

HOLDERS:

         As of May 31, 2003, PalWeb had approximately 1,192 common stockholders of record.

         As of May 31, 2003, there were approximately 2,906 beneficial owners (including those holding in street names) of PalWeb's common stock.

DIVIDENDS:

         PalWeb paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES:

         As holders of PalWeb's 2001 Preferred Stock, WCC and Hildalgo Trading Company, LC ("Hildalgo"), an entity wholly owned by Paul Kruger, are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends due March 31, 2003 (an aggregate of $224,384), PalWeb authorized the issuance of 407,971 shares of common stock of PalWeb to WCC and Hildalgo. As of May 31, 2003, these shares had not yet been issued. PalWeb will rely on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance of common stock. WCC and Hildalgo are sophisticated entities, and there will be no underwriting and no commissions paid to any party in connection with the issuance of such common stock.

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

RISK FACTORS
------------

PALWEB CONTINUES TO OPERATE AT A LOSS.

         PalWeb was incorporated on February 24, 1969. From April 1993 to December 1997, PalWeb was primarily engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of related service business. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets and plastic injection molding machines. Although PalWeb has completed the construction of a fully operational plastic injection molding machine and commenced the sales of plastic pallets, it continues to incur significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

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

THE MARKET MAY NOT ACCEPT PALWEB'S PRODUCTS.

         PalWeb is in process of trying to gain market acceptance of its pallets. The market acceptance of any of PalWeb's plastic pallets will be substantially dependent on the ability of PalWeb to demonstrate to the business community the capabilities and benefits of its pallets as well as the cost benefits of its pallets compared to wood pallets. There can be no assurance that PalWeb will be able to gain market acceptance for its plastic pallets.

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

PALWEB IS DEPENDENT ON A FEW LARGE CUSTOMERS.

         PalWeb derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. There is no assurance that PalWeb will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on PalWeb.

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

PALWEB CURRENTLY DEPENDS ON CERTAIN KEY PERSONNEL.

         PalWeb is dependent on the experience, abilities and continued services of its current management personnel. In particular, Warren Kruger, its President and Chief Executive Officer, has played a significant role in the development and management of PalWeb. The loss or reduction of services of Warren Kruger or any other key employee could have a material adverse effect on PalWeb. There is no assurance that additional managerial assistance will not be required.

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

CERTAIN RESTRICTED SHARES OF PALWEB WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND CERTAIN SHARES OF FREE TRADING COMMON STOCK ARE HELD IN TRUST FOR THE BENEFIT OF THE SHAREHOLDERS OF ONE OF PALWEB'S FORMER WHOLLY OWNED SUBSIDIARIES AND ARE LIKELY TO BE SOLD IN THE FUTURE, BOTH OF WHICH COULD AFFECT THE PREVAILING MARKET PRICE OF PALWEB'S COMMON STOCK.

         Certain of the outstanding shares of common stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of PalWeb as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of PalWeb at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Approximately 693,000 shares of PalWeb's free trading common stock are held in trust for one of PalWeb's former wholly owned subsidiaries and can be sold into the market at any time. Sales or the expectation of sales of a substantial number of shares of common stock in the public market by selling stockholders could adversely affect the prevailing market price of the common stock, possibly having a depressive effect on any trading market for the common stock, and may impair PalWeb's ability to raise capital at that time through additional sale of its equity securities.

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

PALWEB'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM CONTROL OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

         Warren Kruger, President and Chief Executive Officer of PalWeb, and entities with which he is affiliated, beneficially own over 40% of PalWeb's common stock. Paul Kruger, Warren Kruger's brother, also beneficially owns over 40% of PalWeb's common stock. While these shareholder groups have not agreed to act in concert with respect to all shareholder matters, they may act together in connection with matters presented to the shareholders in the future. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way PalWeb is managed or the direction of its business. These factors may also delay or prevent a change in the management or voting control of PalWeb.

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

         PalWeb's primary business is the manufacturing and selling of plastic pallets. During the fiscal year ended May 31, 2002, PalWeb also began to explore the possibility of selling its plastic injection molding equipment to third parties. Effective June 23, 2003, PalWeb entered into a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. For more details regarding this license agreement, see the caption titled "Patent License Agreement" under Item 12 of this Form 10-KSB.

         During the fiscal year 2003, PalWeb produced an average of 4,000 pallets per month. As of May 31, 2003, PalWeb had 13 full-time employees. During the fiscal year 2002, the construction and installation of PalWeb's new PIPER 600 production line to manufacture plastic pallets was completed at a cost of approximately $5,500,000. This new production line increased the capacity to about 40,000 plastic pallets per month. Production levels have generally been governed by sales and will increase as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to its current production level.

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

YEAR ENDED MAY 31, 2003, COMPARED TO YEAR ENDED MAY 31, 2002

         CONTINUING OPERATIONS

         Sales for fiscal year 2003 were $1,280,945 compared to $92,958 in fiscal year 2002. Sales levels began to increase significantly during fiscal year 2003 as a result of the continuing sales effort, introduction of new product lines and the completion of the new production equipment.

         Cost of sales were $2,438,342 (190% of sales) and $621,919 (669% of sales) in fiscal years 2003 and 2002, respectively. PalWeb's primary effort in fiscal year 2002 was the construction and installation of the PIPER 600 injection molding machines; accordingly, the relationship of cost of sales to sales is not comparable to fiscal year 2003. Production levels during fiscal year 2003 averaged approximately 10% of capacity. Accordingly, fixed costs for fiscal year 2003 in relation to the level of production resulted in a higher rate of cost of sales to sales. In addition, substantial costs were incurred during the first quarter of fiscal year 2003 for startup costs on the PIPER 600 and for repair and maintenance costs of approximately $516,000 incurred on the prototype injection molding machine and the production plant.

         General and administrative costs were $1,312,824 in fiscal year 2003 compared to $1,498,239 in fiscal year 2002 for a decrease of $185,415. This decrease results from a decline in development of product costs of approximately $145,000 and rent expense of $212,000 ( the company acquired its production plant in January 2002) offset by an increase in administrative salaries and commissions of about $96,000.

         During fiscal year 2003, PalWeb recorded an expense of $310,875 to recognize an impairment cost on its prototype injection molding machine. The expense was recorded to reduce the cost of the equipment to its expected future cash flows.

         Interest expense increased $202,138 from $231,618 in fiscal year 2002 to $433,756 in fiscal year 2003. Total interest in fiscal year 2002 was $403,995 of which $172,377 was capitalized as part of the new production equipment.

         The loss from continuing operations increased $956,034 from $2,258,818 in fiscal year 2002 to $3,214,852 in fiscal year 2003. This increase results from the reasons discussed above.

         DISCONTINUED OPERATIONS

         Effective May 31, 2002, PalWeb transferred its ownership in PFS to Mr. Paul Kruger, who at that time was Chairman and Chief Executive Officer of PalWeb, in exchange for a loan agreement of $1,000,000. The operations of PFS for fiscal year 2002 are classified as discontinued operations in the accompanying financials. The loss on such discontinued operations for fiscal year 2002 is $197,012.

         COMBINED

         The consolidated net loss for fiscal year 2002 of $2,455,830 compared to the net loss of $3,214,852 for fiscal year 2003. After deducting dividends to preferred stockholders of $900,166 and $211,440 in fiscal years 2003 and 2002, respectively, the net loss to common stockholders is $4,115,018 ($0.79 per share) in fiscal year 2003 compared to $2,667,827 ($0.57 per share) in fiscal year 2002.

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

         PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through May 31, 2003, has been provided by loans from entities controlled Warren Kruger, President and Chief Executive Officer of PalWeb, and from entities affiliated with Paul Kruger, brother of Warren Kruger, and through the offering of 2001 Preferred Stock described below to the same persons. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

         PREFERRED STOCK FINANCING

         On January 4, 2002, PalWeb entered into a Securities Purchase Agreement, which was subsequently amended on January 21, 2002 (the "Purchase Agreement"), with Hildalgo and Onward, LLC ("Onward"), entities that are 100% owned by Paul Kruger, and Westgate Investments, L.P. ("Westgate"), of which WCC is the general partner (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, PalWeb issued 750,000 shares of 2001 Preferred Stock and warrants to purchase up to 4,500,001 shares of common stock for $5.00 per share to the Purchasers in exchange for total consideration of $7,500,000. Hildalgo acquired 95,020 shares of 2001 Preferred Stock and warrants to purchase 570,120 shares of common stock in exchange for the conversion of $950,200 of existing indebtedness owed to Hildalgo. Onward acquired 81,282 shares of 2001 Preferred Stock and warrants to purchase 487,693 shares of common stock in exchange for the conversion of $276,082 of existing indebtedness owed to Onward and $536,745 of equity in the Building, based on an agreed value of $1,350,000, less indebtedness assumed by PalWeb of $813,255. Westgate acquired 573,698 shares of 2001 Preferred Stock and warrants to purchase 3,442,188 shares of common stock in exchange for $522,680 in cash and the conversion of $5,214,297 of existing indebtedness owed to entities with which Warren Kruger is affiliated. Subsequent to the original issuance of the 2001 Preferred Stock, the shares of 2001 Preferred Stock and warrants originally issued to Onward were transferred to Paul Kruger.

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

         Effective September 8, 2003, the holders of the 2001 Preferred Stock elected to convert their preferred stock holdings into 5,250,000 shares of common stock. In addition, the holders of the 2001 Preferred Stock gave consent to PalWeb to cancel, and PalWeb cancelled, the warrants described in the preceding paragraph.

         Effective September 8, 2003, PalWeb issued 50,000 shares of Series 2003 Cumulative Convertible Senior Preferred Stock, par value $0.0001, at a stated rate of $100 per share for a total of $5,000,000 to Paul Kruger. Each share of the 2003 Preferred Stock is convertible at any time into approximately 66.67 shares of common stock. The proceeds of the offering were primarily used for the acquisition of the assets of Greystone Plastics, Inc. The holders of this 2003 Preferred Stock have been granted certain voting rights so that such holders have the right to elect a majority of the Board of Directors of PalWeb. These and other terms of the 2003 Preferred Stock and further details relating to the acquisition of the assets of Greystone Plastics, Inc. will be explained in further detail in a Form 8-K relating to such acquisition to be filed by PalWeb in accordance with the rules and regulations of the Securities and Exchange Commission.

         PalWeb does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of PalWeb improves through increased revenues, another financing, or otherwise.

         YORKTOWN FINANCING

         Effective December 4, 2002, Yorktown Management & Financial Services, LLC ("Yorktown"), an entity 100% owned by Warren Kruger, executed an unsecured $500,000 loan to PalWeb at 9% interest, due January 4, 2003 with automatic 30-day extensions until Yorktown provides notice of its election not to further extend such maturity. Yorktown has not provided any notice of an election not to extend the maturity of the note. In addition, at May 31, 2002, Yorktown has advanced an additional $401,422 for which interest is being accrued at the rate of 9%.

         Effective September 8, 2003, Yorktown agreed and PalWeb authorized the issuance of 629,811 shares of common stock in exchange for $900,000 of indebtedness.

         LOAN FROM PAUL KRUGER

         Effective January 10, 2003, Paul Kruger refinanced outstanding loans of $2,150,000 to PalWeb by providing a $7,000,000 loan at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. The additional proceeds were used to pay outstanding bank debt of approximately $4,242,700 and to provide working capital.

         Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold for agreed upon prices its plant for $1,350,000 and certain production equipment for $5,650,000 to a company owned by Paul Kruger in exchange for the $7,000,000 note payable to Paul Kruger. The assets were sold at approximately net book value. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease.

         OTHER

         Effective September 8, 2003, PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets, for $12,500,000 including $4,200,000 in cash, $8,300,000 in notes payable to the seller as follows: a $5,000,000 note payable at 7.5% interest, due October 1, 2008; a $2,500,000 note payable at 7.5% interest, due October 1,2018; and an $800,000 note at 6% interest, due October 26, 2007. The proceeds from the issuance of the Series 2003 Preferred Stock, described above, were utilized to make the cash payment. As stated above, the terms of the 2003 Preferred Stock and further details relating to the acquisition of the assets of Greystone Plastics, Inc. will be explained in further detail in a Form 8-K relating to such acquisition to be filed by PalWeb in accordance with the rules and regulations of the Securities and Exchange Commission.

         PalWeb had accumulated a working capital deficit of $1,133,945 at May 31, 2003 which includes $901,422 due to Yorktown Management and $971,133 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing. There is no assurance that PalWeb will secure such financing.

         PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of PalWeb are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Based on their evaluations, PalWeb's Chief Executive Officer and Principal Financial Officer have concluded that the PalWeb's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report on Form 10-KSB are effective to ensure that information required to be disclosed by PalWeb in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the period covered by this report on Form 10-KSB, there have been no changes in PalWeb's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the PalWeb's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

         The following lists the directors and executive officers of PalWeb. Directors of PalWeb are elected at annual meetings of shareholders. Executive officers serve at the pleasure of the Board of Directors.

                                                                    TERM AS
                                                                    DIRECTOR
      NAME                             POSITION                     EXPIRES
      ----                             --------                     -------
Warren F. Kruger         President and Chief Executive Officer        2003

Bryan R. Kirchmer                      Director                       2003

Bradley C. Shoup                       Director                       2003

William W. Pritchard                   Director                       2003

Williams W. Rahhal              Chief Financial Officer               N/A

WARREN F. KRUGER
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Warren F. Kruger, Manager/CEO of privately-held Yorktown Management & Financial Services, L.L.C., is 47 years old. Yorktown Management is involved in investment banking, real estate, manufacturing, and energy endeavors. Mr. Kruger earned a Bachelor of Business Administration Degree from the University of Oklahoma, and an Executive MBA from Southern Methodist University. Mr. Kruger has over twenty-five years experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD- NYSE). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc. (ICY-AMEX) acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately-held WCC, with investments in oil and gas, real estate, and investment banking. Additionally, he is a director of privately-held The F & M Bank and Trust Company in Tulsa, Oklahoma.

         Mr. Kruger became a director of PalWeb on January 4, 2002 and has served as President and Chief Executive Officer since January 10, 2003. He is the brother of Paul A. Kruger.

BRYAN R. KIRCHMER
DIRECTOR

         Mr. Bryan R. Kirchmer, age 32, earned a Bachelor of Science in Mechanical Engineering from the University of Tulsa and is a registered Professional Engineer in the State of Oklahoma. Mr. Kirchmer has business and project development experience in a variety of industries including investment casting, control valves, and plastics equipment. Mr. Kirchmer is a co-founder of an independent engineering consulting firm serving the plastics industry, Gravity Management and Engineering Group, Inc. ("GME Group"). As President of GME Group, Mr. Kirchmer has been responsible for developing and implementing marketing strategies for the entire range of project management, engineering and construction (EPC). In recent years, Mr. Kirchmer has spent a substantial amount of time working on the development of next-generation injection molding machines. Mr. Kirchmer and GME Group have been responsible for overseeing the construction of the company's new line of injection molding equipment. Mr. Kirchmer is also President of ForcePro, LLC, which was formed to market the PIPER 600 pursuant to a license granted by PalWeb.

         Mr. Kirchmer became a director of PalWeb on January 4, 2002.

BRADLEY C. SHOUP
DIRECTOR

         Mr. Bradley C. Shoup, age 45, earned a Bachelor of Science in Civil Engineering, with distinction, from the University of Kansas, and a Master of Science from the Sloan School of Management at the Massachusetts Institute of Technology. From 1988 through 1998, Mr. Shoup was a founding partner in several related investment management and corporate finance advisory entities, including Batchelder & Partners, Inc., DHB Partner LP, Girard Partners LP, and Relational Investors LLC. Relational Investors is an investment management firm with over one billion dollars under management. From 1999 to present, Mr. Shoup has been a private investor focused on private start-up ventures and small public companies in the development or high-growth stages. He has been an advisor or executive at certain companies in which he has invested, including CRT Holdings, Inc., Belzberg Technologies Corporation (BLZ-Toronto Stock Exchange), Ivanhoe Energy Corp. (IVAN-NASDAQ), and CyberCity Holdings Inc.

Currently, Mr. Shoup is the Chief Financial Officer of CRT Holdings Inc., a private company engaged in the development of innovative technologies in the power generation industry.

         Mr. Shoup became a director of PalWeb on January 4, 2002. Mr. Shoup resigned as a director of PalWeb effective August 25, 2003.

WILLIAM W. PRITCHARD
DIRECTOR

         Mr. William W. Pritchard is 52 years old and has been an attorney with the law firm of Hall, Estill, Hardwick, Gable, Golden & Nelson in Tulsa, Oklahoma, since 1996. He earned his Bachelor Degree with honors at the University of Kansas and his Juris Doctorate at the University of Tulsa. Mr. Pritchard served as the Vice-President and General Counsel for Parker Drilling Company (PKD-NYSE) for 20 years preceding his tenure with Hall, Estill and has extensive experience in financial and commercial transactions in both domestic and international markets. He is a partner with Warren F. Kruger in WCC, with investments in oil & gas, real estate and investment banking. He was co-founder of The Seminole Group, a privately-held, crude marketing and gathering company. In addition, Mr. Pritchard was a co-founder and currently serves as a director of privately-held Transcontinental Drilling Services, the largest seismic shot hole company in the United States.

         Mr. Pritchard became a director of PalWeb on January 4, 2002. Mr. Pritchard also provides legal services to the company. Mr. Pritchard resigned as a director of PalWeb effective August 25, 2003.

WILLIAM W. RAHHAL
CHIEF FINANCIAL OFFICER

         Mr. William W. Rahhal is 62 years old and has been a shareholder and managing officer of Hulme Rahhal Henderson, Inc., Certified Public Accountants, in Ardmore, Oklahoma since 1988. Hulme Rahhal Henderson, Inc. was PalWeb's auditors through May 31, 2002. Mr. Rahhal earned his BBA from the University of Oklahoma and is a certified public accountant licensed in Oklahoma and Texas. He also served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) with experience in auditing public companies. In addition, he served as financial manager of a privately-held oil and gas production company and contract drilling company.

         Mr. Rahhal became chief financial officer of PalWeb on October 1, 2002. Mr. Rahhal also provides tax services to the company.

NEW OFFICER AND DIRECTOR

         Effective as of September 8, 2003 and in connection with the acquisition of the assets of Greystone Plastics Inc. as further described in "Other" under caption "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB, Mr. Bill Hamilton, an owner/operator of Greystone Plastics Inc., was appointed Senior Vice President of Production for PalWeb. Also effective September 8, 2003, Rick Dahlson of Dallas was appointed as a member of the Board of Directors of PalWeb.

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

         Based solely on review of the copies of such reports furnished to PalWeb and any written representations that no other reports were required during fiscal 2003, to PalWeb's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2003 were complied with on a timely basis, except as follows:


                                                  NUMBER OF TRANSACTIONS
                        NUMBER OF                NOT REPORTED ON A TIMELY
NAME                   LATE REPORTS                        BASIS
----                   ------------                        -----

William W. Rahhal           1                                1


ITEM 10.          EXECUTIVE COMPENSATION

         During the last three completed fiscal years, other than Mr. Paul Kruger and William W. Rahhal, no other named executive officers received a salary as a part of executive compensation. The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2001, 2002 and 2003:

                                    SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION             LONG TERM
                               FISCAL YEAR      -------------------------        COMPENSATION
            NAME AND              ENDING                                      SECURITIES UNDERLYING
       PRINCIPAL POSITION         MAY 31         SALARY             BONUS       OPTIONS/SARS (#)
       ------------------         ------         ------             -----        ----------------
Warren Kruger, President
and CEO (1)                        2003           -0-                -0-              175,000
William W. Rahhal, Chief
Financial Officer(2)               2003         $25,327              -0-              100,000
Paul A. Kruger, Chairman           2003         $ 8,500              -0-               25,000
and CEO (3)                        2002         $12,000              -0-              150,000
                                   2001         $12,000              -0-               50,000

------------------------

(1) Mr. Warren Kruger became President and CEO effective January 10, 2003.
(2) Mr. William W. Rahhal became Chief Financial Officer on October 1, 2002.
(3) Mr. Paul Kruger resigned; effective January 10, 2003.

         The following table sets forth information concerning the grant of stock options during the fiscal year ended May 31, 2003, to named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                     NUMBER OF % OF TOTAL
                    SECURITIES OPTIONS/SARS
                       UNDERLYING              GRANTED TO     EXERCISE OR
                      OPTIONS/SARS            EMPLOYEES IN     BASE PRICE
         NAME            GRANTED              FISCAL YEAR        ($/SH)     EXPIRATION DATE
Warren F.                150,000                  23%            $0.55       April 1, 2013
Kruger (1)               25,000                                  $1.60       June 26, 2012

William W.               100,000                  13%            $0.55       April 1, 2013
Rahhal (1)

Paul A. Kruger           25,000                    3%            $3.125     January 10, 2008
(2)

------------------------
(1) The options become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant, which was June 26, 2002 and April 1, 2003. Once vested, the options are exercisable at any time and from time to time until 10 years after the date of grant, while the individual continues to serve as an employee or director of Palweb. In the event employment by Palweb or service on its Board of Directors is terminated other than for cause, the vested portions of the options shall be exercisable within 3 months of such termination; provided that, if employment is terminated but the individual continues to serve as a director, his options will not expire within 3 months but will, instead, continue until he ceases to be a director or ten years from the date of the grant, whichever date is earlier. In the event of the death, the options shall become exercisable in full by the individual's heirs within 12 months of such death.

(2) The options granted to Paul Kruger became fully exercisable at the date of his resignation as an officer and director of PalWeb.

         The following table provides information with respect to named executive officers concerning the exercise of options during the fiscal year ended May 31, 2003, and unexercised options held as of May 31, 2003:

                AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                           SHARES                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                          ACQUIRED                                OPTIONS                        MONEY OPTIONS
                             ON            VALUE                 AT FY-END#                        AT FY-END
         NAME             EXERCISE       REALIZED        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE

Warren Kruger                -0-            N/A                25,000/275,000                         -0-

William Rahhal               -0-            N/A                 -0-/100,000                           -0-

COMPENSATION OF DIRECTORS
-------------------------

         In addition to the options granted to Warren Kruger and Paul Kruger reported above, during the fiscal year ended May 31, 2003, the following directors received grants of stock options under the company's Stock Option
Plan: Lyle Miller - 25,000, Bryan R. Kirchmer -- 125,000 options, William W. Pritchard -- 125,000 options, and Bradley C. Shoup -- 125,000 options. Except for Lyle Miller whose options became fully exercisable on the date of his resignation and expire on January 10, 2008, each of such option grants shall become exercisable at the rate of 25% of the total shares subject to the options on each of the first four anniversary dates of the date of grant, which was June 26, 2002 and April 1, 2003. Once vested, the options are exercisable at any time and from time to time until 10 years after the date of grant, while such directors continue to serve as members of the Board of Directors of PalWeb. In the event that the service on the Board of Directors of any of such directors is terminated other than for cause, the options shall be exercisable within three months of such termination. In the event of the death of any of such directors, the options shall become exercisable in full by his heirs within twelve (12) months of such death. The foregoing options are exercisable at a price of $1.60 and $0.55 per share, which was the market value of the company's common stock on the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of September 8, 2003, PalWeb had 12,790,451 shares of Common Stock and 50,000 shares of 2003 Preferred Stock outstanding. Each share of the 2003 Preferred Stock is convertible into approximately 66.67 shares of common stock.

         The following table sets forth certain information regarding the shares of common stock beneficially owned as of September 8, 2003, by (i) each person known by the company to own beneficially five percent (5%) or more of the outstanding common stock, (ii) each director and officer, and (iii) all directors and officers as a group:

                    Name and Address of                     Amount and Nature of
                     Beneficial Owner                       Beneficial Owner(1)                Percent of Class(2)
                     ----------------                       -------------------                -------------------
Paul A. Kruger                                                  6,753,929(3)                         39.5%
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC                                    1,742,412(4)                         10.2%
2500 South McGee
Norman, OK 73072

Westgate Investments, L.P.                                      5,809,618(5)                         34.0%
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Westgate Capital Company, LLC                                   5,809,618(6)                         34.0%
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Warren F. Kruger                                                6,862,710(7)                         40.2%
President & CEO
1613 East 15th Street
Tulsa, OK 74120

William W. Pritchard                                            6,072,340(8)                         35.6%
Director
320 S. Boston, Suite 400
Tulsa, OK  74103-3708

Bryan R. Kirchmer                                                       0(9)                            0%
Director
601 S. Boulder Ave., Suite 105
Tulsa, OK  74119

                    Name and Address of                     Amount and Nature of
                     Beneficial Owner                       Beneficial Owner(1)                Percent of Class(2)
                     ----------------                       -------------------                -------------------
Bradley C. Shoup                                                  225,000(10)                         1.3%
Director
4233 Normandy
Dallas, TX 75205

William W. Rahhal                                                       0                               0%
Chief Financial Officer
100 E Street S.W., Suite 200
Ardmore, OK 73401

All Current Directors & Officers as a Group (6 persons)         7,350,432(11)                        43.0%

(1) The number of shares beneficially owned by each person is calculated in accordance with the rules of the SEC, which provide that person shall be deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days through options, warrants, or the conversion of a security; provided, however, if such person acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each person includes common stock, the number of shares of common stock each person has the right to acquire upon the conversion of 2003 Preferred Stock, and the number of shares of common stock each person has the right to acquire upon the exercise of options.

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

(3) The total includes: (i)1,277,184 shares of common stock beneficially owned directly or indirectly; (ii) 225,000 shares of common stock that Paul Kruger directly has the right to acquire in connection with the options; (iv) 1,742,412 shares that Hildalgo beneficially; (iv) 3,333,333 shares that Paul Kruger has the right to acquire upon conversion of 2003 Preferred Stock; (v) 50,000 shares he holds on behalf of his minor children; and (vi) 126,000 shares of which he only holds the power to vote pursuant to a proxy granted by Michael John. However, Michael John publicly claimed that he only owns 4,800 shares of common stock.

(4) The total includes 1,842,412 shares of common stock beneficially owned directly by Hildalgo. By virtue of his ownership of and control over Hildalgo, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(5) The total includes: (i) 5,809,618 shares of common stock beneficially owned directly by Westgate. The sole business of Westgate is the ownership of the PalWeb securities listed above. WCC is the general partner of Westgate, and Warren Kruger and William Pritchard are the sole members of WCC. By virtue of their ability to control Westgate, WCC, Warren Kruger and William Pritchard are also deemed to beneficially own the shares beneficially owned by Westgate. Although WCC is the general partner of Westgate, WCC also engages in other business activities, including but not limited to the development and licensing of WCC's CJ2(TM) fire retardant process technology (as discussed under "Technology License Agreement" in Item 12 of this Form 10-KSB), which activities are conducted wholly separate from the business of Westgate. Westgate has no right to participate in the conduct of such other business activities of WCC and does not share in any profit or loss derived from such activities.

(6) The total includes the shares owned by Westgate as further described in footnote (5).

(7) The total includes: (i) 274,592 shares of common stock beneficially owned directly by Warren Kruger; (ii)649,000 shares held of record by Yorktown;
       (iii) 25,000 shares of common stock that Warren Kruger directly has the right to acquire in connection with the options; (iv) the shares owned by Westgate as further described in footnote (5); and (v) 104,500 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote. WCC is the general partner of Westgate, and Warren Kruger is one of the two members of WCC. By virtue of his ability to control Westgate, Warren Kruger is also deemed to beneficially own the shares beneficially owned by Westgate.

(8) The total includes 560 shares of common stock beneficially owned directly by William Pritchard, the shares owned by Westgate as further described in footnote (5), (ii) 225,000 shares of common stock that William Pritchard directly has the right to acquire in connection with the options; and 37,162 shares owned by his family. WCC is the general partner of Westgate, and William Pritchard is one of the two members of WCC. By virtue of his ability to control Westgate, William Pritchard is also deemed to beneficially own the shares beneficially owned by Westgate.

(9) Although Bryan Kirchmer is a limited partner in Westgate, applicable rules regarding the foregoing beneficial ownership table do not require that Mr. Kirchmer be deemed a beneficial owner of the shares beneficially owned by Westgate. Therefore, no shares beneficially owned by Westgate have been included in the shares beneficially owned by Mr. Kirchmer for purposes of such table.

(10) The total includes 225,000 shares of common stock that Bradley Shoup has the right to acquire in connection with options. Although Bradley Shoup is a limited partner in Westgate, applicable rules regarding the foregoing beneficial ownership table do not require that Mr. Shoup be deemed a beneficial owner of the shares beneficially owned by Westgate. Therefore, no shares beneficially owned by Westgate have been included in the shares beneficially owned by Mr. Shoup for purposes of such table.

(11) The total includes: (i) 12,790,451 outstanding shares; (ii) 3,333,333 shares issuable upon conversion of 2003 Preferred Stock; and (iii) 955,000 shares issuable upon exercise of vested stock options.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCES OF SECURITIES

         For information on the issuance of 2001 Preferred Stock and warrants on January 4, 2002, to affiliates of Paul Kruger and Warren Kruger, see "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB.

         Westgate Investment, LP, an entity affiliated with Warren Kruger, and Hildalgo Trading Company, LC, an entity owned by Paul Kruger, received from PalWeb a combined total of 2,162,031 shares of common stock in lieu of cash dividends on the 2001 Preferred Stock for the period the preferred stock was outstanding, January 10, 2002 through September 8, 2003.

         For information on issuance of 2003 Preferred Stock on September 8, 2003, to Paul Kruger, see "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB.

         For information on issuance of 629,811 shares of common stock to Warren Kruger in exchange for $900,000 of indebtedness, see "Yorktown Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB

         Effective October 17, 2002, 15,584 shares of common stock were issued to Paul Kruger in exchange of interest payable of $23,376.

SALE OF PP FINANCIAL, INC., TO PAUL KRUGER

         For information regarding the sale of PalWeb's former wholly-owned subsidiary, PP Financial, Inc., and the resulting transfer of PalWeb's former indirect subsidiary, PFS, to Paul Kruger effective May 30, 2002, see "Acquisition and Disposition of Paceco Financial" under Item 1 of this Form 10-KSB.

OFFICE SHARING ARRANGEMENT

         In April 2001, PalWeb entered into an agreement with Foresight, Inc., a company of which Paul Kruger was on the Board of Directors and that was a wholly-owned subsidiary of a publicly-held company of which Paul Kruger beneficially owned in excess of 10%, whereby Foresight, Inc., agreed to make a portion of its leased premises in Norman, Oklahoma, available to one full-time employee of PalWeb, provide the services of a part-time employee of Foresight, Inc., and pay PalWeb's expenses in connection with normal office usage for telephone, fax, copying, postage and other expenses in exchange for the sum of $3,000 per month. The agreement was effective as of January 1, 2001, and terminated May 31, 2002. The amount payable by PalWeb under its agreement with Foresight, Inc., was subsequently increased from the amount reflected in the written agreement. During the year ended May 31, 2002, PalWeb paid rent to Foresight, Inc., of $87,622.

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

         For information regarding a $7,000,000 loan from Paul Kruger, see "Loans from Paul Kruger" under the heading "Liquidity and Capital Resources" in
Item 6 of this Form10-KSB. Interest paid to Paul Kruger on these loans as of May 31, 2003 totaled $262,886.

         For information regarding loans from Warren Kruger, see "Yorktown Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB. Interest accrued on these loans as of May 31, 2003 total $23,216.

         For additional information involving funds advanced to PalWeb by Paul Kruger and his affiliates, see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

         For additional information involving funds advanced to PalWeb by entities with which Warren Kruger is affiliated, see "History" under Item 1, and "Liquidity and Capital Resources" under Item 6 of this Form 10-KSB.

LEASE AGREEMENTS

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

         For information on the sale and leaseback transaction of the Dallas facility effective September 8, 2003 between PalWeb and Paul Kruger in exchange for the $7,000,000 note payable, see "Loan from Paul Kruger" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB.

OBLIGATIONS OF PAUL KRUGER AND HIS AFFILIATED ENTITIES

         At May 31, 2002, PalWeb had previously paid expenses on behalf of Paul Kruger or entities with which he is affiliated in the aggregate amount of $126,866, which amount was reflected on PalWeb's financial statements as accounts receivable - related party. Of such total, $13,588 was due from PFS, primarily for life insurance premiums required under the Plan between PFS and the ODS (referenced under Acquisition and Disposition of Paceco Financial in
Item 1 of this From 10-KSB), and $113,278 was due from Onward, primarily for ad valorem taxes and utilities expenses related to the facilities in Dallas, Texas, paid by PalWeb in 1999 and 2000 but reimbursable by Onward or its other prior tenants. The receivable does not bear interest. The receivable was paid in fiscal year 2003.

PATENT LICENSING AGREEMENT

         Effective January 1, 2003, PalWeb entered into a Patent License Agreement with Gravity Management & Engineering Group, LLC, of which Bryan Kirchmer (a member of PalWeb's Board of Directors) is a member ("GME Group"), and a related letter agreement of the same date, which granted GME Group the exclusive right to market and sell the PIPER 600. There was not any material business that was conducted pursuant to the terms of such agreements. Effective June 23, 2003, PalWeb entered into certain agreements with ForcePro, LLC, which replace and supercede the agreements described in the preceding sentence and give ForcePro the exclusive right to market and sell the PIPER 600. Bryan Kirchmer, a member of PalWeb's board, is the President of ForcePro. The term of the agreement is for five years with the right to renew for three additional terms of five years each. PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. ForcePro has an exclusive right to market the PIPER 600 subject to royalty payments of $200,000 by April 1, 2005 and $100,000 annually thereafter. These agreements will be attached to and explained in further detail in PalWeb's quarterly report on Form 10-QSB for the period ended August 31, 2003, which will be filed pursuant to the rules and regulations of the SEC. There is no assurance that ForcePro will be able to sell any of the newly-designed PIPER 600 plastic injection molding machines.

TECHNOLOGY LICENSE AGREEMENT

         In April 2001, PalWeb entered into a License Agreement with WCC, an entity owned by Warren Kruger and William Pritchard, providing for PalWeb to have the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. The License Agreement was negotiated and executed 9 months before Warren Kruger, William Pritchard, or entities with which they are affiliated became directors or beneficial owners of 10% or more of PalWeb's common stock in January 2002. Under the agreement, PalWeb must pay the greater of 2.5% of PalWeb's gross monthly revenues derived from the sale of UL listed pallets using the technology or a minimum monthly royalty of $10,000. However, WCC also agreed in the License Agreement to convey to PalWeb ownership of the licensed Process (as defined in the agreement) in the event that cumulative royalties paid by PalWeb equaled $250,000 during the first two years of the agreement, subject to an override or carried interest in favor of WCC equal to 2.5% of the gross monthly revenues which are the same payments as would have been received under the License Agreement. Subsequent to the execution of the original agreement which provided for a "coating" technology, WCC developed an additive process which PalWeb used to successfully obtain a UL listing. The technology is currently known as CJ2(TM).

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

ENGINEERING SERVICES AGREEMENT

         Bryan Kirchmer, a director of PalWeb, is President and principal owner of GME Group, an engineering firm. GME Group has performed and is expected to perform in the future work for PalWeb in connection with the design, construction and implementation of its plastic pallet injection molding equipment. GME Group was originally contracted by Yorktown, a company owned by Warren Kruger, to perform services in connection with the plastic pallet injection molding equipment that eventually became PalWeb's PIPER 600. Under its agreement with Yorktown, GME Group was to perform such engineering services on the basis of its customary rates for similar services performed for other clients with a not-to-exceed limit of $550,000. Yorktown was reimbursed for the payments that it made to GME Group for the benefit of PalWeb's PIPER 600 equipment in connection with the preferred stock financing discussed in the section "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this From 10-KSB. Subsequently the agreement with GME Group was assigned by Yorktown to PalWeb, and the not-to-exceed limit was waived. The payments made to GME Group have been reflected on PalWeb's books as expenses of the company, and GME is now performing services directly for PalWeb. For the year ended May 31, 2001, PalWeb recorded expenses paid to GME Group of $226,559 for engineering services. For the years ended May 31, 2003 and 2002, PalWeb recorded expenses for engineering services paid to GME Group of $124,951 and $643,218, respectively. In addition, PalWeb paid Mr. Kirchmer $7,500 in 2003 for consulting services.

LEGAL SERVICES PERFORMED BY WILLIAM PRITCHARD

         William Pritchard, a director of PalWeb, is of counsel in the law firm Hall, Estill, Hardwick, Gable, Golden & Nelson, a P.C. ("Hall Estill"). Hall Estill has performed and is expected to perform in the future legal services for PalWeb, which services are charged on the basis of the standard hourly rates charged by Hall Estill to other clients for similar services. During the years ended May 31, 2003 and 2002, PalWeb paid or accrued expenses for legal services from Hall Estill in the total amount of $67,519 and $79,455, respectively.

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

    3.2 Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of PalWeb Corporation's Form 8- K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

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

EXHIBIT NO.    DESCRIPTION

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

EXHIBIT NO.    DESCRIPTION

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

    10.19 Assumption Agreement between Onward, L.L.C., PalWeb Corporation and Texas Capital Bank dated January 4, 2002 (not signed by Texas Capital Bank) (incorporated herein by reference to Exhibit 10.19 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.20 Amendment No. 1 to Securities Purchase Agreement and Shareholders and Voting Agreement by and between PalWeb Corporation and certain purchasers dated January 21, 2002 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended February 28, 2002, which was filed with the SEC on April 12, 2002).

    10.21 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (incorporated herein by reference to Exhibit 10.21 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.22 Unsecured Subordinated Promissory Note in the amount of $1,000,000 payable to Paul A. Kruger dated May 31, 2002 (incorporated herein by reference to Exhibit 10.22 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.23 Non Exclusive Distribution Agreement between PalWeb Corporation and Bosh Material Handling Incorporated dated August 5, 2002 (incorporated herein by reference to Exhibit 10.23 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

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

    10.30** Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.31 Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to PalWeb Corporation's Form 10-SB, which was filed on May 2, 2000).

    10.32** Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

EXHIBIT NO.    DESCRIPTION

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

    10.36** Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.37 Consulting Agreement between Yorktown Management & Financial Services, L.L.C., and Gravity Management & Engineering Group, LLC, dated on or about February 19, 2001 (incorporated herein by reference to Exhibit 10.37 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.38 Settlement Agreement by and among PalWeb Corporation, Crescent Road Corporation, Curton Capital Corporation, Consolidated Capital Group, Inc., Ralph Curton, Jr., and Jeffrey Van Putten dated April 30, 2001 (incorporated herein by reference to Exhibit
               10.38 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13,
               2002).

    10.39 Assignment and Indemnity Agreement between PalWeb Corporation and Paul A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to
               Exhibit 10.39 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

    10.40 Promissory Note in the amount of $500,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Yorktown Management & Financial Services, Inc., dated December 4, 2002 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

EXHIBIT NO.    DESCRIPTION

    10.41 Letter Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.42 Loan Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.3 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.43 Promissory Note in the amount of $7,000,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Paul
               A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.4 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.44 Stock Pledge Agreement executed by PalWeb Corporation in favor of Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.5 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.45 Security Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.6 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.46 Deed of Trust executed by Plastic Pallet Production, Inc., in favor of Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

    10.47 Letter Agreement between PalWeb Corporation and Lyle W. Miller dated January 10, 2003 (amending terms of outstanding stock options) (incorporated herein by reference to Exhibit 10.8 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14,
               2003).

    10.48 Patent License Agreement dated as of January 1, 2003 between PalWeb Corporation and Gravity Management & Engineering Group, LLC (submitted herewith).

    10.49 Letter Agreement dated January 22, 2003 between Gravity Management & Engineering Group, LLC and PalWeb Corporation (submitted herewith).

    11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

EXHIBIT NO.    DESCRIPTION

    21.1       Subsidiaries of PalWeb Corporation (submitted herewith).

    23.1 Consent of Murrell, Hall, McIntosh & Co., PLLP (submitted herewith).

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (submitted herewith).

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (submitted herewith).

    32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

    32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

(B) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last fiscal quarter covered by this Form 10- KSB. However, on September 9, 2003, PalWeb filed a Form 8-K under Item 9, Regulation FD Disclosure, attaching a press release of PalWeb, which announced an acquisition, recapitalization and changes to the board of directors. No financial statements were filed in connection with such Form 8- K.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During the year ended May 31, 2003, PalWeb paid or accrued fees payable to Murrell, Hall & McIntosh, PLLP of $24,000 for audit services.

         During the years ended May 31, 2003 and 2002, PalWeb paid or accrued fees payable to Hulme Rahhal Henderson, Inc. of $23,060 and $23,775 for audit services, respectively, and of $0 and $4,575 for tax services relating to the preparation of income tax returns, respectively.


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PALWEB CORPORATION
                                                (Registrant)

Date:  09/15/03                  /s/ Warren F Kruger
                                 -----------------------------------------------
                                 Warren F. Kruger, President and Chief
                                 Executive Officer (Principal Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  09/15/03                  /s/ Warren F Kruger
                                 -----------------------------------------------
                                 Warren F. Kruger, President and Chief Executive
                                 Officer (Principal Executive Officer)

Date:  09/15/03                  /s/ William W. Rahhal
                                 -----------------------------------------------
                                 William W. Rahhal, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date:  09/15/03                  /s/ Bryan R Kirchmer
                                 -----------------------------------------------
                                 Bryan R. Kirchmer, Director


Date:  09/  /03
                                 -----------------------------------------------
                                 Rick Dahlson, Director

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF PALWEB CORPORATION

Report of Independent Public Accountants.....................................F-1

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations .......................................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit).........F-5

Consolidated Statements of Cash Flows .......................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
of PalWeb Corporation


         We have audited the accompanying consolidated balance sheet of PalWeb Corporation (an Oklahoma corporation) and its subsidiary as of May 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of PalWeb Corporation as of May 31, 2002 were audited by other auditors whose report dated August 15, 2002, on those statements included an explanatory paragraph that described the uncertainty of the Company continuing as a going concern as discussed in Note 2 to the financial statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PalWeb Corporation and its subsidiary as of May 31, 2003, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2003, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial
statements do not include any adjustments that might result from the outcome of these uncertainties.


MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
June 27, 2003, except for Note 16, as to which the date is September 15, 2003

                       PALWEB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2003

           ASSETS
           ------

  CURRENT ASSETS:
   Cash                                                      $      6,209
   Accounts receivable                                            347,844
   Inventory (Note 3)                                             384,557
                                                             ------------
         TOTAL CURRENT ASSETS                                     738,610

  PROPERTY, PLANT AND EQUIPMENT, net
   of accumulated depreciation (Note 4)                         7,921,542

  OTHER ASSETS (Note 5)                                           141,198
                                                             ------------

         TOTAL ASSETS                                        $  8,801,350
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Notes payable (Note 6)                                    $    901,422
   Accounts payable and accrued expenses                          971,133
                                                             ------------
         TOTAL CURRENT LIABILITIES                              1,872,555

LONG-TERM DEBT (Note 6)                                         7,000,000

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 9 and 10):
  Preferred stock, $.0001 par value, 20,750,000 shares
   authorized, 750,000 shares outstanding                              75
  Common stock, $0.0001 par value, 5,000,000,000
   authorized, 5,938,722 shares outstanding                           594
  Additional paid-in capital                                   41,969,124
  Deficit                                                     (42,040,998)
                                                             ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (71,205)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                            $  8,801,350
                                                             ============

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended May 31,
                                                 ------------------------------
                                                     2003               2002
                                                 -----------        -----------
Sales                                            $ 1,280,945        $    92,958

Cost of sales, including depreciation
 of $165,736 and $104,028, respectively            2,438,342            621,919
                                                 -----------        -----------

Gross profit (loss)                               (1,157,397)          (528,961)

Expenses:

  General and administrative                       1,312,824          1,498,239

  Impairment                                         310,875               --
                                                 -----------        -----------
         Total expenses                            1,623,699          1,498,239
                                                 -----------        -----------

Operating loss                                    (2,781,096)        (2,027,200)

Interest expense                                     433,756            231,618
                                                 -----------        -----------

Loss before discontinued operations               (3,214,852)        (2,258,818)

Loss from discontinued operations                       --             (197,012)
                                                 -----------        -----------

Net Loss                                          (3,214,852)        (2,455,830)

Preferred Dividends                                  900,166            211,440
                                                 -----------        -----------

Net Loss Available to Common Stockholders'       $(4,115,018)       $(2,667,270)
                                                 ===========        ===========

LOSS PER COMMON SHARE (Note 1):
 LOSS BEFORE DISCONTINUED OPERATIONS             $     (0.79)             (0.53)
 LOSS FROM DISCONTINUED OPERATIONS                      --                (0.04)
                                                 -----------        -----------

 LOSS PER COMMON SHARE                           $     (0.79)       $     (0.57)
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                5,201,000          4,662,000
                                                 ===========        ===========



The accompanying notes are an integral part of this consolidated financial statement.

                                                PALWEB CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                             Preferred Stock            Common Stock             Additional                                Total
                            ------------------   ---------------------------      Paid-in    Accumulated     Treasury      Equity
                              Shares    Amount      Shares         Amount         Capital      Deficit        Stock     (Deficiency)
                            ----------   -----   ------------   ------------   ------------  ------------  -----------  -----------
BALANCES, May 31, 2001       2,525,000     253    231,928,244     23,192,825      9,725,686   (35,258,710)  (4,550,266)  (6,890,212)

Preferred stock conversion  (2,020,000)   (202)     2,020,000        202,000       (201,798)         --           --           --

Amortization of deferred
 income - related party           --      --             --             --           82,388          --           --         82,388

Issuance of preferred stock    750,000      75           --             --        7,476,079          --           --      7,476,154

Sale of treasury stock            --      --             --             --           74,290          --        925,731    1,000,021

Common stock for services         --      --          100,000         10,000           --            --           --         10,000

Reincorporation               (505,000)    (51)       505,000    (23,381,370)    23,381,421          --           --           --

Disposition of Paceco
 Financial Services to
 related party                    --      --             --             --          171,715          --      3,624,535    3,796,250

Reverse stock split               --      --     (229,861,619)       (22,986)        22,986          --           --           --

Preferred dividends payable       --      --             --             --             --        (211,440)        --       (211,440)

Net loss                          --      --             --             --             --      (2,455,830)        --     (2,455,830)
                            ----------   -----   ------------   ------------   ------------  ------------  -----------  -----------
BALANCES, May 31, 2002         750,000      75      4,691,625            469     40,732,767   (37,925,980)        --      2,807,331

Common stock in lieu
 of preferred dividends -
         2003 dividends           --      --        1,058,263            106        900,060      (900,166)        --           --
         2002 dividends           --      --          132,150             13        211,427       211,440

Issuance of common stock
 for debts                        --      --           40,584              4         97,122          --           --         97,126

Options exercised                 --      --           16,100              2         27,748          --           --         27,750

Net loss                          --      --             --             --             --      (3,214,852)        --     (3,214,852)
                            ----------   -----   ------------   ------------   ------------  ------------  -----------  -----------

BALANCES, May 31, 2003         750,000   $  75      5,938,722   $        594   $ 41,969,124  $(42,040,998) $      --    $   (71,205)
                            ==========   =====   ============   ============   ============  ============  ===========  ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended May 31,
                                                         ------------------------------
                                                             2003               2002
                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(3,214,852)       $(2,455,830)
 Add: Loss from discontinued operations                         --              197,012
 Adjustments to reconcile net loss to
  cash used by operating activities:
   Depreciation and amortization                             230,794            157,364
   Expenses paid by
    Issuance of common stock                                  57,126             10,000
   Impairment of investment                                  310,875               --
   Changes in accounts receivable                           (304,198)            29,142
   Changes in inventory                                     (180,111)           (61,757)
   Changes in other assets                                   (24,208)           (11,834)
   Changes in payable - related party                           --               (1,867)
   Changes in accounts payable
    And accrued expenses                                     440,265         (1,282,196)
                                                         -----------        -----------
         Net cash used in continuing operations           (2,684,309)        (3,419,966)
         Net cash used in discontinued operations               --             (122,552)
                                                         -----------        -----------
         Net cash used in operating activities            (2,684,309)        (3,542,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       (1,474,475)        (3,997,531)
 Decrease in loans receivable                                   --              582,148
                                                         -----------        -----------
         Net cash used in investing activities            (1,474,475)        (3,415,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes and advances payable                  8,401,422          6,949,520
 Payments on notes payable                                (4,277,700)          (200,091)
 Payments on savings certificates                               --           (1,357,306)
 Sale of treasury stock                                         --            1,000,000
 Proceeds from issuance of
  common/preferred stock                                      27,750            498,830
                                                         -----------        -----------
         Net cash provided by financing activities         4,151,472          6,890,953
                                                         -----------        -----------

NET DECREASE IN CASH                                          (7,312)           (66,948)
CASH, beginning of period                                     13,521             80,469
                                                         -----------        -----------

CASH, end of period                                      $     6,209        $    13,521
                                                         ===========        ===========

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

PRIOR YEAR FINANCIAL STATEMENTS
-------------------------------

The prior year statement of operations has been restated for comparative purposes.

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


      Plant building                                    20 years

      Production machinery equipment                    5-10 years and Unit
                                                        of Production
                                                        (5,000,000 units for
                                                        injection molding
                                                        machines and
                                                        1,250,000 for molds)

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

INVESTMENT
----------

PalWeb has a 20% ownership in Vimonta AG which is carried on the cost basis of accounting since management has no board representation, financial information or other influence on the operation of Vimonta AG. The asset is valued at $5,000 and included in other assets.

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

PalWeb establishes an allowance for doubtful accounts to reduce its receivable to their net realizable value. The allowance is estimated by management based on general factors including aging of receivables and historical collection experience. There was no allowance for doubtful allowance at May 31, 2003.

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

LOSS PER SHARE
--------------

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income (loss) available to common stockholders, preferred stock dividends are added to the loss from continuing operations and net loss for the year. Convertible preferred stock, warrants and stock options are not considered as their effect is antidilutive.

RECENT PRONOUNCEMENTS
---------------------

Recent pronouncements issued by the Financial Accounting Standards Board include SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF SFAS NO. 72 AND 144 AND SFAS INTERPRETATION NO. 9, SFAS No. 148, ACCOUNTING FOR THE STOCK-BASED COMPENSATION-TRANSITION AND DISclosure, SFAS No. 149, AMENDMENT OF STATEMENt 133 on Derivative INSTRUMENTS AND HEDGING ACTIVITIES, and SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 147 relates to the application of the purchase method of accounting for all acquisitions of financial institutions. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133,ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of these standards is not expected to have a material effect on PalWeb's consolidated financial statements.

NOTE 2.  CONTINUATION AS A GOING CONCERN
         -------------------------------

The accompanying financial statements have been prepared assuming that PalWeb will continue as a going concern. PalWeb has suffered significant losses from operations. Currently, management believes that PalWeb has the capacity to produce sufficient plastic pallets to achieve profitability; however, sales have not reached such level. To date, PalWeb has received substantial advances from investors but will require additional substantial funding in order to attain its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by two of its principal stockholders, Paul Kruger and Warren Kruger. Management continues to seek long-term and/or permanent financing. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raise substantial doubt about PalWeb's ability to continue as a going concern. It is management's opinion that (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) PalWeb will continue as a going concern.

NOTE 3.  INVENTORY
         ---------

         Inventory at May 31, 2003 consists of:

               Raw materials                              $  182,985
               Finished goods                                201,572
                                                          ----------

               Total inventory                            $  384,557
                                                          ==========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

A summary of the property, plant and equipment at May 31, 2003, is as follows:

               Production machinery and equipment         $7,130,236

               Building and land                           1,348,646
               Furniture and fixtures                        138,246
                                                          ----------
                                                           8,617,128
               Less: accumulated depreciation               (695,586)
                                                          ----------
                                                          $7,921,542
                                                          ==========

Depreciation expense for the years ended May 31, 2003 and 2002 is $186,388 and $104,028, respectively.

         A summary of interest costs for the years ended May 31, is:

                                                             2003       2002
                                                          ---------  ---------
               Interest capitalized as property, plant
                 and equipment                            $    --    $ 172,377

               Interest expensed                            433,756    231,618
                                                          ---------  ---------

               Total interest cost                        $ 433,756  $ 403,995
                                                          =========  =========

NOTE 5.  OTHER ASSETS
         ------------

At May 31, 2003, other assets consist of:

               Loan origination fee, net of accumulated
                 amortization of $35,000                             $ 105,000
               Patents, net of accumulated amortization of $1,719       20,598
               Investments                                               5,000
               Deposits and other                                       10,600
                                                                     ---------

                           Total Other Assets                        $ 141,198
                                                                     =========

Amortization of patent costs was $656 and $53,336 in 2003 and 2002, respectively.

NOTE 6.  LONG-TERM DEBT AND NOTES PAYABLE
         --------------------------------

At May 31, 2003, long-term debt consists of a $7,000,000 note payable to Paul Kruger, interest at three percent over the prime rate of interest (7.25% at May 31, 2003), payable June 4, 2004. The assets of PalWeb and PPP are pledged as security. PalWeb, among other things, may not pay any cash or asset dividends and is limited on the amount of additional debt without the prior consent of the lender. PalWeb paid Paul Kruger a loan organization fee of $140,000 which is being amortized over the life of the lien. The amount amortized in 2003 and classified as interest expense is $35,000.

At May 31, 2003, notes payable of $901,422 consist of advances from Yorktown Management, LLC, entities owned or controlled by Warren Kruger, President and Chief Executive Officer. The notes accrue interest at nine percent.

NOTE 7.  RELATED PARTY TRANSACTIONS
         --------------------------

Paul Kruger is a significant shareholder in PalWeb and held the position of Chairman and President until his resignation January 10, 2003. Warren Kruger brother to Paul Kruger, was named President and CEO effective January 10, 2003.

In connection with the issuance of Series 2001 preferred stock, see Note 9, Paul Kruger and his affiliated companies received 176,302 shares of preferred stock in exchange for indebtedness of $1,226,282 and $536,745 of equity in the building which contains PalWeb's manufacturing facility. The equity in the building is based on an agreed upon value of $1,350,000 less indebtedness assumed by PalWeb of $813,255. The building is reflected on PalWeb's accounting records at $725,344, which is the agreed upon value of $1,350,000 less unamortized deferred income of $624,656 which originated at the time of the sale and leaseback transaction of the building between Paul Kruger and PalWeb.

As discussed in Note 6, loans were provided to PalWeb by Paul Kruger and an entity owned by Warren Kruger. Interest paid or accrued on indebtedness to Paul Kruger was $262,886 and $70,132 for 2003 and 2002, respectively, including $23,376 in 2003 for which Paul Kruger received 15,584 shares of PalWeb common stock in exchange for the debt. Interest expense accrued to an entity owned by Warren Kruger was $23,216. The proceeds from the $7,000,000 loan from Paul Kruger during 2003 were used to refinance an outstanding loan with Paul Kruger in the amount of $2,150,000, to pay outstanding bank debt of $4,242,700 and to provide working capital. Additionally, during 2003 Paul Kruger received 15,584 shares of common stock of PalWeb as payment for accrued interest of $23,376; the exchange rate of $1.50 per share was based on the market price of the common stock on the date of authorization.

At May 31, 2002, PalWeb has advances receivable from companies owned by Paul Kruger in the total amount of $126,866. These advances were paid in fiscal year 2003 as an offset to a loan origination fee as discussed in Note 6.

During 2002, PalWeb incurred expense for rent and support services in the amounts of $15,000, respectively, paid to Foresight, Inc. or its parent company Precis, Inc., a company of which Paul Kruger was a director and the beneficial owner of in excess of 10%.

PalWeb leased commercial space from Onward, LLC, owned by Paul Kruger, Chairman and CEO, through January 1, 2002. Total rentals paid were $150,938 fiscal year 2002. Effective January 1, 2002, PalWeb purchased the property from Mr. Kruger as discussed above.

As discussed in Note 1, Paul Kruger acquired the finance segment of PalWeb by purchasing PP Financial, Inc. and its wholly-owned subsidiary Paceco Financial Services, Inc. in exchange for providing a one year, 6%, $1,000,000 loan.

PalWeb has a contract with a consulting engineering firm for the design and supervision of the construction of the new production equipment. The president of the consulting engineers was elected in 2002 to be a Director of PalWeb. Fees paid to the engineering firm were $124,951 and $643,218 in 2003 and 2002, respectively. In addition, PalWeb paid the director, individually, $7,500 in consulting fees.

A Director of PalWeb provided legal services through a law firm of which he is of counsel. The fees for 2003 and 2002 were $67,519 and $79,455, respectively.

See Note 15, Commitments and Contingencies, regarding a licensing agreement between PalWeb and Westgate Capital, LLC, an entity owned by directors Warren Kruger and William Pritchard.

Effective June 23, 2003, PalWeb entered into an agreement with ForcePro, LLC, for the right to market and sell PalWeb's injection molding machine, PIPER 600, for a royalty of 5% of the sales price or gross lease payment. Bryan Kirchmer, a director of PalWeb, is a President of ForcePro, LLC.

NOTE 8.  FEDERAL INCOME TAXES
         --------------------

Deferred taxes as of May 31, 2003 and 2002 are as follows:

                                                      2003            2002
                                                  -----------     -----------
        Deferred Tax Assets:
              Net operating loss                  $ 6,839,880     $ 5,298,168
              Loss on impairment of investment      1,151,700       1,151,070
                                                  -----------     -----------
                Total deferred tax assets           7,991,580       6,449,238

        Deferred Tax Liabilities:
              Depreciation and amortization,
               tax over financial                    (623,359)       (148,053)
                                                  -----------     -----------
                                                    7,367,591       6,301,185
              Less: Valuation allowance            (7,367,591)     (6,301,185)
                                                  -----------     -----------

                       Total                      $      --       $      --
                                                  ===========     ===========

Management has provided a valuation allowance for the full amount of the deferred tax asset as PalWeb continues to incur substantial losses from its operations. While management projects that the products being developed will be profitable and the deferred asset will ultimately be realized, PalWeb has not yet reached sufficient reliability on product acceptance and marketability to reduce the valuation allowance.

The net change in deferred taxes is as follows:

                                                       Year Ended May 31,
                                                  ---------------------------
                                                      2003            2002
                                                  -----------     -----------
        Net operating loss                        $ 1,541,712     $   876,725
        Depreciation, tax over financial             (475,306)       (148,053)
        Allowance for credit losses                      --          (161,640)
        Stock based compensation                         --           (34,447)
        Change in Valuation
          allowance                                (1,066,406)       (532,585)
                                                  -----------     -----------

                 Tax Benefit                      $      --       $      --
                                                  ===========     ===========

PalWeb's effective tax rate differs from the federal statutory rate as follows:

                                                       Year Ended May 31
                                                  ---------------------------
                                                      2003            2002
                                                  -----------     -----------
        Tax benefit using statutory tax rate      $ 1,093,050     $   767,998
        Effect of state tax rates                      96,446          71,086
        Net change in valuation allowance          (1,066,406)       (532,585)
        Other deductions                             (123,090)       (306,499)
                                                  -----------     -----------

        Tax benefit, per financial statements     $      --       $      --
                                                  ===========     ===========

PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2003 of $18,506,000 as follows:

                                                      Year of
                              Amount                 Expiration
                              ------                 ----------
                           $1,290,000                   2012
                            1,291,000                   2018
                            5,871,000                   2019
                            2,634,000                   2020
                              883,000                   2021
                            2,370,000                   2022
                            4,167,000                   2023

NOTE 9.  STOCKHOLDERS' EQUITY
         --------------------

Effective June 25, 2002, PalWeb declared a 50 for 1 reverse split of its common stock. References to common shares have been adjusted for the reverse stock split, except in the statement of changes in stockholders' equity (deficit) wherein the adjustment was recognized as a lump sum during 2002.

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

The board of directors have authorized issuance of common stock in lieu of cash to pay the dividends on preferred stock. The rate of exchange is based on the market value of the stock on the date authorized. The issuances are as follows:

                            Preferred       Common Stock       Rate per Share
        Dividend Date        Dividend          Issued            of Common

      March 31, 2002         $211,440         132,150              $1.60
      June 30, 2002          $225,000         140,625              $1.60
      September 30,          $223,934         149,289              $1.50
      2002
      December 31,           $226,849         360,078              $0.63
      2002
      March 31, 2003         $224,384         407,971              $0.55

NOTE 10. STOCK OPTIONS
         -------------

PalWeb has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 18,390,000 are available for grant as of May 31, 2003. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the two years ended May 31, 2003:

                                                                  Weighted
                                                                  Average
                                                       Shares     Exercise
                                                       (000's)     Price
                                                       ------     --------
        Options outstanding at May 31, 2001               190     $   2.00
        Options granted                                   690         3.18
                                                       ------     --------
        Options outstanding at May 31, 2002               880         2.92
        Options granted                                   760         0.88
        Options exercised                                 (25)        2.00
        Options cancelled                                 (30)        2.00
                                                       ------     --------
        Options outstanding at May 31, 2003             1,585     $   1.96
                                                       ======     ========

        Exercisable as of May 31, 2002                    190     $   2.00
                                                       ======     ========
        Exercisable as of May 31, 2003                    555     $   2.70
                                                         ======   ========

With respect to options outstanding at May 31, 2003:

                                 Weighted        Weighted
                    Options       Average         Average
     Range        outstanding      Life            Price      Exercisable
     -----        -----------      ----            -----      -----------

     $2.00          135,000      5.3 years          $2.00       135,000

     $3.125-        690,000      7.3 years          $3.17       360,000
     $4.00

     $1.60          210,000      7.8 years          $1.60        60,000

     $0.55          550,000      9.8 years          $0.55          --
                  ---------                                   ---------
     Total        1,585,000      8.1 years          $1.96       555,000
                  =========                                   =========

PalWeb applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had PalWeb determined compensation cost at the grant date based on fair value under SFAS No. 123, PalWeb's net loss would have been increased to the pro forma amount indicated below:

                                                        2003          2002
                                                        ----          ----
        Net loss to common shareholders:
                          As reported              $(4,115,018)   $(2,667,270)

                          Pro forma                $(4,230,753)   $(3,074,246)

        Per share:

                          As reported              $     (0.79)   $     (0.57)

                          Pro Forma                $     (0.81)   $     (0.66)

The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

        Dividend Yield                                       None
        Expected Volatility                                  1.68
        Risk Free Interest Rate                              4%
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

NOTE 12. DISCONTINUED OPERATIONS
         -----------------------

In May 2002, PalWeb sold its finance segment of business. Information relating to operations discontinued in 2002 is as follows:

                                                               2002
                                                            ---------
        Revenue                                             $  46,330
        Loss from operations                                  197,012
        Gain on disposal                                      171,715

NOTE 13. SUPPLEMENTAL INFORMATION OF CASH FLOWS
         --------------------------------------

Non-cash activities for the years ended May 31, are as follows:

                                                         2003          2002
                                                      ----------    ----------
        Common stock issuances for:
              Consulting services                     $     --      $   10,000
              Retirement of debt                          97,126          --
              Dividends on preferred stock -
                    For year ended May 31, 2002          211,440          --
                    For year ended May 31, 2003          900,166          --
        Preferred stock issuances for:
              Retirement of debt                            --       6,440,579
              Acquisition of property                       --         725,344
        Debt assumed in acquisition of property             --         813,255

        Interest paid (including
         capitalized interest in 2002 of $172,377)       475,835       459,019

NOTE 14. OPERATING LEASES
         ----------------

Rental expense on operating leases totaled $212,538 during 2002 and none in 2003.

NOTE 15. COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Board of Directors authorized payment in the form of restricted common stock for the June 30, 2003, quarterly dividend of $226,849 on the Series 2001 preferred stock at a rate of $0.60 per share of common stock based on the market price at July 1, 2003. A total of 560,959 shares of common stock were issued.

In April 2001, PalWeb entered into a Licensing Agreement with Westgate Capital, LLC ("WCC"), an entity owned by Warren Kruger and William Pritchard, providing PalWeb the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. The Licensing Agreement was negotiated and executed prior to Warren Kruger, William Prichard or entities which they are affiliated became directors or beneficial owners of 10% of more of PalWeb's common stock in January 2002. Under the agreement, PalWeb must pay the greater of 2.5% of gross sales of UL listed pallets using fire retardant technology or a minimum monthly royalty of $10,000. The agreement also provided that in the event that cumulative payments to WCC total $250,000 during the first two years, WCC would convey the ownership of the technology process to PalWeb subject to the 2.5% royalty payment. Subsequent to the execution of the original agreement which provided for a "coating" process technology, the fire retardancy process changed to a chemical additive which WCC and PalWeb incorporated in the manufacturing process and used to successfully obtain the UL listing. As of May 31, 2003, no minimum or other royalties have been paid or accrued by PalWeb. However, PalWeb has recorded expenses of approximately $126,000 that are associated with the license agreement. WCC has not asserted that PalWeb is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by PalWeb under such agreement. PalWeb is exploring the possibility of purchasing the technology from WCC.

PalWeb derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. There is no assurance that PalWeb will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on PalWeb.

NOTE 16. SUBSEQUENT EVENTS
         -----------------

Effective September 8, 2003, PalWeb completed several transactions which are described below.

PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets, for $12,500,000 including $4,200,000 in cash, $8,300,000 in notes payable to the seller as follows: a $5,000,000 note payable at 7.5% interest, due October 1, 2008; a $2,500,000 note payable at 7.5% interest, due October 1,2018; and an $800,000 note at 6% interest, due October 26, 2007. PalWeb simultaneously sold to Paul Kruger, a major stockholder of PalWeb, 50,000 of preferred stock, Series 2003, par value $0.0001, at $100 per share for a total of $5,000,000. The preferred has a dividend rate equal to the prime rate of interest plus 3% and a conversion rate to common stock of $1.50 per share for a total of 3,333,333 shares of common.

The Series 2001 preferred stockholders elected to convert their outstanding 750,000 shares of preferred stock to common stock at seven shares of common for each share of preferred for a total of 5,250,000 shares of common stock. Additionally, the Series 2001 preferred stockholders agreed to cancel the outstanding warrants which were received in connection with the issuance of the Series 2001 preferred stock.

Warren Kruger, President and Chief Executive Officer, elected to convert $900,000 principal amount of indebtedness to common stock at the rate of $1.429 per common share. A total of 629,811 shares will be issued in connection with the exchange.

PalWeb completed a sale and leaseback transaction whereby it sold its plant for $1,350,000 and certain production equipment for $5,650,000 to a company owned by Paul Kruger in exchange for the $7,000,000 note payable to Paul Kruger. The assets were sold at approximately net book value which approximates fair value. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease.