Form 10QSB
period 2003-08-31
PALWEB CORP
filed 2003-10-15
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003



    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO _____________


           Commission file number        000-26331
                                  ---------------------


                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           OKLAHOMA                                       75-2954680
-------------------------------                 -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  1607 WEST COMMERCE STREET                            DALLAS, TEXAS 75208
-------------------------------                 -------------------------------
(Address of principal executive offices)           (City, State and Zip Code)


                                 (214) 698-8330
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]         No  [_]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: OCTOBER 10, 2003 - 12,790,451

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes  [_]         No  [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2003




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

              Condensed Consolidated Balance Sheets as of August 31,         1
              2003 and May 31, 2003

              Condensed Consolidated Statement of Operations                 2
              For the Three Month Periods Ended
              August 31, 2003 and 2002

              Condensed Consolidated Statements of Cash Flows                3
              For the Three Month Periods Ended
              August 31, 2003 and 2002

              Notes to Financial Statements                                  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           5


ITEM 3.  CONTROLS AND PROCEDURES                                             9





PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                   9


ITEM 2.  CHANGES IN SECURITIES                                              10


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   10




SIGNATURES                                                                  11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          AUGUST 31,          MAY 31,
                  ASSETS                                     2003              2003
                  ------                                 ------------      ------------
CURRENT ASSETS:
  Cash                                                   $      6,209      $      6,209
  Accounts receivable                                         207,820           347,844
  Inventory                                                   322,598           384,557
                                                         ------------      ------------
     TOTAL CURRENT ASSETS                                     536,627           738,610

PROPERTY, PLANT AND EQUIPMENT, at cost                      8,617,678         8,617,128
Accumulated depreciation                                     (752,358)         (695,586)
                                                         ------------      ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                    7,865,320         7,921,542

OTHER ASSETS                                                  114,768           141,198
                                                         ------------      ------------

     TOTAL ASSETS                                        $  8,516,715      $  8,801,350
                                                         ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

CURRENT LIABILITIES:
  Notes payable                                          $  7,245,098      $    901,422
  Accounts payable and accrued liabilities                  1,043,708           971,133
                                                         ------------      ------------
     TOTAL CURRENT LIABILITIES                              8,288,806         1,872,555

LONG-TERM DEBT-RELATED PARTY                                  900,000         7,000,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par, 20,750,000
   shares authorized; 750,000 outstanding                          75                75
  Common stock, $.0001 par value, 5,000,000,000
   authorized; outstanding - 6,499,681 and
    5,938,722, respectively                                       650               594
  Additional paid-in capital                               42,193,452        41,969,124
  Deficit                                                 (42,866,268)      (42,040,998)
                                                         ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (672,091)          (71,205)
                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  8,516,715      $  8,801,350
                                                         ============      ============

                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                THREE MONTHS ENDED AUGUST 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
SALES                                           $    193,219      $     60,917

COST OF SALES, including depreciation
 of $41,351 and $39,173, respectively                385,915           621,742
                                                ------------      ------------

GROSS PROFIT (LOSS)                                 (192,696)         (560,825)

EXPENSES:
  General and administrative expenses                235,912           348,375
                                                ------------      ------------

OPERATING LOSS                                      (428,608)         (909,200)

OTHER INCOME (EXPENSE):
  Other income                                         3,656                --
  Interest Expense                                  (175,934)          (57,807)
                                                ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                   (172,278)          (57,807)
                                                ------------      ------------

NET LOSS                                            (600,886)         (967,007)

PREFERRED DIVIDENDS                                  224,384           225,000
                                                ------------      ------------

NET LOSS TO COMMON STOCKHOLDERS                 $   (825,270)     $ (1,192,007)
                                                ============      ============

NET LOSS PER COMMON SHARE                       $      (0.13)     $      (0.25)
                                                ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                6,317,000         4,795,000
                                                ============      ============



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   THREE MONTHS ENDED AUGUST 31,
                                                   ------------------------------
                                                       2003              2002
                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used by continuing operations             $   (243,126)     $   (421,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (550)         (544,876)
                                                   ------------      ------------

     Net cash used in investing activities                 (550)         (544,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              243,676           950,000
  Payments on notes                                          --           (15,000)
  Proceeds from issuance of common stock                     --            27,750
                                                   ------------      ------------

     Net cash provided by financing activities          243,676           962,750
                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH                              --            (3,412)
CASH, beginning of period                                 6,209            13,521
                                                   ------------      ------------

CASH, end of period                                $      6,209      $     10,109
                                                   ============      ============

NONCASH ACTIVITIES:
  Issuance of common stock in lieu of
  cash payment of preferred dividends              $    224,384      $    225,000

 Issuance of common stock in payment
  of liabilities                                             --            40,000




                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2003, and the results of its operations and its cash flows for the three month periods ended August 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2003 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared assuming that PalWeb will continue as a going concern. The working capital deficit of approximately $7,752,000 at August 31, 2003, reflects the uncertain financial condition of PalWeb and its inability to obtain long term financing until it is able to attain profitable operations.

2. The results of operations for the three month periods ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3. The computation of loss per share is computed by dividing the loss available to common stockholders by the weighted average shares outstanding for the periods. Loss available to common stockholders is determined by adding preferred dividends for the periods to the net loss. For the three month periods ended August 31, 2003 and 2002, the average common shares outstanding are 6,317,000 and 4,795,000, respectively. Convertible preferred stock is not considered as its effect is antidilutive.

4. During the three month period ended August 31, 2003, the Board of Directors authorized dividends on the Series 2001 preferred stock in the total amount of $224,384. Further, the board authorized payment of such preferred dividends in the form of restricted common stock at the then market rate of $0.40 per share. A total of 560,959 shares of common stock were issued.

7. See "Management Discussion and Analysis, Liquidity and Capital Resources," for discussion regarding certain transactions on September 8, 2003 pertaining to issuance of $5,000,000 of Series 2003 Preferred Stock, conversion of Series 2001 Preferred Stock into common stock, exchange of $900,000 of notes payable by Warren Kruger to common stock, the sale and leaseback of the Dallas, Texas plant and certain production equipment to Paul Kruger in exchange for a note payable in the amount of $7,000,000 and acquisition of the assets of Greystone Plastics, Inc. a manufacturer of plastic pallets.

8. See "Legal Proceedings" in Item 1 of Part II regarding PalWeb being named as a defendant in a personal injury lawsuit.

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

SALES

     PalWeb's primary business is the manufacturing and selling of plastic pallets. PalWeb distributes its pallets through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees. Additionally, PalWeb has licensed its PIPER 600 injection molding machine to ForcePro, LLC, a company of which Bryan Kirchmer, a director of PalWeb, is president. ForcePro will pay PalWeb a 5% royalty on gross proceeds from sales of the PIPER 600.

     PalWeb has a production capacity of approximately 40,000 pallets per month. During the three months ended August 31, 2003, pallet production averaged about 10% of capacity. Future production levels will be maintained as sales dictate. There is no assurance that PalWeb will receive orders for pallets that will maintain, or justify any significant increase to, PalWeb's current production levels.

PERSONNEL

     PalWeb has approximately 14 full-time employees. Temporary employees are used to supplement the manufacturing process as necessary.

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

THREE MONTH PERIOD ENDED AUGUST 31 28, 2003, COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2002

     Sales for the three month period ended August 31, 2003 were $193,219 compared to $60,917 in 2002. The increase is $132,302 and is attributable in part to PalWeb's increased focus on sales and marketing since the completion of its fully functional plastic injection molding machine.

     Cost of sales in 2003 was $385,915 or 200% of sales compared to $621,742 or 1,020% of sales in 2002. During 2003, because production continued at about 10% of capacity, fixed costs have an adverse effect on the ratio of cost to sales. Also during 2003, production problems, which have since been resolved, caused material costs to be high in relation to sales. Cost of sales for 2002 is abnormally high due to startup costs on PalWeb's newly installed Piper 600 injection molding machines and repair and maintenance of approximately $516,000 incurred on the prototype injection molding machine and the production plant.

     General and administrative expenses decreased $112,463 from $348,375 in fiscal year 2002 to $235,912 in fiscal year 2003. This decrease is principally due to a settlement of claims charge in fiscal 2002 of $83,750 and a decrease in professional fees and travel of approximately $75,000 offset by a charge to bad debt expense of $45,000.

     Interest expense increased $118,127 from $57,807 in fiscal year 2002 to $175,934 in fiscal year 2003. Notes payable at August 31, 2002 totaled $4,712,700 compared to $8,145,098 at August 31, 2003, thereby resulting in the increase in interest expense. The additional financing was used primarily for working capital.

     The net loss decreased $366,121 from $967,007 in fiscal year 2002 to $600,886 in fiscal year 2003 for the reasons discussed above.

     After deducting preferred dividends the net loss available to common stockholders is $825,270, or $0.13 per share, in fiscal 2003 compared to $1,192,007 or $0.25 per share in fiscal year 2002 for an decrease of $366,737.

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

     PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through August 31, 2003, has been provided by loans from entities controlled by Mr. Paul Kruger, a significant stockholder of PalWeb, and entities affiliated with Warren Kruger, President and Chairman of PalWeb, and through the offering of preferred stock to essentially the same persons. PalWeb is currently reliant on loans provided by Paul Kruger and Warren Kruger. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees in the future.

     LOANS FROM WARREN KRUGER

     Effective December 4, 2002, Yorktown Management & Financial Services, LLC ("Yorktown"), an entity 100% owned by Warren Kruger, executed an unsecured $500,000 loan to PalWeb at 9% interest, due January 4, 2003 with automatic 30-day extensions until Yorktown provides notice of its election not to further extend such maturity. As of August 31, 2003, Yorktown had not provided any notice of an election not to extend the maturity of the note and Yorktown had advanced an additional $445,208, which accrued interest at the rate of 9%.

     Effective September 8, 2003, Yorktown agreed and PalWeb authorized the issuance of 629,811 shares of common stock in exchange for $900,000 of indebtedness.

     At August 31, 2003, Westgate Capital LP, an entity controlled by Warren Kruger, had advanced an additional $200,000 to PalWeb. The advance accrues interest at 9%.

     LOAN FROM PAUL KRUGER

     As of August 31, 2003, PalWeb had a $7,000,000 note payable to Paul Kruger, a major stockholder of PalWeb, at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold its Dallas plant for $1,350,000 and certain production equipment located in its Dallas plant for $5,650,000 to a company owned by Paul Kruger in exchange for the cancellation of debt in the amount of $7,000,000 owed by PalWeb Corporation to Paul Kruger. The assets were sold at the assets' approximate net book value. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease. For more information relating to this transaction, see PalWeb's Form 8-K filed on September 23, 2003.

     OTHER

     PalWeb has accumulated a working capital deficit of approximately $7,752,000 at August 31, 2003, which includes a $7,000,000 note payable to Paul Kruger which on September 9, 2003 was exchanged for property and equipment of PalWeb as discussed above, $245,000 of notes payable to entities owned or controlled by Warren Kruger and $1,044,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term until such time as it is able to achieve a profitable status. There is no assurance that PalWeb will secure such financing.

     Effective September 8, 2003, the Series 2001 preferred stockholders elected to convert their holdings into common stock at the rate of approximately $1.429 per share and common shares totaling 5,250,000 were issued. In addition, accrued dividends on the Series 2001 preferred stock at September 8, 2003, totaling $172,603 were paid with common stock at the then market rate of $0.42 per share for a total of 410,959 shares.

     Also effective September 8, 2003, PalWeb Corporation completed the acquisition of all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of PalWeb Corporation, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. Greystone Plastics, Inc. manufactured plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,000 was paid in cash and $8,300,000 was paid by issuing the following notes: a $5,000,000 note payable to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable to Greystone Plastics, Inc. at 7.5% interest due October 1, 2018; and an $800,000 note payable to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due October 26, 2007. The cash payment was financed through the issuance of the preferred stock described below. The notes issued to Greystone Plastics, Inc. are secured by the assets acquired from Greystone Plastics, Inc. The $800,000 note issued to Bill Hamilton is a wraparound note pursuant to which PalWeb Corporation has assumed the liabilities of Greystone Plastics, Inc. under that certain loan agreement between US Bancorp Equipment Finance, Inc. and Greystone Plastics, Inc. dated February 12, 2003 (which loan was guaranteed by Bill Hamilton) pursuant to which US Bancorp loaned Greystone Plastics, Inc. the money necessary to purchase an extruder, which was included in the assets acquired from Greystone Plastics, Inc. In connection with the acquisition, Greystone Manufacturing, L.L.C. hired Mr. Hamilton to oversee the operation of the assets acquired from Greystone Plastics, Inc. and assist PalWeb with other production matters. The consideration paid in these transactions was determined through arm's- length negotiations between the parties. For more information relating to this acquisition, see PalWeb's Form 8-K filed on September 23, 2003.

     Simultaneously with the acquisition described above and in order to partially finance such acquisition, PalWeb sold 50,000 shares of preferred stock designated "Series 2003 Cumulative Convertible Senior Preferred Stock" ("2003 Preferred Stock"), to Paul Kruger, a major stockholder of PalWeb, at $100 per share for a total purchase price of $5,000,000. The 2003 Preferred Stock has a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share, or for an aggregate of 3,333,333 shares of common stock. In addition, the holder of the 2003 Preferred Stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of PalWeb. For more information relating to the 2003 Preferred Stock, see PalWeb's Form 8-K filed on September 23, 2003.

     PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

MATERIAL RISKS
--------------

     PalWeb has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2003, which was filed on September 15, 2003.


ITEM 3.  CONTROLS AND PROCEDURES

     Based on their evaluations, PalWeb's Chief Executive Officer and Principal Financial Officer have concluded that the PalWeb's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-QSB are effective to ensure that information required to be disclosed by PalWeb in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the period covered by this report on Form 10-QSB, there has been no changes in PalWeb's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the PalWeb's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Justin Baker and Bobbie Baker v. Cooper Manufacturing, Inc., a foreign corporation, Stanford International, Inc., a foreign corporation, Allied Products, a foreign corporation, Cabec Energy Corporation, a foreign corporation, Tulsa Industries, Inc., a foreign corporation, Cabec Energy Industries, a foreign corporation, Curton Capital Corporation, a foreign corporation, The Union Group, a foreign corporation, PalWeb Corporation, a foreign corporation, BP America Production Company, f/k/a/ Amoco Production Company, a foreign corporation and John Doe, an unknown drilling representative, Cause No. D-101-CV-200301515, filed in the First Judicial District, County of Santa Fe, State of New Mexico, on August 19, 2003.

Justin Baker and his wife, Bobbie Baker, have sued a number of defendants, including PalWeb, in connection with an alleged accident that occurred on an oil rig unit on February 1, 2002 in which Mr. Baker allegedly injured his right leg. The plaintiffs claim, among other things, that: Mr. Baker's right leg was amputated because of the accident described in the preceding sentence; the oil rig unit and its component parts were designed, manufactured, assembled, promoted, advertised, sold and distributed by a certain manufacturers, including certain companies of which PalWeb is a successor and/or parent corporation; and such manufacturers were negligent, should be held strictly liable for plaintiffs' injuries, and breached certain implied warranties. The plaintiffs are seeking past and future compensatory and punitive damages, interest on such damages and certain costs and expenses, all of which are in unspecified amounts. PalWeb is not currently engaged in the oil and gas business. However, from April 1993 to December 1997, PalWeb was engaged in various businesses, including the exploration, production and development of oil and gas properties in the continental United States and the operation of related service businesses. In connection with an acquisition by PalWeb in December 1997, all of the assets, contract rights and liabilities of PalWeb that related in any way to the oil and gas business were transferred to The Union Group, Inc., a Nevada corporation. PalWeb is currently evaluating the plaintiffs' claims and anticipates that it will vigorously defend the lawsuit.


ITEM 2.  CHANGES IN SECURITIES

     Holders of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000. In lieu of the quarterly payment of cash dividends $224,384 due on June 30, 2003, the holders of such 2001 Preferred Stock agreed to accept common stock of PalWeb, and PalWeb's Board of Directors approved the payment of such dividends in the form of 560,959 shares of the authorized but unissued shares of PalWeb's common stock at an effective price of $0.40 per share as of the date such payment of shares was authorized.

     PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the offer and sale of the stock described above. All parties listed above are sophisticated persons or entities. All of the purchasers executed investment letters representing that they had sufficient access to information to make the investment and acknowledging the restrictions on transfer of the stock. There was no underwriting, and no commissions were paid to any party upon the issuance of such stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

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

              31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (submitted herewith).

              31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (submitted herewith).

              32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

              32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

         (b)  Reports on Form 8-K

     There were no reports filed by PalWeb during the three months ended August 31, 2003.





SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                       PALWEB CORPORATION
                                                       ----------------------
                                                           (Registrant)

Date: October 15, 2003                                 /s/ Warren F. Kruger
                                                       ----------------------
                                                       Warren F. Kruger
                                                       President and CEO