Form 10QSB
period 2003-11-30
PALWEB CORP
filed 2004-01-14
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


Commission file number        000-26331
                       ---------------------------------------------------------



                               PALWEB CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              OKLAHOMA                                        75-2954680
----------------------------------------              --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      1607 WEST COMMERCE STREET                           DALLAS, TEXAS 75208
----------------------------------------              --------------------------
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
Yes             No   X
    -----          -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: JANUARY 7, 2004 - 12,790,451

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes             No   X
    -----          -----

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2003



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Condensed Consolidated Balance Sheets
         as of November 30, 2003 and May 31, 2003                              1

         Condensed Consolidated Statement of Operations
         For the Six Month Periods Ended November 30, 2003 and 2002            2

         Condensed Consolidated Statement of Operations
         For the Three Month Periods Ended November 30, 2003 and 2002          3

         Condensed Consolidated Statements of Cash Flows
         for the Three Month Periods Ended November 30, 2003 and 2002          4

         Notes to Financial Statements                                         5



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             7

ITEM 3.  CONTROLS AND PROCEDURES                                              12




PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                                12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13



SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30,         MAY 31,
                                                                       2003              2003
                                                                   ------------      ------------
ASSETS
------

CURRENT ASSETS:
  Cash                                                             $    323,233      $      6,209
  Accounts receivable                                                 1,025,805           347,844
  Inventory                                                           1,017,725           384,557
                                                                   ------------      ------------
     TOTAL CURRENT ASSETS                                             2,366,763           738,610

PROPERTY, PLANT AND EQUIPMENT, at cost                                7,287,409         8,617,128
Less: Accumulated depreciation                                         (714,267)         (695,586)
                                                                   ------------      ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                              6,573,142         7,921,542

OTHER ASSETS:
  Goodwill                                                            6,164,435                --
  Patents and deposit                                                   135,471           141,198
                                                                   ------------      ------------
     TOTAL OTHER ASSETS                                               6,299,906           141,198
                                                                   ------------      ------------
     TOTAL ASSETS                                                  $ 15,239,811      $  8,801,350
                                                                   ============      ============




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                $  1,369,827                --
  Notes payable                                                         847,975      $    901,422
  Accounts payable and accrued liabilities                            1,296,531           971,133
  Preferred dividends payable                                            78,630                --
                                                                   ------------      ------------
     TOTAL CURRENT LIABILITIES                                        3,592,963         1,872,555

LONG-TERM DEBT                                                        6,793,305         7,000,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par, 20,750,000 shares authorized;
     50,000 shares of Series 2003 and 750,000 shares of Series
     2001 outstanding, respectively                                           5                75
  Common stock, $.0001 par value, 5,000,000,000 authorized;
     outstanding - 12,790,451 and 5,938,722, respectively                 1,279               594
  Additional paid-in capital                                         48,265,496        41,969,124
  Deficit                                                           (43,413,237)      (42,040,998)
                                                                   ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             4,853,543           (71,205)
                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 15,239,811      $  8,801,350
                                                                   ============      ============


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    SIX MONTHS ENDED NOVEMBER 30,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
SALES                                                              $  2,290,934      $    573,929

COST OF SALES, including depreciation of
  $147,728 and $109,806, respectively                                 2,258,690         1,439,863
                                                                   ------------      ------------

GROSS PROFIT (LOSS)                                                      32,244          (865,934)

EXPENSES:
  General and administrative expenses                                   613,042         1,063,156
                                                                   ------------      ------------

OPERATING LOSS                                                         (580,798)       (1,929,090)

OTHER INCOME (EXPENSE):
  Other income                                                           18,633                --
  Interest Expense                                                     (334,458)         (135,833)
                                                                   ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                                      (315,825)         (135,833)
                                                                   ------------      ------------

NET LOSS                                                               (896,623)       (2,064,923)

PREFERRED DIVIDENDS                                                     475,616           448,933
                                                                   ------------      ------------

NET LOSS TO COMMON STOCKHOLDERS                                    $ (1,372,239)     $ (2,513,856)
                                                                   ============      ============

NET LOSS PER COMMON SHARE                                          $      (0.15)     $      (0.51)
                                                                   ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                   9,261,000         4,934,000
                                                                   ============      ============

                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   THREE MONTHS ENDED NOVEMBER 30,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
SALES                                                              $  2,097,715      $    513,012

COST OF SALES, including depreciation
  of $41,351 and $39,173, respectively                                1,872,775           813,218
                                                                   ------------      ------------

GROSS PROFIT (LOSS)                                                     224,940          (300,206)

EXPENSES:
  General and administrative expenses,
  including impairment of $314,224 at
  November 30, 2002                                                     377,130           719,684
                                                                   ------------      ------------

OPERATING LOSS                                                         (152,190)       (1,019,890)

OTHER INCOME (EXPENSE):
  Other income                                                           14,977                --
  Interest Expense                                                     (158,524)          (78,026)
                                                                   ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                                      (143,547)          (78,026)
                                                                   ------------      ------------

NET LOSS                                                               (295,737)       (1,097,916)

PREFERRED DIVIDENDS                                                     251,232           223,933
                                                                   ------------      ------------

NET LOSS TO COMMON STOCKHOLDERS                                    $   (546,969)     $ (1,321,849)
                                                                   ============      ============


NET LOSS PER COMMON SHARE                                          $      (0.04)     $      (0.26)
                                                                   ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                  12,237,000         5,073,000
                                                                   ============      ============

                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                    SIX MONTHS ENDED NOVEMBER 30,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used by continuing operations                             $ (1,656,897)     $   (421,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (34,335)         (544,876)
  Acquisition of Greystone Plastics                                 (12,000,130)               --
  Other                                                                  (1,299)               --
                                                                   ------------      ------------

     Net cash used in investing activities                          (12,035,764)         (544,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            9,146,007           950,000
  Payments on notes                                                    (136,322)          (15,000)
  Proceeds from issuance of stock
  (preferred and common, respectively)                                5,000,000            27,750
                                                                   ------------      ------------

     Net cash provided by financing activities                       14,009,685           962,750
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH                                         317,024            (3,412)
CASH, beginning of period                                                 6,209            13,521
                                                                   ------------      ------------

CASH, end of period                                                $    323,233      $     10,109
                                                                   ============      ============

NONCASH ACTIVITIES:
  Issuance of common stock in lieu of
    cash payment of preferred dividends                            $    396,987      $    225,000

  Issuance of common stock in payment
    of liabilities                                                      900,000            40,000

  Sale of equipment in exchange for debt                              7,060,698                --




                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2003, and the results of its operations and its cash flows for the six month periods and three month periods ended November 30, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2003 and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the six months and three month periods ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the six month periods and three month periods ended November 30, 2003 and 2002, the weighted average common shares outstanding are 9,261,000 and 4,934,000 and 12,237,000 and 5,073,000, respectively. Convertible preferred stock is not considered as its effect is antidilutive.

4. During the six months period ended November 30, 2003, the Board of Directors authorized dividends on the Series 2001 preferred stock in the total amount of $396,986. Further, the board authorized payment of such preferred dividends in the form of restricted common stock at the then market rates of $0.40 and $0.42 per share. A total of 971,918 shares of common stock were issued.

5. Effective September 8, 2003, the Board of Directors authorized the issuance of 629,811 shares of common stock in exchange for $900,000 of notes payable to Warren Kruger, President and CEO. The exchange rate of $1.429 per share of common stock was based on the exchange rate of the Series 2001 convertible preferred stock. In addition, effective September 8, 2003, the Series 2001 preferred shareholders elected to convert their preferred holdings to common stock receiving 5,250,000 shares of common stock in exchange for 750,000 shares of preferred at the exchange rate seven (7) shares of common stock for each share of $10 stated value preferred or a rate of $1.429 per share of common.

6. As discussed in "Management Discussion and Analysis, Liquidity and Capital Resources," PalWeb acquired the assets of Greystone Plastics, Inc. effective September 8, 2003. The acquisition cost of $12,500,000 consisted of inventory of $499,870, building and equipment of

$5,735,695, intangibles (patents) $100,000 and goodwill of $6,164,435. The following pro forma financial information reflects the consolidated results of operations of PalWeb as if the acquisition of Greystone had taken place on June 1, 2002. The pro forma information primarily includes adjustments for depreciation and interest expense on acquisition debt. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.


     In thousands, except per                     2003           2002
     share amounts                             Pro Forma      Pro Forma
                                               ---------      ---------
     Six months ended November 30

        Net sales                              $   3,930      $   3,566
        Net loss                                    (707)        (1,635)
        Net loss to common shareholders           (1,273)        (2,259)
        Loss per share                             (0.14)         (0.46)

     Three months ended November 30,

        Net sales                              $   2,097      $   2,152
        Net loss                                    (296)          (938)
        Net loss to common shareholders             (548)        (1,252)
        Loss per share                             (0.04)         (0.25)


7. See "Management Discussion and Analysis, Liquidity and Capital Resources," for discussion regarding certain transactions on September 8, 2003 pertaining to issuance of $5,000,000 of Series 2003 preferred stock and the sale and leaseback of the Dallas, Texas plant and certain production equipment to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for a note payable in the amount of $7,000,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include PalWeb and its wholly-owned subsidiaries, Plastic Pallet Production, Inc. ("PPP") and Greystone Plastics, LLC ("Greystone").

         PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

         References to fiscal year 2004 refers to the six and three month periods ended November 30, 2003. References to fiscal year 2003 refers to the six and three month periods ended November 30, 2002.

SALES

         PalWeb's primary business is the manufacturing and selling of plastic pallets. PalWeb distributes its pallets through a combination of a network of independent contractor distributors and sales by PalWeb officers and employees.

          PalWeb has also developed an injection molding machine, the PIPER 600, which it believes has the capability to produce plastic product with improved cost efficiency compared to its competition. To market the PIPER 600, PalWeb has entered into a licensing agreement with ForcePro, LLC, a company of which Bryan Kirchmer, a director of PalWeb, is president. ForcePro will pay PalWeb a 5% royalty on gross proceeds from sales of the PIPER 600.

PERSONNEL

         PalWeb has approximately 58 full-time employees as of November 30, 2003 compared to 14 full-time employess as of August 31, 2003. Temporary employees are used to supplement the manufacturing process as necessary.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2003, COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2002

         Sales in fiscal year 2004 were $2,290,934 compared to $573,929 in 2003. The increase of $1,717,005 is principally due to the acquisition of the assets of Greystone Plastics, Inc., which is further described below. Sales in fiscal year 2004 include approximately three months of operation by Greystone from the date of the acquisition of the assets of the assets of Greystone Plastics, Inc. on September 8, 2003. See Note 6 to the financial statements for a pro forma presentation of the results of operations for PalWeb assuming Greystone was a subsidiary of PalWeb for the periods presented therein.

         Cost of sales for fiscal year 2004 was $2,258,690, or 99% of sales, compared to $1,439,863, or 251% of sales, in 2003. PPP's production continues at about 10% of capacity, which results in fixed costs having an adverse effect on the ratio of cost to sales. The ratio of cost of sales to sales for fiscal year 2004 significantly improved over fiscal year 2003 because of the acquisition of the assets of Greystone Plastics, Inc., which operates at substantially full capacity. Greystone's ratio of cost of sales ($1,757,578) to sales ($1,377,042) in fiscal year 2004 was approximately 78% compared to PPP's ratio of 165% ($881,649 divided by $533,356). PPP's ratio decreased by about 86% from fiscal year 2003 (251%) because of significant startup costs in fiscal year 2003 and improved cost management.

         General and administrative expenses decreased $450,114 from $1,063,156 in fiscal year 2003 to $613,042 in fiscal year 2004. This decrease is principally due to an impairment charge of $310,875 and a claim settlement of $83,750 in fiscal year 2003. Improved cost management offset by a bad debt expense of $44,632 in fiscal year 2004 also contributed to the decrease.

         Interest expense increased $198,625 from $135,833 in fiscal year 2003 to $334,456 in fiscal year 2004. The increase is primarily attributable to the interest of approximately $140,000 on acquisition of the debt of Greystone Plastics, Inc. Additionally, financing during the first three months of fiscal year 2004 principally for working capital was responsible for the balance of the increase. As discussed in "Management Discussion and Analysis, Liquidity and Capital Resources," $7,900,000 of PalWeb's debt was eliminated on September 8, 2003 through a sale and leaseback transaction for $7,000,000 and a conversion of $900,000 of debt for common stock.

         The net loss decreased $1,168,300 from $2,064,923 in fiscal year 2003 to $896,623 in fiscal year 2004 for the reasons discussed above.

         After deducting preferred dividends, the net loss available to common shareholders is $1,372,239, or $0.15 per share, in fiscal year 2004 compared to $2,513,856, or $0.51 per share, in fiscal year 2003 for an decrease of $1,141,617. Approximately $0.06 of the decrease in the net loss per share for fiscal year 2004 is attributable to the issuance of 5,250,000 shares of common stock upon the conversion of the Series 2001 preferred stock on September 8, 2003.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2003, COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2002

         Sales for fiscal year 2004 were $2,097,715 compared to $513,012 in 2003. The increase of $1,584,703 is primarily attributable to the acquisition of the assets of Greystone Plastics, Inc.

         Cost of sales in fiscal year 2004 was $1,872,775, or 89% of sales, compared to $813,218, or 159% of sales, in 2003. PPP's production continues at about 10% of capacity, which results in fixed costs having an adverse effect on the ratio of cost to sales. The ratio of cost of sales to sales in fiscal year 2004 significantly improved compared to fiscal year 2003 because of the acquisition of the assets of Greystone Plastics, Inc., which operates at substantially full capacity. Greystone's ratio of cost of sales ($1,377,042) to sales ($1,757,578) was approximately 78% compared to PPP's ratio of 146% ($495,734 divided by $340,137) in fiscal year 2004. PPP's ratio reflects a decrease of about 13% from fiscal year 2003 (159%) because improved cost management.

         General and administrative expenses decreased $342,554 from $719,684 in fiscal year 2003 to $377,130 in fiscal year 2004. This decrease is principally due to an impairment charge of $310,875 in fiscal year 2003. In addition, a decline of about $105,000 in legal fees from fiscal 2003 was offset by added costs from the fiscal year 2004 acquisition of the assets of Greystone Plastics, Inc.

         Interest expense increased $80,498 from $78,026 in fiscal year 2003 to $158,524 in fiscal year 2004. The increase in interest expense is primarily due to an increase in the average debt outstanding in fiscal year 2004 compared to fiscal year 2003. This increase in debt results primarily from debt incurred on the acquisition of the assets of Greystone Plastics, Inc. offset by the debt exchanged for assets as of September 8, 2003, as described below.

         The net loss decreased $802,179 from $1,097,916 in fiscal year 2003 to $295,737 in fiscal year 2004 for the reasons discussed above.

         After deducting preferred dividends, the net loss available to common shareholders is $546,969, or $0.04 per share in fiscal year 2004 compared to $1,321,849 or $0.26 per share in fiscal year 2003 for an decrease of $774,880. Approximately $0.04 of the decrease in the net loss per share for fiscal year 2004 is attributable to the issuance of 5,250,000 shares of common stock upon the conversion of the Series 2001 preferred stock on September 8, 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

         PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through November 30, 2003, has been provided by loans from entities controlled by Mr. Paul Kruger, a significant shareholder, and entities affiliated with Warren Kruger, President and Chairman of PalWeb, and through the offering of the Series 2001 and 2003 preferred stock to essentially the same persons. PalWeb is principally reliant on funds provided by Paul Kruger and Warren Kruger through loans or the purchase of equity securities. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees or purchase equity securities of Palweb in the future. Further, Paul Kruger maintains his position as a primary shareholder of PalWeb but is no longer an officer or director.

LOANS FROM WARREN KRUGER

         Effective December 4, 2002, Yorktown Management & Financial Services, LLC ("Yorktown"), an entity 100% owned by Warren Kruger, executed an unsecured $500,000 loan to PalWeb at 9% interest, due January 4, 2003 with automatic 30-day extensions until Yorktown provides notice of its election not to further extend such maturity. As of September 8, 2003, Yorktown had not provided any notice of an election not to extend the maturity of the note. In addition, at September 8, 2003, Yorktown has advanced an additional $401,422 for which interest is being accrued at the rate of 9%.

         Effective September 8, 2003, Yorktown agreed and PalWeb authorized the issuance of 629,811 shares of common stock in exchange for $900,000 of indebtedness. The balance of the advances plus accrued interest were refinanced into an note payable in the amount of $71,811 with an interest rate of 7.5% and maturing October 1, 2004.

         At November 30, 2003, Westgate Capital LP, an entity controlled by Warren Kruger, had advanced $204,290 to PalWeb. The note has an interest rate of 7.5% and matures October 1, 2004.

LOAN FROM PAUL KRUGER

         Until September 8, 2003, PalWeb had a $7,000,000 note payable to Paul Kruger at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold for agreed upon prices its plant for $1,350,000 and certain production equipment for $5,710,698, including expenses, to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for the $7,000,000 note payable and accrued interest of $60,698, which resulted in no gain or loss on the transaction. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning March 8, 2004. The total cost of the lease, $5,952,000 ($48,000 per month for 124 months), will be amortized to cost of sales using the unit of production method so the cost is allocated pro rata based on the estimated number of pallets to be produced during the term of the lease.

         As of September 8, 2003, the $7,000,000 note payable had unpaid interest of $108,186 for which a note payable was issued to Paul Kruger with an interest rate of 7.5% and maturing October 1, 2004.

WORKING CAPITAL LOAN

         On September 30, 2003, PalWeb entered into a loan agreement with BancFirst providing for a $600,000 line of credit at the prime rate of interest plus 1% and a maturity of September 25, 2004. As of November 30, 2003, PalWeb had drawn $463,688 on the line of credit. The loan is secured by accounts receivable and inventory of its subsidiary, Greystone Manufacturing, LLC.

OTHER

         Effective September 8, 2003, PalWeb completed the acquisition of substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of PalWeb, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and an $799,454 note payable by Greystone Manufacturing, L.L.C. to Bill Hamilton, one of the owners of Greystone Plastics, Inc, at 6% interest, due October 26, 2007. The cash payment was financed through the issuance of the preferred stock discussed below. The acquisition is described further in a Form 8-K filed by PalWeb on September 23, 2003.

         Simultaneously with the acquisition of the assets of Greystone Plastics, Inc. and in order to partially finance such acquisition, PalWeb sold 50,000 shares of preferred stock, Series 2003 Cumulative Convertible Senior Preferred Stock ("Series 2003 preferred stock"), to Paul Kruger, a major shareholder of PalWeb, at $100 per share for a total of $5,000,000. The Series 2003 preferred stock has a dividend rate equal to the prime rate of interest plus 3.25% (7.25% at November 30, 2003) and may be converted into common stock at the conversion rate of $1.50 per share for an aggregate amount of 3,333,333 shares of common stock. In addition, the holder of the Series 2003 preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of PalWeb. For more information relating to the Series 2003 preferred stock, see PalWeb's Form 8-K filed on September 23, 2003.

         PalWeb has accumulated a working capital deficit of approximately $1,226,200 at November 30, 2003, which includes $2,218,000 of notes payable and current portion of long-term debt and $1,296,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that PalWeb will secure such financing.

         Effective September 8, 2003, the Series 2001 preferred shareholders elected to convert their holdings into common stock at the rate of approximately $1.429 per share. Common shares totaling 5,250,000 were issued. Accrued dividends on the Series 2001 preferred stock at September 8, 2003, totaling $172,603 were paid with common stock at the then market rate of $0.42 per share for a total of 410,959 shares.

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



PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Holders of PalWeb's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("Series 2001 preferred stock") are entitled to cumulative dividends of 12% per annum, $1.20 per share, or a total of $900,000 per year. In lieu of the final payment of cash dividends of $172,603 due on September 8, 2003, the date of conversion of the Series 2001 preferred stock into common stock, the holders of such 2001 preferred stock agreed to accept 410,959 shares of common stock of PalWeb in lieu of the payment of such dividends, shich represented an effective purchase price of $0.42 per share.

         Effective September 8, 2003, Warren Kruger agreed to accept of 629,811 shares of common stock of PalWeb in satisfaction of $900,000 of debt due to Warren Kruger for an effective conversion price of $1.429 per share.

         Effective September 8, 2003, the holders of the Series 2001 preferred stock converted an aggregate of 75,000 shares, or $7,500,000, of preferred stock into 5,250,000 shares of common stock of PalWeb at the stated conversion rate of 70 shares of common stock for each share of preferred stock, or an effective conversion rate of $1.429 per share of common stock.

         PalWeb relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the offer and sale of the stock set forth above. All parties listed above are sophisticated persons or entities. All of the purchasers executed investment letters representing that they had sufficient access to information to make the investment and acknowledging the restrictions on transfer of the stock. There was no underwriting, and no commissions were paid to any party upon the issuance of such stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

                4.1 Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation's Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.1 Asset Purchase Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit
                        10.1 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
                        2003).

                10.2 Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.3 Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc (incorporated herein by reference to Exhibit 10.3 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.4 Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit 10.4 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.5 Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.6 Employment Agreement between Greystone Manufacturing, L.L.C. and Bill Hamilton dated September 3, 2003 (incorporated herein by reference to Exhibit 10.6 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.7 Asset Purchase Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.8 Letter Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.8 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
                        2003).

                10.9 Sale Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.9 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
                        2003).

                10.10 Equipment Lease between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.10 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.11 Lease Agreement between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.11 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.12 Security Agreement among PalWeb Corporation, Plastic Pallet Production, Inc., Greystone Manufacturing, L.L.C. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.12 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
                        2003).

                10.13 Guaranty of Obligations of Tenant Pursuant to Equipment Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.13 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.14 Guaranty of Obligations of Tenant Pursuant to Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.14 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

                10.15 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
                        2003).

                11.1 Computation of Loss per Share is in Note 3 in the Notes to the financial statements.

                31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (submitted herewith).

                31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (submitted herewith).

                32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

                32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


         B.  Reports on Form 8-K

         There were two reports on Form 8-K filed by PalWeb during the quarter ended November 30, 2003. The first report dated September 8, 2003 was filed with the Securities and Exchange Commission on September 8, 2003 and attached a press release of the same date that announced PalWeb's acquisition of the assets of Greystone Plastics, Inc., a recapitalization of PalWeb and changes to PalWeb's board of directors. There were no financial statements required to be filed with this first report. The second report dated September 8, 2003 was filed with the Securities and Exchange Commission on September 23, 2003 and further described the acquisition of the assets of Greystone Plastics, Inc., a sale and leaseback transaction that occurred simultaneously with such acquisition and the sale of certain shares of preferred stock designated "Series 2003 Cumulative Convertible Senior Preferred Stock." There were no financial statements filed with this second report at such time. Certain financial statements and pro forma financial information related to the acquisition of the assets from Greystone were required to be filed by PalWeb on or before November 24, 2003. As of the date of this Form 10-QSB, PalWeb had not filed such financial information.

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



                                                       PALWEB CORPORATION
                                                   --------------------------
                                                          (Registrant)


Date: January 14, 2004                             /s/ Warren F. Kruger
                                                   --------------------------
                                                   Warren F. Kruger
                                                   President and CEO