Form 10QSB
period 2004-02-29
PALWEB CORP
filed 2004-04-14
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________


      Commission file number        000-26331
                              --------------------------------------------------


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


                  1613 EAST 15TH STREET, TULSA, OKLAHOMA 74120
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 583-7441
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                      1607 W. COMMERCE, DALLAS, TEXAS 75208
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [_]   No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: MARCH 31, 2004 - 12,790,451

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT(CHECK ONE):    Yes [_]   No [X]
================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 29, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                             PAGE

         Condensed Consolidated Balance Sheets as of February 29,           1
         2004 and May 31, 2003

         Condensed Consolidated Statement of Operations
                                                                            3
         For the Nine Month Periods Ended February 29, 2004 and
         February 28, 2003

         Condensed Consolidated Statement of Operations                     4
         For the Three Month Periods Ended February 29, 2004 and
         February 28, 2003

         Condensed Consolidated Statements of Cash Flows for the            5
         For the Nine Month Period Ended February 29, 2004 and
         February 28, 2003

         Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

ITEM 3.  CONTROLS AND PROCEDURES                                           12



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13


SIGNATURES                                                                 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                             February 29,    May 31,
                                                 2004         2003
                                             -----------  ------------
ASSETS
------

CURRENT ASSETS:
  Cash                                       $   142,652  $     6,209
  Accounts receivable                          1,216,167      347,844
  Inventory                                    1,152,924      384,557
                                             -----------  -----------
     TOTAL CURRENT ASSETS                      2,511,743      738,610

PROPERTY, PLANT AND EQUIPMENT, at cost         7,465,823    8,617,128
Less: Accumulated depreciation                  (833,304)    (695,586)
                                             -----------  -----------
     TOTAL PROPERTY, PLANT AND EQUIPMENT       6,632,519    7,921,542

OTHER ASSETS:
  Goodwill                                     6,164,435            -
  Patents and deposit                            133,625      141,198
                                             -----------  -----------

TOTAL OTHER ASSETS                             6,298,060      141,198
                                             -----------  -----------

     TOTAL ASSETS                            $15,442,322  $ 8,801,350
                                             ===========  ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt          $ 1,378,335  $         -
  Notes payable                                1,395,500      901,422
  Accounts payable and accrued liabilities     1,496,398      971,133
  Preferred dividends payable                     79,255            -
                                             -----------  -----------

     TOTAL CURRENT LIABILITIES                 4,349,488    1,872,555

LONG-TERM DEBT                                 6,469,345    7,000,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par, 20,750,000
    shares authorized; 50,000 shares of
    Series 2003 and 750,000 shares of Series
    2001 outstanding, respectively                     5           75

  Common stock, $.0001 par value, 5,000,000,000
   authorized; outstanding - 12,790,451 and
   5,938,722, respectively                         1,279          594
  Additional paid-in capital                  48,265,496    1,969,124
  Deficit                                    (43,643,291) (42,040,998)
                                             -----------  -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     4,623,489      (71,205)
                                             -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                            $15,442,322  $ 8,801,350
                                             ===========  ===========






                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Nine Months Ended
                                                   February 29/28,
                                            -------------------------
                                                2004          2003
                                            -----------   -----------
SALES                                       $ 4,681,654   $   980,933

COST OF SALES, including depreciation
 of $263,932 and $136,890, respectively       4,292,643     1,953,750
                                            -----------   -----------

GROSS PROFIT (LOSS)                             389,011      (972,817)

EXPENSES:
 General and administrative expenses,
  including impairment of $314,224
  at February 28, 2003                        1,067,074     1,362,509
                                            -----------   -----------

OPERATING LOSS                                 (678,063)   (2,335,326)

OTHER INCOME (EXPENSE):
 Other income                                   131,350             -
 Interest Expense                              (489,339)     (262,437)
                                            -----------   -----------
   TOTAL OTHER INCOME (EXPENSE)                (357,989)     (262,437)
                                            -----------   -----------

NET LOSS                                     (1,036,052)   (2,597,763)

PREFERRED DIVIDENDS                             566,241       675,783
                                            -----------   -----------

NET LOSS TO COMMON STOCKHOLDERS             $(1,602,293)  $(3,273,546)
                                            ===========   ===========


NET LOSS PER COMMON SHARE                   $     (0.15)  $     (0.65)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          10,432,000     5,020,000
                                            ===========   ===========



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended
                                                 February 29/28,
                                            -------------------------
                                                2004          2003
                                            -----------   -----------
SALES                                       $ 2,390,720   $   407,004

COST OF SALES, including depreciation
 of $116,204 and $27,084, respectively        2,033,953       513,887
                                            -----------   -----------

GROSS PROFIT (LOSS)                             356,767      (106,883)

EXPENSES:
  General and administrative expenses           453,613       299,353
                                            -----------   -----------

OPERATING LOSS                                  (96,846)     (406,236)

OTHER INCOME (EXPENSE):
 Other income                                   112,717             -
 Interest Expense                              (154,881)     (126,604)
                                            -----------   -----------
   TOTAL OTHER INCOME (EXPENSE)                 (42,164)     (126,604)
                                            -----------   -----------

NET LOSS                                       (139,010)     (532,840)

PREFERRED DIVIDENDS                              90,625       226,849
                                            -----------   -----------

NET LOSS TO COMMON STOCKHOLDERS             $  (229,635)   $ (759,689)
                                            ===========    ==========


NET LOSS PER COMMON SHARE                   $     (0.02)  $     (0.15)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          12,790,000     5,179,000
                                            ===========   ===========


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Nine Months Ended
                                                 February 29/28,
                                             ------------------------
                                                 2004         2003
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH USED BY OPERATIONS                  $(1,891,136) $(2,192,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment             (212,749)  (1,282,221)
 Acquisition of Greystone Plastics            (3,700,676)           -
 Other                                            (1,300)    (132,169)
                                             -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES         (3,914,725)  (1,414,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                      1,394,078    7,401,952
 Payments on notes                              (451,774)  (3,777,700)
 Proceeds from issuance of stock
  (preferred and common, respectively)         5,000,000       27,750
                                             -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES      5,942,304    3,652,002
                                             -----------  -----------

NET INCREASE (DECREASE) IN CASH                  136,443       45,170
CASH, beginning of period                          6,209       13,521
                                             -----------  -----------

CASH, end of period                          $   142,652  $    58,691
                                             ===========  ===========

NONCASH ACTIVITIES:

 Issuance of common stock in lieu of
   cash payment of preferred dividends       $  396,987   $   887,223

 Issuance of common stock in payment
   of liabilities                               900,000        97,126

 Sale of equipment in exchange for debt       7,060,698             -

 Long-term debt issued in acquisition of
   Greystone Plastics, Inc.                   8,299,454             -



                   The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2004, and the results of its operations for the nine month periods and three month periods ended February 29, 2004 and February 28, 2003 and its cash flows for the nine months ended February 29, 2004 and February 28, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2003, and the notes thereto included in the Company's Form 10-KSB.

2. The results of operations for the nine month and three month periods ended February 29, 2004, are not necessarily indicative of the results to be expected for the full year.

3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the nine month periods and three month periods ended February 29, 2004 and February 28, 2003, the weighted average common shares outstanding are 10,432,000 and 5,020,000 and 12,790,000 and 5,179,000, respectively. Convertible preferred stock is not considered as its effect is antidilutive.

4. During the nine month period ended February 29, 2004, the Board of Directors authorized dividends on the Series 2001 preferred stock in the total amount of $396,986. Further, the Board authorized payment of such preferred dividends in the form of restricted common stock at the then market rates of $0.40 and $0.42 per share. A total of 971,918 shares of common stock were issued.

5. Effective September 8, 2003, the Board of Directors authorized the issuance of 629,811 shares of common stock in exchange for $900,000 of notes payable to the Warren Kruger, PalWeb's President and CEO. The exchange rate of $1.429 per share of common stock was based on the exchange rate of the Series 2001 convertible preferred stock. In addition, effective September 8, 2003, the Series 2001 preferred shareholders elected to convert their preferred holdings to common stock receiving 5,250,000 shares of common stock in exchange for 750,000 shares of preferred at the exchange rate seven (7) shares of common stock for each share of $10 stated value preferred, or a rate of $1.429 per share of common stock.

6. As discussed in "Management Discussion and Analysis, Liquidity and Capital Resources," PalWeb acquired the assets of Greystone Plastics, Inc. effective September 8, 2003. The acquisition cost of $12,500,000 consisted of inventory of $499,870, building and equipment of $5,735,695, intangibles (patents) $100,000 and goodwill of $6,164,435.

7. See "Management Discussion and Analysis, Liquidity and Capital Resources," for discussion regarding certain transactions on September 8, 2003, pertaining to issuance of $5,000,000 of Series 2003 preferred stock and the sale and leaseback of the Dallas, Texas plant and certain production equipment to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, the brother of PalWeb's President and CEO, in exchange for a note payable in the amount of $7,000,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include PalWeb Corporation ("PalWeb" or the "Company") and its wholly-owned subsidiaries, Plastic Pallet Production, Inc. ("PPP") and Greystone Manufacturing, LLC ("Greystone Manufacturing").

         PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its continuing operations.

         References to fiscal year 2004 refers to the nine and three month periods ended February 29, 2004, as the applicable context requires. References to fiscal year 2003 refers to the nine and three month periods ended February 29, 2003, as the applicable context requires.

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

MANUFACTURING

         PalWeb operates two plants: one in Dallas, Texas and the other in Bettendorf, Iowa. The Texas plant is being closed and the equipment moved to the Iowa. Moving commenced in February, 2004, and is expected to be complete in May, 2004. Management anticipates that the move will result in cost savings and efficiency in the overall operation of the Company.

PERSONNEL

         PalWeb has approximately 58 full-time employees as of February 29, 2004. Temporary employees are used to supplement the manufacturing process as necessary.

TAXES

         For all years presented, PalWeb's effective tax rate is 0%. PalWeb has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because PalWeb has yet to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

NINE MONTH PERIOD ENDED FEBRUARY 29, 2004, COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2003

         Sales in fiscal year 2004 were $4,681,654 compared to $980,933 in fiscal year 2003. The increase of $3,700,721 is principally due to the acquisition of the assets and operations of Greystone Plastics, Inc. by Greystone Manufacturing as described further below. Sales in fiscal year 2004 include $3,914,932 by Greystone Manufacturing and $766,722 by PPP. Greystone Manufacturing's operations are at substantially full capacity and its sales are primarily to one customer. PPP operates at about 10% of capacity.

         Cost of sales for fiscal year 2004 was $4,292,643, or 92% of sales, compared to $1,953,750, or 199% of sales, in fiscal year 2003. The ratio of cost of sales to sales for fiscal year 2004 significantly improved over fiscal year 2003 because of the acquisition by Greystone Manufacturing. However, because of the low production level at PPP, its fixed costs have an adverse effect on the ratio of cost of sales to sales. Greystone Manufacturing's ratio of cost of sales to sales in fiscal year 2004 was approximately 77% compared to PPP's ratio of 168%. PPP's ratio of cost of sales to sales decreased from fiscal year 2003 by about 31% because of significant startup costs in fiscal year 2003 and improved cost management.

         General and administrative expenses decreased $295,435 from $1,362,509 in fiscal year 2003 to $1,067,074 in fiscal year 2004. This decrease results from several items - an impairment charge of $310,875 in fiscal year 2003 resulting from a substantial decline in usage of a prototype injection molding machine and a decrease in legal fees of about $268,000 in fiscal year 2004 compared to fiscal year 2003, which were offset by the following expenses in fiscal year 2004: relocation costs of about $40,000, an increase in administrative salaries of about $175,000 and bad debt expense of about $44,000.

         Other income in fiscal year 2004 of $131,350 consists principally of settlement of a contract dispute.

         Interest expense increased $226,902 from $262,437 in fiscal year 2003 to $489,339 in fiscal year 2004. The increase is primarily attributable to interest expense related to debt incurred by Greystone Manufacturing in connection with its acquisition of the assets of Greystone Plastics, Inc.

         The net loss decreased $1,561,711 from $(2,597,763) in fiscal year 2003 to $(1,036,052) in fiscal year 2004 for the reasons discussed above.

         After deducting preferred dividends, the net loss available to common shareholders is $(1,602,293), or $(0.15) per share, in fiscal year 2004 compared to $(3,273,546), or $(0.65) per share, in fiscal year 2003 for a decrease of $1,671,253. Approximately $0.33 of the decrease in the net loss per share for fiscal year 2004 is attributable to the issuance of 5,250,000 shares of common stock upon the conversion of the Series 2001 preferred stock on September 8, 2003.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2004, COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 29, 2003

         Sales for fiscal year 2004 were $2,390,720 compared to $407,004 in fiscal year 2003. The increase of $1,983,716 is primarily attributable to the acquisition of the assets and operations of Greystone Plastics, Inc. by Greystone Manufacturing.

         Cost of sales in fiscal year 2004 was $2,033,953, or 85% of sales, compared to $513,887, or 126% of sales, in fiscal year 2003. The ratio of cost of sales to sales for fiscal year 2004 significantly improved over fiscal year 2003 because of the acquisition by Greystone Manufacturing. However, because of the low production level at PPP, its fixed costs have an adverse effect on the ratio of cost of sales to sales. Greystone Manufacturing's ratio of cost of sales to sales in fiscal year 2004 was approximately 75% compared to PPP's ratio of 175%. PPP's ratio of cost of sales to sales increased from fiscal year 2003 by about 49% due largely to the approximately 43% decrease in the level of production over 2003.

         General and administrative expenses increased $154,260 from $299,353 in fiscal year 2003 to $453,613 in fiscal year 2004. This increase is principally due relocation costs of about $40,000 in fiscal year 2004 and an increase in administrative salaries of about $91,000 compared to fiscal year 2003.

         Interest expense increased $28,277 from $126,604 in fiscal year 2003 to $154,881 in fiscal year 2004. The increase in interest expense is primarily due to an increase in the average debt outstanding in fiscal year 2004 compared to fiscal year 2003. This increase in debt results primarily from debt incurred in connection with the acquisition by Greystone Manufacturing offset by the debt exchanged for assets as of September 8, 2003, as described below.

         The net loss decreased $393,830 from $(532,840) in fiscal year 2003 to $(139,010) in fiscal year 2004 for the reasons discussed above.

         After deducting preferred dividends, the net loss available to common shareholders is $(229,635), or $(0.02) per share, in fiscal year 2004 compared to $(759,689), or $(0.15) per share, in fiscal year 2003 for a decrease of $774,880. Approximately $0.08 of the decrease in `the net loss per share for fiscal year 2004 is attributable to the issuance of 5,250,000 shares of common stock upon the conversion of the Series 2001 preferred stock on September 8, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

         PalWeb has had difficulty in obtaining financing from traditional financing sources. As described below, substantially all of the financing that PalWeb has received through February 29, 2004, has been provided by loans from entities affiliated with Warren Kruger, President and CEO of PalWeb, entities controlled by Mr. Paul Kruger, a significant shareholder and the brother of Warren Kruger, and through the offering of the Series 2001 and 2003 preferred stock to essentially the same persons. PalWeb is principally reliant on funds provided by Paul Kruger and Warren Kruger through loans or the purchase of equity securities. There is no assurance that Paul Kruger or Warren Kruger will continue to provide loans or loan guarantees or purchase of equity securities of PalWeb in the future.

LOANS FROM WARREN KRUGER

         Effective December 4, 2002, Yorktown Management & Financial Services, LLC ("Yorktown"), an entity 100% owned by Warren Kruger, executed an unsecured $500,000 loan to PalWeb at 9% interest, due January 4, 2003, that included automatic 30-day extensions until Yorktown provided notice of its election not to further extend such maturity. As of September 8, 2003, Yorktown had not provided any notice of an election not to extend the maturity of the note and Yorktown had advanced an additional $401,422 for which interest was accrued at the rate of 9%. Effective September 8, 2003, Yorktown agreed and PalWeb authorized the issuance of 629,811 shares of common stock in exchange for cancellation of $900,000 of indebtedness. The balance of the advances described in this paragraph plus accrued interest were refinanced into a note payable in the amount of $71,811 with an interest rate of 7.5% and maturing October 1, 2004.

         Warren Kruger and/or Yorktown have advanced an additional $218,400 for a total of $290,211 as of February 29, 2004.

         At February 29, 2004, Westgate Capital LP, an entity controlled by Warren Kruger, had advanced $204,290 to PalWeb. The note has an interest rate of 7.5% and matures October 1, 2004.

LOAN FROM PAUL KRUGER

         Until September 8, 2003, PalWeb had a $7,000,000 note payable to Paul Kruger at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold for agreed upon prices its Dallas plant for $1,350,000 and certain production equipment located in the Dallas plant for $5,710,698, including expenses, to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for the $7,000,000 note payable and accrued interest of $60,698, which resulted in no gain or loss on the transaction. The lease agreement for the Dallas plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning March 8, 2004. The total cost of the lease, $5,952,000 ($48,000 per month for 124 months), will be amortized to cost of sales using the unit of production method so the cost is allocated pro rata based on the estimated number of pallets to be produced during the term of the lease. This leased equipment is currently being transferred from PalWeb's Dallas plant to its Iowa plant and PalWeb is considering whether or not to close its Dallas plant.

         As of September 8, 2003, the $7,000,000 note payable had unpaid interest of $108,186 for which a note payable was issued to Paul Kruger with an interest rate of 7.5% and maturing October 1, 2004.

WORKING CAPITAL LOAN

         On September 30, 2003, PalWeb entered into a loan agreement with BancFirst providing for a $600,000 line of credit, subsequently increased to $900,000, at the prime rate of interest plus 1% and a maturity of September 25, 2004. As of February 29, 2004, PalWeb had drawn $792,813 on the line of credit. The loan is secured by PalWeb's accounts receivable and inventory.

OTHER

         Effective September 8, 2003, PalWeb completed the acquisition of substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of PalWeb, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and an $799,454 note payable by Greystone Manufacturing, L.L.C. to Bill Hamilton, one of the owners of Greystone Plastics, Inc, at 6% interest, due October 26, 2007. The cash payment was financed through the issuance of the preferred stock discussed below. The acquisition is described further in a Form 8-K filed by PalWeb on September 23, 2003, and Form 8-K/A filed by PalWeb on February 8, 2004.

         Simultaneously with the acquisition of the assets of Greystone Plastics, Inc., and in order to partially finance such acquisition, PalWeb sold 50,000 shares of preferred stock, Series 2003 Cumulative Convertible Senior Preferred Stock ("Series 2003 preferred stock"), to Paul Kruger, a major shareholder of PalWeb and the brother of PalWeb's President and CEO, at $100 per share for a total of $5,000,000. The Series 2003 preferred stock has a dividend rate equal to the prime rate of interest plus 3.25% (7.25% at February 29, 2004) and may be converted into common stock at the conversion rate of $1.50 per share for an aggregate amount of 3,333,333 shares of common stock. In addition, the holder of the Series 2003 preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of PalWeb. For more information relating to the Series 2003 preferred stock, see PalWeb's Form 8-K filed on September 23, 2003.

         PalWeb has accumulated a working capital deficit of approximately $1,838,000 at February 29, 2004, which includes $2,774,000 of notes payable and current portion of long-term debt and $1,496,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that PalWeb will secure such financing.

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

MATERIAL RISKS
--------------

         PalWeb has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2003, which was filed on September 13, 2002.


ITEM 3.  CONTROLS AND PROCEDURES

         PalWeb carried out an evaluation under the supervision of PalWeb's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of PalWeb's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, PalWeb's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the period covered by this report on Form 10-QSB, there have been no material changes in PalWeb's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits


              11 Computation of Loss per Share is in Note 3 in the Notes to the financial statements.

              31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

              31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


         B.   Reports on Form 8-K

         During the quarter ended February 29, 2004, PalWeb filed a Form 8-K or Form 8-K/A on the following dates reporting events under the specified items:
January 12, 2004, Items 7 and 12; January 20, 2004, Items 7 and 9; January 27, 2004, Item 9; and February 18, 2004, Items 7 and 12. The Form 8-K/A filed on February 18, 2004, contained financial statements and pro forma financial information related to the acquisition of the assets of Greystone Plastics, Inc.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                          PALWEB CORPORATION
                                                       -------------------------
                                                             (Registrant)


Date: April 14, 2004                                   /s/ Warren F. Kruger
                                                       -------------------------
                                                           Warren F. Kruger
                                                           President and CEO