Form 10KSB
period 2004-05-31
PALWEB CORP
filed 2004-08-30
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Fiscal Year Ended               MAY 31, 2004
                                   ---------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to______________

                        Commission file number 000-26331
                                               ---------

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             OKLAHOMA                                        75-2954680
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  1613 EAST 15TH STREET, TULSA, OKLAHOMA                       74120
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (918) 583-7441
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                       Name of each exchange
                                                    on which registered

                NONE                                       NONE
------------------------------------        ------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for the year ended May 31, 2004, was $6,964,943.

As of August 18, 2004, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,526,717.

As of August 18, 2004, the issuer had outstanding a total of 12,790,451 shares of its $0.0001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one):  Yes  [_]   No  [X]



























================================================================================

                               PALWEB CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business                                            4

Item 2.    Description of Property                                           11

Item 3.    Legal Proceedings                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders               12

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities            12

Item 6.    Management's Discussion and Analysis or Plan of Operation         13

Item 7.    Financial Statements                                              23

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          23

Item 8A.   Controls and Procedures                                           23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act               23

Item 10.   Executive Compensation                                            27

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 29

Item 12.   Certain Relationships and Related Transactions                    32

Item 13.   Exhibits and Reports on Form 8-K                                  34

Item 14.   Principal Accountant Fees and Services                            40

           Signatures                                                        41

           Certifications                                              Exhibits

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS

ORGANIZATION
------------

         PalWeb Corporation ("PalWeb") was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, and became PalWeb Corporation in April 1999. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation ("PPP"), and since that time, PalWeb has primarily been engaged in the business of manufacturing and selling plastic pallets.

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

         As authorized by PalWeb's certificate of incorporation, PalWeb's Board of Directors determined that a reverse split of PalWeb's common stock would be beneficial to the company by enhancing the efficiency of the market for the stock. Accordingly, the Board approved a reverse split of 1 share for each 50 shares of common stock outstanding. The reverse split was effective as of June 25, 2002. Appropriate adjustments were also made to the terms of the outstanding 2001 Preferred Stock, warrants and stock options of the company to reflect the reverse stock split in accordance with the terms of such instruments. Unless otherwise noted, all references in this Form 10-KSB to the shares of the company's common stock, including historical references to the common stock of the company issued in connection with transactions occurring prior to the effective date of the reverse stock split, was made to the number and price of such shares as adjusted for the reverse split discussed above.

         Effective September 8, 2003, PalWeb acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by PalWeb's newly formed, wholly-owned subsidiary, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company ("GSM"). Greystone Plastics, Inc. was a manufacturer of plastic pallets used in the beverage industry. For more information regarding the acquisition of the assets of Greystone Plastics, Inc., see "Acquisition of the Assets of Greystone Plastics, Inc." at the end of this Item 1.

CURRENT BUSINESS
----------------

PRODUCTS

         PalWeb's primary business is manufacturing and selling plastic pallets through its wholly owned subsidiaries Plastic Pallet Production, Inc., or PPP, and Greystone Manufacturing, L.L.C., or GSM. In addition, PalWeb has developed a large multi-station plastic injection molding system known as the PIPER 600, which it markets pursuant to a licensing agreement with a third party.

         PalWeb has an aggregate production capacity of approximately 73,000 pallets per month (40,000 pallets through PPP and 33,000 pallets through GSM). As of May 31, 2004, PPP's product line included the following 48" X 40" pallets:

     o HAWKER(TM) 4840 - A picture frame, web-top pallet that utilizes a patented inter-locking design and features CJ2(TM) fire retardant polymers that are UL 2335 certified. It has a rackable load of 2,500 lbs., dynamic load of 5,000 lbs., static load of 25,000 lbs. and weighs 53 lbs.

     o TANK(TM) PICTURE FRAME - A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using virgin materials. It has a rackable load of 3,000 lbs., dynamic load of 5,000 lbs., static load of 29,900 lbs and weighs approximately 50 lbs.

     o GRANADA(TM) PICTURE FRAME - A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using a proprietary blend of recycled plastics. It has a rackable capacity of 2,500 lbs., a dynamic load of 5,000 lbs., static load of 25,000 lbs and weighs 47.5 lbs.

     o GRANADA(TM) STACKABLE - A web-top pallet that is produced using a proprietary blend of recycled plastics, has a dynamic load of 5,000 lbs., static load of 7,000 lbs and weighs 32 lbs.

     o GRANADA(TM) NESTABLE - This pallet is the same as the Granada(TM) Stackable, except that its legs nestle inside one another for convenient and more efficient storage and it weighs 30 lbs.

     o GRANADA(TM) 3-RUNNER - A web-top pallet that utilizes a patented inter-locking design on a three runner bottom and is produced using a proprietary blend of recycled plastics. It a rackable load of 1,200 lbs., dynamic load of 5,000 lbs., static load of 12,000 lbs and weighs 41 lbs.

     o A3R FLAT DECK 3-RUNNER - This pallet is the same as the Grenada(TM) 3-Runner, except it has a solid top and weighs 55 lbs.

GSM's product line includes a 40" X 32" pallet that is marketed solely to the beverage industry and a 110cm X 120cm pallet (approximately 44" X 48").

         The principal raw materials used in manufacturing PalWeb's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers.

         In January 2002, PalWeb submitted its Hawker(TM) 4840 pallet to Underwriters Laboratory ("UL") for UL certification with respect to fire retardancy. The Hawker(TM) 4840 pallet successfully completed the UL tests and received the UL Standard 2335 Classification Flammability certification with respect to fire retardancy for commodity storage and idle pallet storage. This UL certification has enhanced the marketability of this pallet.

         At PalWeb's request, its Hawker(TM) 4840, Tank(TM) Picture Frame, Granada(TM) Picture Frame and Granada(TM) 3-Runner pallet designs were subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc. ("Container Technologies"), a nationally recognized independent testing facility, in Lenexa, Kansas. Container Technologies is certified as a Performance Oriented Packaging (POP) Laboratory by the U.S. Department of Transportation. Container Technologies is also an International Safe Transit Association (ISTA) Qualified Test Laboratory and a National Motor Freight Classification (NMFC) Association Certified Laboratory. Container Technologies certified PalWeb's plastic pallets as having passed the above referenced tests. The testing procedures found the pallets to be stronger and more versatile than the typical hardwood pallet.

         In August 2001, PalWeb subjected its Tank(TM) Picture Frame pallet (manufactured from virgin plastic) to testing by The Center for Unit Load Design of the Virginia Polytechnic Institute & State University ("Virginia Tech"). The Center for Unit Load Design is an outgrowth of Virginia Tech's William H. Sardo Jr. Pallet and Container Research Laboratory (the "Sardo Laboratory"), which is the only research facility in the United States that performs comprehensive research and development work, provides technical assistance, and offers educational programs focusing exclusively on pallets and containers, as well as the materials and fasteners with which the pallets and containers are assembled. The goal of the Sardo Laboratory is to provide leadership in conducting research, technical assistance, and continuing education programs directly applicable to the pallet and container industries and their clients. The Center for Unit Load Design expands the Sardo Laboratory's research into the field of design and evaluation of all elements of materials handling systems. PalWeb's Tank(TM) Picture Frame pallet successfully passed tests using The Center for Unit Load Design's FasTrack handling protocol for forklift, pallet jack, racking and stacking under a 1,500-pound load, which further demonstrates the strength and durability of this pallet.

         Effective June 23, 2003, PalWeb entered into an agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Bryan Kirchmer, a member of PalWeb's board, is the President of ForcePro. The term of the agreement is for five years with the right to renew for three additional terms of five years each. PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. ForcePro has an exclusive right to market the PIPER 600 subject to royalty payments of $200,000 by April 1, 2005 and $100,000 annually thereafter. There is no assurance that ForcePro will be able to sell any of the newly-designed PIPER 600 plastic injection molding machines.

PALLET INDUSTRY

         According to the U. S. Forest Service, as printed in the National Wooden Pallet and Container Association publication, approximately 400 million new pallets are purchased in the United States each year, and some research sources estimate that even more than 400 million new pallets are purchased each year. At an overall average selling price of $9/wood pallet, the pallet manufacturing and sales business is approximately a $4 billion industry. It is estimated that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location. The industry is generally comprised of companies that manufacture new pallets or repair and recycle pallets. New pallet manufacturing generates about 60% to 65% of the industry's revenues. The U.S. Forest Service estimates that approximately 1.9 billion wood pallets are in circulation in the United States today and that roughly 400 million of the wood pallets currently in circulation were newly manufactured. On an annual basis, approximately 175 million wood pallets are recycled through a process of retrieval, repair, re-manufacturing and secondary marketing, approximately 225 million are sent to landfills, and approximately 100 million are burned, lost, abandoned or leave the country.

         Infestation is a concern in the wood pallet industry. According to Virginia Tech's Center for Unit Loan Design Center Tech Note No. 1 dated November 11, 1998, the Asian Longhorn Beetle ("ALB"), a devastating wood boring pest native to China and other Asian countries, has invaded hardwood trees in New York City and Chicago. The ALB outbreaks have been traced to solid wood packaging materials ("SWPM"), including wood pallets imported from China. As a result, the USDA Animal and Plant Health Inspection Service has proposed certain interim rules, which include upgrading treatment procedures for SWPM. These treatments are estimated to increase the cost of SWPM by at least 10%, and some treatments will double the price of SWPM.

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

         Until very recently, plastic pallets had not penetrated the market significantly, due in part to their cost. Heavy duty plastic pallets cost $46 to $100, heavy duty wood pallets typically cost approximately $26, and less sturdy wood pallets typically cost $8 to $11. As stated in an article in the July 1996 issue of Material Handling Engineering, wood pallets have an estimated useful life of 7 to 10 trips before repair or recycling is required. A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer. Heavy duty plastic pallets, as currently manufactured, have a useful life of 60 or more trips, on average. PalWeb management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price.

         PalWeb intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design and the materials used to make the plastic pallets.

EMPLOYEES

         As of May 31, 2004, PalWeb had 60 full-time employees and used a temporary personnel service to provide additional production personnel as needed. The number of temporary personnel utilized during the year ended May 31, 2004, generally ranged from 8 to 10.

MARKETING AND CUSTOMERS

         PalWeb's primary focus is to provide quality products and services to its existing customers while continuing its marketing efforts to broaden its customer base. PalWeb's existing customers are primarily located in the United States and engaged in the food and beverage, pharmaceutical, automotive, chemical and consumer products industries. In addition, PalWeb recently received an initial purchase order of plastic pallets from Big Cola, one of Mexico's largest cola producers. PalWeb has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from PalWeb's products. PalWeb hopes to gain product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

         PalWeb sells its pallets through a combination of a network of independent contractor distributors and its officers and employees. Currently, PalWeb has approximately 10 active distributors. PalWeb will continue utilizing this structure until sales volumes justify the development of an internal sales staff.

         PalWeb derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. There is no assurance that PalWeb will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on PalWeb.

COMPETITION

         PalWeb's primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations. PalWeb believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits of its plastic pallets as compared to wood pallets. PalWeb also competes with approximately three large and fifteen medium to small manufacturers of plastic pallets. PalWeb believes that its proprietary designs coupled with the competitive pricing of its products gives PalWeb a competitive advantage over other plastic pallet manufacturers.

GOVERNMENT REGULATION

         The business operations of PalWeb are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry in general and PalWeb are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

PATENTS AND TRADEMARKS

         PalWeb seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate. As of May 31, 2004, PalWeb's subsidiary, PPP, held the following patents that are material to its business:

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

         PalWeb also recently filed for patent protection for its PIPER 600 Multi-Station Injection Molding Equipment. In addition, PalWeb uses a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. ("WCC"), a company of which PalWeb's President and CEO is a member, in connection with the production of PalWeb's plastic pallets. Pallets produced with CJ2(TM) fire retardant have received UL 2335 classification with respect to fire retardancy.

ACQUISITION OF ASSETS OF GREYSTONE PLASTICS, INC.

         Effective September 8, 2003, PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The notes described in the preceding sentence are secured by all of the assets acquired by PalWeb from Greystone Plastics, Inc. Simultaneously with and in order to partially finance such acquisition, PalWeb sold 50,000 shares of preferred stock, Series 2003, par value $0.0001 ("2003 Preferred Stock") as further described under "Recent Sales of Unregistered Securities" in
Item 5 of this Form 10-KSB.

SALE AND LEASEBACK OF DALLAS PLANT AND CERTAIN PRODUCTION EQUIPMENT

         On September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold its Dallas plant for $1,350,000 and certain production equipment located in its Dallas plant, including its PIPER 600 plastic pallet injection molding machine, for $5,650,000 to 1607 Commerce Limited Partnership, a Texas limited partnership owned by Paul Kruger (a major stockholder of PalWeb) ("1607 Commerce"), in exchange for the cancellation of debt in the amount of $7,000,000 owed by PalWeb to Paul Kruger. The assets were sold at the assets' approximate net book value and immediately leased back to PPP by 1607 Commerce. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease. In connection with this sale and leaseback transaction, each of PalWeb, PPP and GSM has granted 1607 Commerce a security interest in substantially all of its assets. In addition, pursuant to two guaranty agreements, PalWeb has agreed to guarantee PPP's obligations under the leases described in this paragraph and, pursuant to a stock pledge agreement, PalWeb has pledged its ownership interests in PPP and GSM as security for the payment of its obligations under the two guaranty agreements.

ITEM 2.      DESCRIPTION OF PROPERTY

         In connection with the acquisition of the assets of Greystone Plastics, Inc., as described above, PalWeb acquired approximately 3 acres of land in Bettendorf, Iowa and a building with 60,000 square feet of manufacturing and warehouse space. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets. The notes issued in connection with the acquisition of the assets of Greystone Plastics, Inc., are secured by all of the assets acquired from Greystone Plastics, Inc., including the land and the building described in this paragraph. For more information regarding the amounts and other terms of such notes, see "Acquisition of Assets of Greystone Plastics, Inc." above under Item 1. In the opinion of the management of PalWeb, the plant described in this paragraph is adequately covered by insurance.

         In January 2002, PalWeb acquired the land and building in Dallas, Texas, in which PPP's manufacturing facilities were located. Effective September 8, 2003, PalWeb sold the land and building pursuant to a sale and leaseback transaction as described under the heading "Liquidity and Capital Resources" in
Item 6 of this Form 10-KSB. This property consists of five acres of land in an industrial area of Dallas, Texas, that is improved with 119,000 square feet of manufacturing and warehouse space, and approximately 6,500 square feet of office space. During 2004, PalWeb closed the Dallas plant and moved the equipment located in this plant to Bettendorf, Iowa. The consolidation of PalWeb's manufacturing operations into one facility was made by management in order to improve customer service and reduce costs related to manufacturing operations.

ITEM 3.      LEGAL PROCEEDINGS

Justin Baker and Bobbie Baker v. Cooper Manufacturing, Inc., a foreign
----------------------------------------------------------------------
corporation, Stanford International, Inc., a foreign corporation, Allied
------------------------------------------------------------------------
Products, a foreign corporation, Cabec Energy Corporation, a foreign
--------------------------------------------------------------------
corporation, Tulsa Industries, Inc., a foreign corporation, Cabec Energy
------------------------------------------------------------------------
Industries, a foreign corporation, Curton Capital Corporation, a foreign
------------------------------------------------------------------------
corporation, The Union Group, a foreign corporation, PalWeb Corporation, a
--------------------------------------------------------------------------
foreign corporation, BP America Production Company, f/k/a/ Amoco Production
---------------------------------------------------------------------------
Company, a foreign corporation and John Doe, an unknown drilling representative,
--------------------------------------------------------------------------------
Cause No. D-101-CV-200301515, filed in the First Judicial District, County of Santa Fe, State of New Mexico, on August 19, 2003.

Justin Baker and his wife, Bobbie Baker, have sued a number of defendants, including PalWeb, in connection with an alleged accident that occurred on an oil rig unit on February 1, 2002, in which Mr. Baker allegedly injured his right leg. The plaintiffs claim, among other things, that: Mr. Baker's right leg was amputated because of accident described in the preceding sentence; the oil rig unit and its component parts were designed, manufactured, assembled, promoted, advertised, sold and distributed by a certain manufacturers, including certain companies of which PalWeb is a successor and/or parent corporation; and such manufacturers were negligent, should be held strictly liable for plaintiffs' injuries, and breached certain implied warranties. The plaintiffs are seeking past and future compensatory and punitive damages, interest on such damages and certain costs and expenses, all of which are in unspecified amounts. PalWeb has answered the plaintiffs' petition denying any liability and plans to vigorously defend the lawsuit. Discovery in this lawsuit is still in the early stages.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
------------------

         PalWeb's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"), under the symbol "PLWB." The following table sets forth the range of high and low prices at which PalWeb's common stock traded during the time periods indicated, as reported by NASDAQ:


           QUARTER ENDING                 HIGH                      LOW
           --------------                 ----                      ---

            Aug. 31, 2002                $4.00                     $1.10

            Nov. 30, 2002                 2.85                      1.21

            Feb. 29, 2003                 1.60                      0.51

            May 31, 2003                  0.91                      0.51

            Aug. 31, 2003                 0.70                      0.30

            Nov. 30, 2003                 0.82                      0.30

            Feb. 29, 2004                 0.82                      0.62

            May 31, 2004                  0.83                      0.53

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS
-------

         As of May 31, 2004, PalWeb had approximately 1,345 common stockholders of record.

         As of May 31, 2004, there were approximately 2,906 beneficial owners (including those holding in street names) of PalWeb's common stock.

DIVIDENDS
---------

         PalWeb paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         Simultaneously with the acquisition of the assets of Greystone Plastics, Inc., described elsewhere in this Form 10-KSB and in order to partially finance such acquisition, PalWeb sold 50,000 shares of 2003 Preferred Stock to Paul Kruger, a major stockholder of PalWeb, at $100 per share for a total purchase price of $5,000,000. The 2003 Preferred Stock has a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share, or for an aggregate of 3,333,333 shares of common stock. In addition, the holder of the 2003 Preferred Stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of PalWeb. The material terms and conditions of this 2003 Preferred Stock are set forth in the Certificate of Designation relating to such 2003 Preferred Stock included as an exhibit to a Form 8-K filed by PalWeb on September 23, 2003.

         The offer and sale of the shares of the 2003 Preferred Stock were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Paul Kruger is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in PalWeb stock and the financial means to bear the risks of such an investment. Paul Kruger was provided access to all of the material information regarding PalWeb that he would have received if the offer and sale of the securities had been registered.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED
--------------------------------------------------------------------------
PURCHASERS
----------

         None.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

         This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of PalWeb. Such statements relate to, among other things: future operations of PalWeb, the development of distribution channels, product sales and potential future financings. Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes," or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief or current expectations of PalWeb and its Board of Directors and management with respect to PalWeb and its business. The forward-looking statements are subject to various risks and uncertainties described in this Form 10-KSB. For these reasons, PalWeb's actual results may vary materially from the forward-looking statements.

RISK FACTORS
------------

PALWEB CONTINUES TO OPERATE AT A LOSS.

         PalWeb was incorporated on February 24, 1969. From April 1993 to December 1997, PalWeb was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of related service business. In December 1997, PalWeb acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets and plastic injection molding machines. Although PalWeb has completed the construction of a fully operational plastic injection molding machine and commenced the sales of plastic pallets, it continues to incur losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations.

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

PALWEB'S BUSINESS COULD BE AFFECTED BY COMPETITION AND RAPID TECHNOLOGICAL
CHANGE.

         PalWeb currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices PalWeb charges for its plastic pallets and other companies that manufacture plastic pallets. It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change. PalWeb could potentially face additional competition from recycling and plastics companies, many of which have substantially greater financial and other resources than PalWeb and, therefore, are able to spend more than PalWeb in areas such as product development, manufacturing and marketing. Although a company with greater resources will not necessarily be able to bring a new product to market before its smaller competitors, substantial resources enable a company to support many new products simultaneously, thereby improving the likelihood of at least some of its new products being among the first to make it to market. PalWeb's revenues and profitability could be adversely affected by technological change. Competitors may develop products that render PalWeb's products or proposed products uneconomical or result in products being commercialized that may be superior to PalWeb's products. In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on PalWeb.

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

PALWEB'S BUSINESS COULD BE AFFECTED BY NEW LEGISLATION REGARDING ENVIRONMENTAL MATTERS.

         The business operations of PalWeb are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from PalWeb's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of PalWeb's properties, PalWeb may be held liable. No assurances can be given that additional environmental issues will not require future expenditures.

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

PALWEB CURRENTLY DEPENDS ON CERTAIN KEY PERSONNEL.

         PalWeb is dependent on the experience, abilities and continued services of its current management personnel. In particular, Warren Kruger, its President and Chief Executive Officer, has played a significant role in the development and management of PalWeb and Bill Hamilton, Vice President of Production, has a significant role in oversight of the manufacturing process. The loss or reduction of services of Warren Kruger, Bill Hamilton, or any other key employee could have a material adverse effect on PalWeb. In addition, there is no assurance that additional managerial assistance will not be required.

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

CERTAIN RESTRICTED SHARES OF PALWEB WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND ARE LIKELY TO BE SOLD IN THE FUTURE, WHICH COULD AFFECT THE PREVAILING MARKET PRICE OF PALWEB'S COMMON STOCK.

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

PALWEB'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM CONTROL OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

         Warren Kruger, President and Chief Executive Officer of PalWeb, and entities with which he is affiliated, beneficially own over 35% of PalWeb's common stock. Paul Kruger, Warren Kruger's brother, and entities with which he is affiliated beneficially owns over 42% of PalWeb's common stock. While these shareholder groups have not agreed to act in concert with respect to all shareholder matters, they may act together in connection with matters presented to the shareholders in the future. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way PalWeb is managed or the direction of its business. These factors may also delay or prevent a change in the management or voting control of PalWeb.

RESULTS OF OPERATIONS
---------------------

GENERAL

         The consolidated statements include PalWeb and its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP.

         PalWeb's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries GSM and PPP. GSM is a newly formed subsidiary of PalWeb which acquired substantially all the assets and operations of Greystone Plastics, Inc. GSM manufactures pallets for the beverage industry, operates at full capacity and sells its product to one customer.

         PPP also markets its own designed injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

         As of May 31, 2004, PalWeb had 60 full-time employees and its production capacity is about 73,000 plastic pallets per month, or 876,000 per year. Production levels have generally been governed by sales and will increase as sales dictate. PalWeb anticipates that a new production line will be installed at its Iowa plant on or before November 15, 2004, at which time PalWeb's production capacity will increase to approximately 84,000 pallets per month, or 1,008,000 per year. Due to a full year's operating results from GSM plus increased demand for the pallets produced by GSM coupled with GSM's increased production capacity, PalWeb projects that its fiscal 2005 production will increase by approximately 50% over fiscal year 2004 and that sales for fiscal year 2005 could be in excess of $11,000,000. However, there is no assurance that PalWeb will receive orders for pallets that justify any significant increase to its current production level, or that it will maintain or increase sales.

         PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. See "Liquidity and Capital Resources" under this
Item 6.

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

YEAR ENDED MAY 31, 2004, COMPARED TO YEAR ENDED MAY 31, 2003

         Sales were $6,964,943 for fiscal year 2004 compared to $1,280,945 for fiscal year 2003 for an increase of $5,683,998. The acquisition of GSM added $6,029,336 to sales in fiscal year 2004. Sales by PPP declined approximately $345,000 as a result of relocating the production equipment from its Dallas plant to its Iowa plant as described below.

         Cost of sales was $6,768,426 (97% of sales) and $2,438,342 (190% of sales) in fiscal years 2004 and 2003, respectively. Production levels were approximately 100% of capacity for GSM in fiscal year 2004 and approximately 10% of capacity for PPP in fiscal years 2004 and 2003. Because of the low production rate for PPP, fixed costs in relation to the level of production resulted in a higher rate of cost of sales to sales. In addition, during fiscal year 2003, substantial costs were incurred during the first quarter in connection with the startup of the PIPER 600 and for the repair and maintenance of the prototype injection molding machine.

         General and administrative expense was $1,527,968 in fiscal year 2004 compared to $1,312,824 for fiscal year 2003 for an increase of $215,144. This increase is primarily due to the acquisition of GSM as discussed above.

         Subsequent to the acquisition of GSM, PalWeb elected to consolidate its operations at GSM's plant in Bettendorf, Iowa. The consolidation of PalWeb's manufacturing operations into one facility was made by management in order to improve customer service and reduce costs related to manufacturing operations. As a result of the closing of the Dallas plant, PalWeb recorded an expense $441,949 in fiscal year 2004 which includes $222,196 for relocation costs and $219,753 for abandonment of leasehold improvements and estimated costs to settle the outstanding lease agreement on the property. In 2003, PalWeb recorded a one time impairment expense to adjust the cost on its prototype injection molding machine based on estimated future cash flows.

         Other income of $12,134 includes income of $133,455 primarily from settlement of a claim against a vendor offset by a loss of $121,321 from the sale of equipment.

         Interest expense was $699,661 in fiscal year 2004 compared to $433,756 in fiscal year 2003 for an increase of $265,905.

         The consolidated net loss, before the deduction for preferred dividends, in fiscal year 2004 was $(2,460,927) compared to $(3,214,852) in fiscal year 2003 for a decrease of $753,925. This decrease results from the reasons discussed above.

         After deducting dividends to preferred stockholders of $660,171 and $900,166 in fiscal years 2004 and 2003, respectively, the consolidated net loss available to common stockholders was $(3,121,098) ($(0.28) per share of common stock) compared to $(4,115,018) ($(0.79) per share of common stock) in fiscal year 2003. The disproportionate decline in the per share amounts from 2003 to 2004 is primarily due to the conversion of the Series 2001 preferred stock into 5,250,000 shares of common stock effective September 8, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         GENERAL

         PalWeb's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable requirements, operating leases and scheduled payments of interest on outstanding indebtedness. PalWeb is dependent on outside sources of cash to fund its operations. As of May 31, 2004, revenues from sales remain insufficient to meet current liabilities.

         A summary of cash flows for the year ended May 31, 2004 is as follows:

              Cash used in operating activities                    $(1,964,405)

              Cash used in investing activities                     (4,450,436)

              Cash provided by financing activities                  6,682,717

         Contractual obligations of PalWeb are as follows:

                                                 LESS THAN                                         OVER
                                   TOTAL           1 YEAR        1-3 YEARS       4-5 YEARS        5 YEARS
                                -----------     -----------     -----------     -----------     -----------
           Long-term debt       $ 7,894,111     $ 1,503,612     $ 2,817,517     $ 2,003,575     $ 1,569,407
           Operating leases       6,121,800         788,640       1,205,160       1,152,000       2,976,000
           Total                $14,015,911     $ 2,292,252     $ 4,022,677     $ 3,155,575     $ 4,545,407

         Cash used in investing activities during fiscal 2004 principally consisted of the cash portion of the purchase price of the assets of Greystone Plastics, Inc., which was raised from the sale of the Series 2003 Preferred Stock as described under "Sales of Unregistered Securities" under Item 5 of this Form 10-KSB. PalWeb anticipates equipment additions of approximately $1,500,000 in fiscal 2005 in connection with the purchase of a new injection molding machine and new molds. PalWeb plans to finance these acquisitions of production equipment either through long-term installment notes or operating leases.

         PalWeb anticipates that the cash necessary for funding its operating activities will decline in fiscal 2005 as compared to fiscal 2004 based on its projection of increased sales activities for fiscal 2005. To provide for the additional cash to meet PalWeb's operating activities and contractual obligations for fiscal 2005, PalWeb is exploring various options including long-term debt and equity financing. However, there is no guarantee that PalWeb will be able to raise sufficient capital to meet these obligations.

         PalWeb has accumulated a working capital deficit of $3,748,721 at May 31, 2004, which includes notes payable of $2,352,667 ($1,344,501 to entities owned or controlled by Warren Kruger and $899,980 to a bank), $1,503,612 for current portion of long-term debt and $1,578,917 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing from traditional financing sources. There is no assurance that PalWeb will secure such financing.

         As described below, substantially all of the financing that PalWeb has received through May 31, 2004, has been provided by loans from entities controlled Warren Kruger, President and Chief Executive Officer of PalWeb, and from entities affiliated with Paul Kruger, the brother of Warren Kruger, and through the offering of 2001 Preferred Stock and 2003 Preferred Stock described below to the same persons.

         PalWeb continues to be dependent upon Paul Kruger and Warren Kruger to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for PalWeb to continue operations.

         PREFERRED STOCK FINANCING

         On January 4, 2002, PalWeb issued 750,000 of Series 2001 convertible preferred stock, $10.00 par value and convertible at the rate of 7 shares of common for each share of preferred stock, for a total of $7,500,000. Entities owned by Paul Kruger, acquired 176,302 shares of 2001 Preferred Stock in exchange for the conversion of $950,200 of existing indebtedness and $536,745 of equity in the Dallas plant, based on an agreed value of $1,350,000, less indebtedness assumed by PalWeb of $813,255. Entities owned or controlled by Warren Kruger acquired 573,698 shares of 2001 Preferred Stock in exchange for $522,680 in cash and the conversion of $5,214,297 of existing indebtedness. Effective September 8, 2003, the holders of the Series 2001 preferred elected to convert the outstanding 750,000 shares of preferred stock into 5,250,000 shares of common stock.

         Effective September 8, 2003, PalWeb sold 50,000 shares of 2003 Preferred Stock for a total of $5,000,000 to Paul Kruger as further described under "Sales of Unregistered Securities" under Item 5 of this Form 10-KSB. The proceeds of the offering were primarily used for the acquisition of the assets of Greystone Plastics, Inc.

         PalWeb does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of PalWeb improves through increased revenues, another financing or otherwise.

         LOANS FROM WARREN KRUGER

         Through May 31, 2003, entities owned or controlled by Warren Kruger, had loaned or advanced $901,422, at an interest rate of 9%, to PalWeb. Effective September 8, 2003, PalWeb authorized the issuance of 629,811 shares of common stock in exchange for the payment of $900,000 of such indebtedness at an exchange rate of $1.429 per share of common stock. During fiscal year 2004, an entity owned by Warren Kruger advanced an additional $1,344,501 for which interest is accrued at an interest rate of 7.5%. At May 31, 2004, advances and accrued interest due to such entities total $1,344,501 and $31,713.

         LOAN FROM PAUL KRUGER

         Effective January 10, 2003, Paul Kruger refinanced outstanding loans of $2,150,000 to PalWeb by providing a $7,000,000 loan at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. The additional proceeds were used to pay outstanding bank debt of approximately $4,242,700 and to provide working capital.

         Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold for agreed upon prices its Dallas, Texas plant for $1,350,000 and certain production equipment for $5,650,000 to a company owned by Paul Kruger in exchange for the $7,000,000 note payable to Paul Kruger. The assets were sold at approximately net book value. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease.

         OTHER

         Effective September 8, 2003, PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The proceeds from the issuance of the Series 2003 Preferred Stock, described above, were utilized to make the cash payment. As stated above, the terms of the 2003 Preferred Stock and further details relating to the acquisition of the assets of Greystone Plastics, Inc., have been further described in a Form 8-K filed on September 23, 2003 and a related Form 8-K/A filed on February 18, 2004. For more information regarding this transaction, see "Sale and Leaseback of Dallas Plant and Certain Production Equipment" under Item 1 of this Form 10-KSB.

ITEM 7.      FINANCIAL STATEMENTS

         The financial statements of PalWeb are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.     CONTROLS AND PROCEDURES.

         PalWeb carried out an evaluation under the supervision of PalWeb's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of PalWeb's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, PalWeb's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the fourth quarter for the fiscal year ended May 31, 2004, there have been no material changes in PalWeb's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------

         The following lists the directors and executive officers of PalWeb. Directors of PalWeb are elected at annual meetings of shareholders, unless appointed by the Board of Directors to fill a vacancy upon the resignation or removal of a member or an increase in the number of member of the Board of Directors. Executive officers serve at the pleasure of the Board of Directors.

                                                              TERM AS DIRECTOR
               NAME                   POSITION                     EXPIRES

  Warren F. Kruger               President and Chief                2005
                                  Executive Officer

  Bryan R. Kirchmer                   Director                      2005

  Robert B. Rosene, Jr.               Director                      2005

  Marshall S. Cogan                   Director                      2005

  Bill Hamilton             Vice President of Production             N/A

  Williams W. Rahhal           Chief Financial Officer               N/A

MARSHALL S. COGAN, NON-EXECUTIVE CHAIRMAN OF BOARD OF DIRECTORS

         Mr. Marshall S. Cogan was named Non-Executive Chairman of the Board of Directors of PalWeb effective July 19, 2004. Mr. Cogan is 67 years old and was the former Vice Chairman of Cogan, Berlind, Weill & Levitt-Hayden Stone, Inc. (predecessor to Shearson Lehman/American Express). Mr. Cogan has had over 40 years of industrial and financial experience with custodial responsibility for the following companies: General Felt Industries, Inc.; Sheller-Globe Corporation; Color Tile, Inc.; Knoll International, Inc.; United Auto Group, Inc.; Foamex International, Inc.; and the `21' Club.

         Mr. Cogan has an undergraduate degree and M.B.A. from Harvard University. He serves as a Trustee of New York University Hospital, Boston Latin School, New York Museum of Modern Art and is a member of Harvard University serving on several committees.

WARREN F. KRUGER
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Warren F. Kruger, Manager/CEO of privately-held Yorktown Management & Financial Services, L.L.C., is 48 years old. Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger earned a Bachelor of Business Administration Degree from the University of Oklahoma, and an Executive MBA from Southern Methodist University. Mr. Kruger has over twenty-five years experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

Mr. Kruger is a partner with William W. Pritchard in privately-held WCC, with investments in oil and gas, real estate and investment banking. Additionally, he is a director of privately-held The F & M Bank and Trust Company in Tulsa, Oklahoma.

         Mr. Kruger became a director of PalWeb on January 4, 2002, and has served as President and Chief Executive Officer since January 10, 2003.

BRYAN R. KIRCHMER
DIRECTOR

         Mr. Bryan R. Kirchmer, age 33, earned a Bachelor of Science in Mechanical Engineering from the University of Tulsa and is a registered Professional Engineer in the State of Oklahoma. Mr. Kirchmer has business and project development experience in a variety of industries including investment casting, control valves and plastics equipment. Mr. Kirchmer is a co-founder of an independent engineering consulting firm serving the plastics industry, Gravity Management and Engineering Group, Inc. ("GME Group"). As President of GME Group, Mr. Kirchmer has been responsible for developing and implementing marketing strategies for the entire range of project management, engineering and construction (EPC). In recent years, Mr. Kirchmer has spent a substantial amount of time working on the development of next-generation injection molding machines. Mr. Kirchmer and GME Group have been responsible for overseeing the construction of the company's PIPER 600 injection molding machine. Mr. Kirchmer is also President of ForcePro, LLC, which was formed to market the PIPER 600 pursuant to a license granted by PalWeb.

         Mr. Kirchmer became a director of PalWeb on January 4, 2002.

MR. ROBERT B. ROSENE, JR., DIRECTOR

         Mr. Rosene, age 50, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., and oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

         Mr. Rosene became a director of PalWeb effective June 14, 2004.

WILLIAM W. RAHHAL
CHIEF FINANCIAL OFFICER

         Mr. William W. Rahhal is 63 years old and has been a shareholder and managing officer of Hulme Rahhal Henderson, Inc., Certified Public Accountants, in Ardmore, Oklahoma since 1988. Hulme Rahhal Henderson, Inc., was PalWeb's auditor through May 31, 2002. Mr. Rahhal earned his BBA from the University of Oklahoma and is a certified public accountant licensed in Oklahoma and Texas. He also served as a Senior Manager with Price Waterhouse & Co. (now

PriceWaterhouseCoopers, LLP) where he gained significant experience in auditing public companies. In addition, he served as financial manager of a privately-held oil and gas production company and contract drilling company.

         Mr. Rahhal became Chief Financial Officer of PalWeb on October 1, 2002. Mr. Rahhal also provides tax services to PalWeb.

BILL HAMILTON, SENIOR VICE PRESIDENT OF PRODUCTION

         Mr. Bill Hamilton, age 43, was owner and operator of Greystone Plastics, Inc., for the past six years prior to selling to PalWeb. He is also owner of Greystone-Bill Hamilton Trucking. Mr. Hamilton has previously owned and operated a construction business and a horse training facility.

         Mr. Hamilton was named Senior Vice President of Production effective September 8, 2003.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
-----------------------------------------------------------------------

         Due to PalWeb's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee. As of May 31, 2004, the Company had not established an audit committee and the entire Board of Directors essentially serves as PalWeb's audit committee.

CODE OF ETHICS
--------------

         As of May 31, 2004, PalWeb has not adopted a Code of Ethics applicable to the Company's officers. Through May 31, 2004, PalWeb's primary focus has been on achieving profitability. PalWeb intends to adopt a Code of Ethics in the fiscal year 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

         Based solely on review of the copies of such reports furnished to PalWeb and any written representations that no other reports were required during fiscal 2004, to PalWeb's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2004 were complied with on a timely basis, except as follows:

                                                         NUMBER OF TRANSACTIONS
                                           NUMBER OF        NOT REPORTED ON A
        NAME                             LATE REPORTS         TIMELY BASIS
        ----                             ------------         ------------

        Bill Hamilton                          2                    2

        Hildalgo Trading Company, LC           1                    1


        Paul Kruger                            1                    2


        Westgate Investments, LP               1                    1


        Warren Kruger                          2                    2

ITEM 10.     EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2002, 2003 and 2004:

                           SUMMARY COMPENSATION TABLE
                                                                        LONG TERM
                                            ANNUAL COMPENSATION        COMPENSATION
                                            -------------------        ------------
        NAME AND           FISCAL YEAR                             SECURITIES UNDERLYING
   PRINCIPAL POSITION     ENDING MAY 31     SALARY        BONUS       OPTIONS/SARS (#)
   ------------------     -------------     ------        -----       ----------------
Warren Kruger,                2004         $180,000        -0-            -0-
President and CEO (1)         2003            -0-          -0-          175,000

William W. Rahhal,            2004          $40,000        -0-            -0-
Chief Financial Officer(2)    2003          $25,327        -0-          100,000

Paul A. Kruger,               2003          $ 8,500       - 0 -         25,000
Chairman and CEO(3)           2002          $12,000       - 0 -         150,000


Bill Hamilton                 2004         $122,596        -0-          300,000

________________________
(1)     Mr. Warren Kruger became President and CEO effective January 10, 2003.

(2)     Mr. William W. Rahhal became Chief Financial Officer on October 1, 2002.
(3)     Mr. Paul Kruger resigned effective January 10, 2003.
(4)     Mr. Bill Hamilton became Vice President of Production on September 8,
        2003.

         The following table sets forth information concerning the grant of stock options during the fiscal year ended May 31, 2004, to named executive officers:

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                NUMBER OF       % OF TOTAL
                               SECURITIES      OPTIONS/SARS
                               UNDERLYING       GRANTED TO     EXERCISE OR
                              OPTIONS/SARS     EMPLOYEES IN     BASE PRICE
        NAME                    GRANTED         FISCAL YEAR       ($/SH)     EXPIRATION DATE
        ----                    -------         -----------       ------     ---------------
  Bill Hamilton(1)              300,000            100%            $0.42         9/8/2008
________________________

(1) The options become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant. Once vested, the options are exercisable at any time and from time to time until 5 years after the date of grant, while the individual continues to serve as an employee or director of PalWeb. In the event employment by PalWeb or service on its Board of Directors is terminated other than for cause, the vested portions of the options shall be exercisable within 3 months of such termination; provided that, if employment is terminated but the individual continues to serve as a director, his options will not expire within 3 months but will, instead, continue until he ceases to be a director or ten years from the date of the grant, whichever date is earlier. In the event of the death, the options shall become exercisable in full by the individual's heirs within 12 months of such death.

         The following table provides information with respect to named executive officers concerning the exercise of options during the fiscal year ended May 31, 2004, and unexercised options held as of May 31, 2004:

                  AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                            SHARES                        UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                           ACQUIRED       VALUE                AT FY-END#                       AT FY-END
           NAME           ON EXERCISE   REALIZED       EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
           ----           -----------   --------       -------------------------        -------------------------

  Warren Kruger               -0-          N/A               93,750/275,000                        -0-

  William Rahhal              -0-          N/A               25000/100,000                         -0-

  Bill Hamilton               -0-          N/A                -0-/300,000                          -0-

COMPENSATION OF DIRECTORS
-------------------------

         PalWeb does not have any formal procedure for compensating the members of its Board of Directors. From time to time in the past, PalWeb has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on the Board of Directors. There were no options granted to Directors during the fiscal year ended May 31, 2004.

EMPLOYMENT CONTRACTS
--------------------

         PalWeb entered into an employment agreement dated August 13, 2003, with Warren Kruger, President and CEO, for a period of five years with three automatic one year renewal periods, provided that either party give the other party at least ninety days prior written notice that such party does not intend to renew the contract prior to the end of the then-current term. Pursuant to the employment agreement, Mr. Kruger is entitled to be paid a base annual salary of $240,000.

         In connection with the acquisition of the assets of Greystone Plastics, Inc., as described elsewhere in this Form 10-KSB, GSM entered into an employment agreement dated September 3, 2003, with Bill Hamilton, one of the then owners and the operator of Greystone Plastics, Inc. The term of the agreement is for five years with three automatic five year renewal periods, provided that either party give the other party at least ninety days prior written notice that such party does not intend to renew the contract prior to the end of the then-current term. Pursuant to the employment agreement, Mr. Hamilton is entitled to be paid a base annual salary of $170,000 per year plus certain annual bonuses provided that GSM achieves certain operating efficiencies. In addition, pursuant to the employment agreement, Mr. Hamilton received an option to purchase common stock of PalWeb as further under Item 10 of this Form 10-KSB.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

         As of May 31, 2004, PalWeb had one equity incentive plan under which equity securities have been authorized for issuance to PalWeb's directors, officers, employees and other persons who perform substantial services for or on behalf of PalWeb. The following table provides certain information relating to such stock option plan during the year ended May 31, 2004:

                                NUMBER OF          PERCENT OF TOTAL
                               SECURITIES          OPTIONS GRANTED       EXERCISE
                            UNDERLYING OPTIONS     TO EMPLOYEES IN         PRICE         EXPIRATION
              NAME              GRANTED (#)          FISCAL YEAR         ($/SHARE)          DATE
              ----              -----------          -----------         ---------          ----
   Bill Hamilton, Sr.            300,000                85.7%             $0.42         Sept. 8, 2008
   Vice Pres - Prod.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------

         As of August 18, 2004, PalWeb had 12,790,451 shares of common stock and 50,000 shares of 2003 Preferred Stock outstanding. Each share of the 2003 Preferred Stock is convertible into approximately 66.67 shares of common stock.

         The following table sets forth certain information regarding the shares of common stock beneficially owned as of August 18, 2004, by (i) each person known by PalWeb to own beneficially five percent (5%) or more of the outstanding common stock, (ii) each director and officer, and (iii) all directors and officers as a group:

      Name and Address of                  Amount and Nature of        Percent
       Beneficial Owner                     Beneficial Owner(1)      of Class(2)
       ----------------                     -------------------      -----------

Paul A. Kruger                                 7,011,431(3)             42.9%
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC                   1,767,014(4)             13.8%
2500 South McGee
Norman, OK 73072

Warren F. Kruger                               4,506,208(5)             35.0%
President & CEO
1613 East 15th Street
Tulsa, OK 74120

Marshall S. Cogan                                      0                   0%
Director
15 W. 53rd Street
New York, NY 10019

Bryan R. Kirchmer                                 35,000(6)              0.3%
Director
601 S. Boulder Ave., Suite 105
Tulsa, OK  74119

Robert Rosene, Jr.                                     0                   0%
1323 E. 71st Street
Suite 300
Tulsa, OK 74136

William W. Rahhal                                 25,000(6)              0.2%
Chief Financial Officer
100 E Street S.W., Suite 200
Ardmore, OK 73401

                                                       0                   0%
Bill Hamilton
Vice President of Production
2601 Shoreline Drive
Bettendorf, Iowa

All Current Directors & Officers
  as a Group (6 persons)                       4,566,208(7)             35.3%

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

(3) The total includes: (i) 1,345,584 shares of common stock beneficially owned directly or indirectly; (ii) 225,000 shares of common stock that Paul Kruger directly has the right to acquire in connection with the options; (iv) 1,767,014 shares held of record by Hildalgo; (iv) 3,333,333 shares that Paul Kruger has the right to acquire upon conversion of 2003 Preferred Stock; (v) 40,000 shares he holds on behalf of his minor children; and (vi) 300,500 shares held by Paceco Financial Services, Inc.

(4) The total includes 1,767,014 shares of common stock beneficially owned directly by Hildalgo. By virtue of his ownership of and control over Hildalgo, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(5) The total includes: (i) 4,243,458 shares of common stock beneficially owned directly by Warren Kruger; (ii)19,000 shares held of record by Yorktown; (iii) 93,750 shares of common stock that Warren Kruger directly has the right to acquire in connection with the options; (iv) 140,000 shares owned by Westgate Capital, L.L.C., an entity for which Warren Kruger owns 50%; and (v) 10,000 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote. By virtue of his ability to control Westgate Capital, L.L.C., Warren Kruger is also deemed to beneficially own the shares held therein.

(6) The total is consists of shares issuable upon exercise of vest stock options.

(7) The total includes: (i) 12,790,451 outstanding shares and (ii) 153,750 shares issuable upon exercise of vested stock options.

CHANGE IN CONTROL
-----------------

         As described elsewhere in the Form 10-KSB, PalWeb sold 50,000 shares the 2003 Preferred Stock to Paul Kruger, a major stockholder of PalWeb, on September 8, 2003. In connection with such transaction, Paul Kruger, as the holder of the 2003 Preferred Stock, was granted certain voting rights so that he has the right to elect a majority of the Board of Directors of PalWeb. These voting rights and other material terms and conditions of the 2003 Preferred Stock are set forth in the

Certificate of Designation relating to such 2003 Preferred Stock included as an exhibit to a Form 8-K filed by PalWeb on September 23, 2004.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCES OF SECURITIES

         Westgate Investment, LP, an entity affiliated with Warren Kruger, and Hildalgo Trading Company, LC, an entity owned by Paul Kruger, received from PalWeb a combined total of 2,162,031 shares of common stock in lieu of cash dividends of $1,508,581 on the 2001 Preferred Stock for the period the preferred stock was outstanding, January 10, 2002 through September 8, 2003.

         For information on issuance of 2003 Preferred Stock on September 8, 2003, to Paul Kruger, see "Sales of Unregistered Securities" in Item 5 of this Form 10-KSB.

         For information on issuance of 629,811 shares of common stock to Warren Kruger in exchange for $900,000 of indebtedness, see "Yorktown Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

ADVANCES AND LOANS

         For information regarding a $7,000,000 loan from Paul Kruger, see "Loans from Paul Kruger" under the heading "Liquidity and Capital Resources" in
Item 6 of this Form 10-KSB. Interest paid to Paul Kruger on these loans was $262,886 in fiscal year 2003 and $127,918 for the period from June 1, 2003 through September 8, 2003.

         For information regarding loans from Warren Kruger, see "Loans from Warren Kruger" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB. Interest accrued or paid on loans from Warren Kruger during the year ended May 31, 2004 total $56,715.

SALE AND LEASEBACK

         As of September 8, 2003, PalWeb's Dallas plant and certain production equipment were sold to 1607 Commerce, an entity owned by Paul Kruger, and leased back to PPP. For more information on this sale and leaseback transaction, see "Sale and Leaseback of Dallas Plant and Certain Production Equipment" under Item 1 of this Form 10-KSB. During the year ended May 31, 2004, PalWeb paid rents of $255,480 to 1607 Commerce.

PATENT LICENSING AGREEMENT

         For information regarding a licensing agreement between PalWeb and ForcePro, LLC, an entity which Bryan Kirchmer, a Director of PalWeb, is President, see "Current Business" in Item 1 of this Form10-KSB.

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

         No minimum or other royalties have been paid or accrued by PalWeb under the license agreement. However, as of May 31, 2004, PalWeb has recorded expenses of approximately $126,000 associated with the license agreement. WCC has not asserted that PalWeb is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by PalWeb under such agreement. PalWeb is exploring the possibility of purchasing the technology from WCC.

ENGINEERING SERVICES AGREEMENT

         Bryan Kirchmer, a director of PalWeb, is President and principal owner of GME Group, an engineering firm. GME Group has performed and is expected to perform in the future work for PalWeb in connection with the design, construction and implementation of its plastic pallet injection molding equipment. GME Group was originally contracted by Yorktown, a company owned by Warren Kruger, to perform services in connection with the plastic pallet injection molding equipment that eventually became PalWeb's PIPER 600. Under its agreement with Yorktown, GME Group was to perform such engineering services on the basis of its customary rates for similar services performed for other clients with a not-to-exceed limit of $550,000. Yorktown was reimbursed for the payments that it made to GME Group for the benefit of PalWeb's PIPER 600 equipment in connection with the preferred stock financing discussed in the section "Preferred Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this From 10-KSB. Subsequently the agreement with GME Group was assigned by Yorktown to PalWeb, and the not-to-exceed limit was waived. The payments made to GME Group have been reflected on PalWeb's books as expenses of the company, and thereafter GME began performing services directly for PalWeb. For the years ended May 31, 2004 and 2003, PalWeb recorded expenses for engineering services paid to GME Group of $4,110 and $124,951, respectively. In addition, PalWeb paid Mr. Kirchmer $22,500 and $7,500 in 2003 for consulting services in 2004 and 2003, respectively.

LEGAL SERVICES PERFORMED BY WILLIAM PRITCHARD

         William Pritchard, a former director of PalWeb, is of counsel in the law firm Hall, Estill, Hardwick, Gable, Golden & Nelson, a P.C. ("Hall Estill"). Hall Estill has performed legal services for PalWeb, which services are charged on the basis of the standard hourly rates charged by Hall Estill to other clients for similar services. During the period from June 1, 2003 to August 25, 2003, the date of Mr. Pritchard's resignation from the Board of Directors of PalWeb, and the year ended May 31, 2003, PalWeb paid or accrued expenses for legal services from Hall Estill in the total amount of $36,009 and $67,519, respectively.

OTHER TRANSACTIONS

         During the year ended May 31, 2004, GSM paid or accrued fees totaling $699,966 for freight to Greystone-Bill Hamilton Trucking, an entity owned by Bill Hamilton, Vice President of Trucking, In addition, GSM paid or accrued fees totaling $246,870 for grinding services to Whaco Plastics, an entity also owned by Bill Hamilton. A portion of the fees paid to Whaco Plastics is applied to the purchase of a grinder/granulator at a cost of $280,000, amortized over five years at 7.5% interest.

         For information regarding employment contracts, see "Employment Contracts" under Item 10 of this Form 10-KSB.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:


EXHIBIT NO.         DESCRIPTION

  2.1 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

  2.2 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

  3.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

EXHIBIT NO.         DESCRIPTION

  3.2 Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of PalWeb Corporation's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

  4.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

  4.2 Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation's Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.1 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (incorporated herein by reference to Exhibit 10.21 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.2 Non Exclusive Distribution Agreement between PalWeb Corporation and Bosh Material Handling Incorporated dated August 5, 2002 (incorporated herein by reference to Exhibit
                    10.23 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.3** Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.4 Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to PalWeb Corporation's Form 10-SB, which was filed on May 2,
                    2000).

  10.5**            Stock Option Plan of PalWeb Corporation (effective May 11,
                    2001), as amended (incorporated herein by reference to
                    Exhibit 10.32 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.6** Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

EXHIBIT NO.         DESCRIPTION

  10.7** Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.8** Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

  10.9**            Form of Employee Director Incentive Stock Option
                    Agreement (incorporated herein by reference to Exhibit 10.36 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.10 Assignment and Indemnity Agreement between PalWeb Corporation and Paul A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to Exhibit 10.39 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

  10.11 Promissory Note in the amount of $500,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Yorktown Management & Financial Services, Inc., dated December 4, 2002 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.12 Letter Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.13 Loan Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.3 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.14 Promissory Note in the amount of $7,000,000.00 executed by PalWeb Corporation and Plastic Pallet Production, Inc., in favor of Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.4 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

EXHIBIT NO.         DESCRIPTION

  10.15 Stock Pledge Agreement executed by PalWeb Corporation in favor of Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.5 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.16 Security Agreement between PalWeb Corporation, Plastic Pallet Production, Inc., and Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.6 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.17 Deed of Trust executed by Plastic Pallet Production, Inc., in favor of Paul A. Kruger dated January 10, 2003 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.18             Letter Agreement between PalWeb Corporation and Lyle W.
                    Miller dated January 10, 2003 (amending terms of outstanding stock options) (incorporated herein by reference to Exhibit
                    10.8 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

  10.19 Letter Agreement dated January 22, 2003 between Gravity Management & Engineering Group, LLC and PalWeb Corporation (incorporated herein by reference to Exhibit 10.48 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2003, which was filed with the SEC on September 15, 2003).

  10.20             Asset Purchase Agreement between Greystone Plastics, Inc.
                    and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.1 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.21 Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.2 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.22 Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.3 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

EXHIBIT NO.         DESCRIPTION

  10.23 Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit 10.4 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.24 Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.25**           Employment Agreement between Greystone Manufacturing, L.L.C.
                    and Bill Hamilton dated September 3, 2003 (incorporated herein by reference to Exhibit 10.6 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.26 Asset Purchase Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.7 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.27 Letter Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.8 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.28 Sale Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.9 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.29 Equipment Lease between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.10 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.30 Lease Agreement between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.11 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.31 Security Agreement among PalWeb Corporation, Plastic Pallet Production, Inc., Greystone Manufacturing, L.L.C. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.12 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

EXHIBIT NO.         DESCRIPTION

  10.32 Guaranty of Obligations of Tenant Pursuant to Equipment Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.13 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.33 Guaranty of Obligations of Tenant Pursuant to Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.14 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.34 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

  10.35 Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (submitted herewith).

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

  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b) REPORTS ON FORM 8-K:

         On March 24, 2004, PalWeb filed a Form 8-K under Item 12, Results of Operations and Financial Conditions, attaching a press release of PalWeb, which announced PalWeb's results for the third quarter ended February 29, 2004. No financial statements were filed in connection with such Form 8-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to PalWeb by Murrell, Hall & McIntosh, PLLP, PalWeb's independent auditors, for professional services rendered for the fiscal years ended May 31, 2004 and May 31, 2003:

Fee Category                   Fiscal 2004 Fees            Fiscal 2003 Fees

Audit Fees(1)                      $  36,312                  $  34,000
Audit-Related Fees                         0                          0
Tax Fees                                   0                          0
All Other Fees                             0                          0
                                   ---------                  ---------

Total Fees                         $  36,312                  $  34,000
                                   =========                  =========

----------
(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of PalWeb's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2004 and May 31, 2003, respectively.


     The entire Board of Directors of PalWeb is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the entire Board of Directors.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PALWEB CORPORATION
                                                       (Registrant)

Date:  08/30/04         /s/ Warren F Kruger
                        Warren F. Kruger, President and Chief Executive Officer
                        (Principal Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  08/30/04         /s/ Warren F Kruger
                        Warren F. Kruger, President and Chief Executive Officer
                        (Principal Executive Officer)

Date:  08/30/04         /s/ William W. Rahhal
                        William W. Rahhal, Chief Financial Officer
                        (Principal Financial and Accounting Officer)

Date:  08/30/04
                        Marshall S. Cogan, Director

Date:  08/30/04         /s/ Bryan R Kirchmer
                        Bryan R. Kirchmer, Director

Date:  08/30/04         /s/Robert B. Rosene, Jr.
                        Robert B. Rosene, Jr., Director

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

FINANCIAL STATEMENTS OF PALWEB CORPORATION

Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations ......................................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)........F-4

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements..................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
of PalWeb Corporation


         We have audited the accompanying consolidated balance sheet of PalWeb Corporation (an Oklahoma corporation) and its subsidiaries as of May 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PalWeb Corporation and its subsidiaries as of May 31, 2004, and the consolidated results of their operations and cash flows for each of the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2004 raises substantial doubt about its ability to continue as a going concern unless additional funds from outside sources, its president or other board members are obtained. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
August 13, 2004

                       PALWEB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004



ASSETS
------

CURRENT ASSETS:
  Cash                                                         $    274,085
  Accounts receivable                                               951,596
  Inventory (Note 3)                                                521,376
                                                               ------------
         TOTAL CURRENT ASSETS                                     1,747,057

PROPERTY, PLANT AND EQUIPMENT, net
 of accumulated depreciation (Note 4)                             6,589,028

OTHER ASSETS:
  Goodwill (Note 14)                                              6,164,435
  Other (Note 5)                                                    490,441
                                                               ------------
         TOTAL OTHER ASSETS                                       6,654,876
                                                               ------------
         TOTAL ASSETS                                          $ 14,990,961
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable (Note 6)                                       $  2,352,667
  Current portion of long-term debt (Note 6)                      1,503,612
  Accounts payable and accrued expenses                           1,578,917
  Preferred dividends payable                                        60,582
                                                               ------------
         TOTAL CURRENT LIABILITIES                                5,495,778

LONG-TERM DEBT (Note 6)                                           6,390,499

COMMITMENTS AND CONTINGENCIES (Note 15 and 16)

STOCKHOLDERS' EQUITY (Notes 2, 9 and 10):
  Preferred stock, $0.0001 par value, 20,750,000
    shares authorized, 50,000 shares outstanding                          5
  Common stock, $0.0001 par value, 5,000,000,000
    authorized, 12,790,451 shares outstanding                         1,279
  Additional paid-in capital                                     48,265,496
  Deficit                                                       (45,162,096)
                                                               ------------
         TOTAL STOCKHOLDERS' EQUITY                               3,104,684
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 14,990,961
                                                               ============



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended May 31,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------

Sales                                                  $  6,964,943      $  1,280,945

Cost of sales, including depreciation
 of $357,952 and $165,736, respectively                   6,768,426         2,438,342
                                                       ------------      ------------

Gross profit (loss)                                         196,517        (1,157,397)

Expenses:

  General and administrative                              1,527,968         1,312,824
  Impairment and relocation expenses                        441,949           310,875
                                                       ------------      ------------
         Total expenses                                   1,969,917         1,623,699
                                                       ------------      ------------

Operating loss                                           (1,773,400)       (2,781,096)

Other Income (Expense):
  Other Income                                               12,134                --
  Interest expense                                         (699,661)         (433,756)
                                                       ------------      ------------

Net Loss                                                 (2,460,927)       (3,214,852)

Preferred Dividends                                         660,171           900,166
                                                       ------------      ------------

Net Loss Available to Common Stockholders              $ (3,121,098)     $ (4,115,018)
                                                       ============      ============
LOSS AVAILABLE TO COMMON STOCKHOLDERS
 PER COMMON SHARE (Note 1)                             $      (0.28)     $      (0.79)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      11,026,000         5,201,000
                                                       ============      ============


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                Preferred Stock                  Common Stock                           Additional        Total
                          ----------------------------   ----------------------------      Paid-in      Accumulated      Equity
                             Shares          Amount         Shares          Amount         Capital        Deficit     (Deficiency)
                          ------------    ------------   ------------    ------------   ------------   ------------   ------------
BALANCES, May 31, 2002         750,000              75      4,691,625            469      40,732,767    (37,925,980)     2,807,331

Common stock in lieu
  2003 preferred dividends          --              --      1,058,263            106         900,060       (900,166)            --
  2002 preferred dividends          --              --        132,150             13         211,427                       211,440

Issuance of common stock            --              --         40,584              4          97,122                        97,126

Options exercised                   --              --         16,100              2          27,748             --         27,750

Net loss                            --              --             --             --              --     (3,214,852)    (3,214,852)
                          ------------    ------------   ------------    ------------   ------------   ------------   ------------
BALANCES, May 31, 2003         750,000              75      5,938,722            594      41,969,124    (42,040,998)       (71,205)


Common stock in lieu of
 preferred dividends                --              --        971,918             97         396,890       (396,987)            --

Preferred dividends paid
 or accrued                         --              --             --             --              --       (263,184)      (263,184)

Stock issued in exchange
 for debt                           --              --        629,811             63         899,937             --        900,000

Conversion of 2001
 preferred Stock              (750,000)            (75)     5,250,000            525            (450)            --             --

Issuance of 2003
 preferred stock                50,000               5             --             --       4,999,995             --      5,000,000

Net loss                            --              --             --             --              --     (2,460,927)    (2,460,927)
                          ------------    ------------   ------------    ------------   ------------   ------------   ------------
BALANCES, May 31, 2004          50,000    $          5     12,790,451   $      1,279    $ 48,265,496   $(45,162,096)  $  3,104,684
                          ============    ============   ============    ============   ============   ============   ============


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Year Ended May 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $ (2,460,927)   $ (3,214,852)
 Adjustments to reconcile net loss to cash used
 by operating activities:
   Depreciation and amortization                               413,008         230,794
   Loss on sale of equipment                                   121,321              --
   Expenses paid by issuance of common stock                        --          57,126
   Impairment of investment                                         --         310,875
   Changes in accounts receivable                             (603,752)       (304,198)
   Changes in inventory                                       (136,819)       (180,111)
   Changes in other assets                                      (1,300)        (24,208)
   Changes in accounts payable and accrued
     expenses                                                  668,482         440,265
   Change in preferred dividends payable                        60,582              --
   Other                                                       (25,000)             --
                                                          ------------    ------------

         Net cash used in continuing operations             (1,964,405)     (2,684,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         (4,450,436)     (1,474,475)
                                                          ------------    ------------

         Net cash used in investing activities              (4,450,436)     (1,474,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes and advances payable                    2,631,245       8,401,422
 Payments on notes payable                                    (685,343)     (4,277,700)
 Preferred dividends paid                                     (263,184)             --
 Proceeds from issuance of common/preferred stock            5,000,000         27,750
                                                          ------------    ------------

         Net cash provided by financing activities           6,682,717       4,151,472
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                                267,876          (7,312)
CASH, beginning of period                                        6,209          13,521
                                                          ------------    ------------

CASH, end of period                                       $    274,085    $      6,209
                                                          ============    ============
SUPPLEMENTAL INFORMATION (Note 12)




                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         ORGANIZATION
         ------------
         PalWeb Corporation ("PalWeb") through its wholly-owned subsidiaries Plastic Pallet Production, Inc. ("PPP") and Greystone Manufacturing, LLC ("GSM"), is engaged in the manufacture and marketing of plastic pallets.

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

         USE OF ESTIMATES
         ----------------
         The preparation of PalWeb's financial statements in conformity with generally accepted accounting principles in the United States of America requires PalWeb's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------------------------------
         PalWeb carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, PalWeb evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. The allowance for doubtful accounts at May 31, 2004 was $69,727.

         INVENTORY
         ---------
         Inventory consists of finished pallets and raw materials and is stated at the lower of cost (first-in, first-out) or market value.

         PROPERTY, PLANT AND EQUIPMENT
         -----------------------------
         PalWeb's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line over the estimated useful lives or the units of production method, as follows:

         Plant building                                      39 years
         Production machinery equipment                    5-10 years or Unit
                                                                of Production
         Office equipment & furniture & fixtures           3- 5 years

         The production equipment being amortized on the unit of production method had a total cost of $633,924 at May 31, 2004.

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

         GOODWILL
         --------
         Goodwill is reviewed annually for impairment relying on a number of factors including operating results, business plans and future cash flows. An impairment charge is recognized for any amount by which the carrying value of goodwill exceed its fair value. Discounted cash flows are used to establish fair values

         PATENTS
         -------
         Amortization expense for the costs incurred by PalWeb to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

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

         LOSS PER SHARE
         --------------
         Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income (loss) available to common stockholders, preferred stock dividends are added to the net loss for the year. Convertible preferred stock and stock options are not considered as their effect is antidilutive.

         RECENT PRONOUNCEMENTS
         ---------------------
         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION. This SAB revises or rescinds portions of the revenue recognition interpretive guidance included in the SAB codification to make it consistent with current authoritative accounting guidance. The principal revisions relate to revenue recognition guidance no longer necessary due to developments in U.S. generally accepted accounting principles. The pronouncement had no impact on the Company's historical financial statements.

         FASB Interpretation No. 46 (revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51, addresses consolidation by business enterprises of variable interest entities. PalWeb has no variable interest entities and accordingly this statement has on impact on the company's historical financial statements.


NOTE 2.  CONTINUATION AS A GOING CONCERN
         -------------------------------

         The accompanying financial statements have been prepared assuming that PalWeb will continue as a going concern. PalWeb has suffered significant losses from operations. Currently, management believes that PalWeb has the capacity to produce sufficient plastic pallets to achieve profitability; however, sales have not reached such level. To date, PalWeb has received substantial advances from investors but will require additional substantial funding in order to attain its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by two of its principal stockholders, Paul Kruger and Warren Kruger. Management continues to seek long-term and/or permanent financing. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raises substantial doubt about PalWeb's ability to continue as a going concern. It is management's opinion that
         (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) PalWeb will continue as a going concern.


NOTE 3.  INVENTORY
         ---------

         Inventory at May 31, 2004 consists of:

         Raw materials                                $ 432,662
         Finished goods                                  88,714
                                                      ---------
         Total inventory                              $ 521,376
                                                      =========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         A summary of the property, plant and equipment at May 31, 2004, is as follows:

            Production machinery and equipment                   $  4,681,433
            Building and land                                       2,510,500
            Furniture and fixtures                                    138,246
                                                                  -----------
                                                                    7,330,179
            Less: accumulated depreciation                           (741,151)
                                                                  -----------

                                                                  $ 6,589,028
                                                                  ===========


         Depreciation expense for the years ended May 31, 2004 and 2003 is $377,788 and $186,388, respectively.

NOTE 5.  OTHER ASSETS
         ------------

         At May 31, 2004, other assets consist of:

            Note receivable                                            314,000
            Patents, net of accumulated amortization of $10,689        160,841
            Investments                                                  5,000
            Deposits and other                                          10,600
                                                                     ---------

                                Total Other Assets                   $ 490,441
                                                                     =========

         Amortization of patent and debt origination costs was $35,220 and $44,406 in 2004 and 2003, respectively.

NOTE 6.  LONG-TERM DEBT AND NOTES PAYABLE
         --------------------------------

         Long-term debt at May 31, 2004 consists of the following:

              Note payable to Greystone Plastics, Inc.,
              7.5% interest, due September 7, 2008,
              secured by equipment with net book
              value of $3,149,270                                   $4,500,000

              Note payable to Greystone Plastics, Inc.,
              7% interest, due September 7, 2018, secured
              by land and building with net book value of
              $2,215,207                                             2,402,747

              Note payable to Bill Hamilton, 6% interest,
              due February, 2008                                       680,474

              Note payable to Whaco Plastics, 7.5% interest,
              Due January, 2009                                        264,413

              Other notes payable                                       46,477
                                                                    ----------

              Total                                                  7,894,111

              Less: Current portion                                  1,503,612
                                                                    ----------

                  Long-term debt                                    $6,390,499
                                                                    ==========

         The notes payable to Greystone Plastics, Inc. and Bill Hamilton were debt incurred pursuant to the acquisition of the assets of Greystone Plastics by PalWeb's subsidiary Greystone Manufacturing, LLC. Bill Hamilton commenced employment with PalWeb as of the date of the acquisition in the capacity of Vice President of Production.

         Whaco Plastics is an entity owned by Bill Hamilton, Vice President of Production. The issuance of the note for purchase of equipment is described in Note 7,"Related Party Transactions."

         Maturities of long term debt for the five years after May 31, 2004 are $1,503,612, $1,405,682, $1,411,835, $1,376,592, $626,983, and
         $1,569,407 thereafter.

         At May 31, 2004, notes payable of $2,352,667 consist of a note payable to a bank in the amount of $899,980, prime rate of interest plus 1%, due October 2004, a note payable of $108,186 to Paul Kruger, 7.5% interest and due October, 2004, and notes payable of $276,101, due October 2004, and advances of $1,068,400, all at 7.5% interest, from entities owned or controlled by Warren Kruger, President and Chief Executive Officer.

NOTE 7.  RELATED PARTY TRANSACTIONS
         --------------------------

         Bill Hamilton, Vice President of Production, owns a trucking company, Greystone-Bill Hamilton Trucking, that provided freight services totaling $699,966 for the year ended May 31, 2004. PalWeb believes that the freight rates are equivalent to an arms-length transaction.

         GSM paid or accrued fees totaling $246,870 for grinding services to Whaco Plastics, an entity also owned by Bill Hamilton. A portion of the fees paid to Whaco Plastics is applied to the purchase of a grinder/granulator at a cost of $280,000, amortized over five years at 7.5% interest.

         Until September 8, 2003, PalWeb had a $7,000,000 note payable to Paul Kruger, a significant stockholder, at an interest rate of prime plus 3%, due June 4, 2004, secured by all of PalWeb's assets. Effective September 8, 2003, PalWeb completed a sale and leaseback transaction whereby it sold for agreed upon prices its plant for

         $1,350,000 and certain production equipment for $5,710,698, including expenses, to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for the $7,000,000 note payable and accrued interest of $60,698, which resulted in no gain or loss on the transaction. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning March 8, 2004. The total cost of the lease, $5,952,000 ($48,000 per month for 124 months), will be amortized to cost of sales using the unit of production method so the cost is allocated pro rata based on the estimated number of pallets to be produced during the term of the lease. During 2004, the total amounts paid to 1607 Commerce Limited Partnership under these leases totaled $255,480.

         Interest paid or accrued on indebtedness to Paul Kruger was $133,824 and $262,886 in 2004 and 2003, respectively, including $23,376 in 2003 for which Paul Kruger received 15,584 shares of PalWeb common stock in exchange for the debt. The exchange rate of $1.50 per share was based on the market price of the common stock on the date of authorization.

         Interest paid or accrued on notes and advances to entities owned or controlled by Warren Kruger, President and CEO, total $56,715 and $23,216 in 2004 and 2003, respectively. Effective May 1, 2004, PalWeb commenced reimbursing an entity owned by Warren Kruger for office rent at $1,500 per month.

         PalWeb has a contract with a consulting engineering firm for the design and supervision of the construction of the new production equipment. The president of the consulting engineers is a Director of PalWeb. Fees paid to the engineering firm were $4,110 and $124,951 in 2004 and 2003, respectively. In addition, PalWeb paid the director, individually, $22,500 and $7,500 in consulting fees during 2004 and 2003, respectively.

         A former director of PalWeb provided legal services through a law firm of which he is of counsel. The fees for 2004, through the date of his resignation, and 2003 were $36,009 and $67,519, respectively.

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

         See also Note 9, "Stockholders' Equity."

NOTE 8.  FEDERAL INCOME TAXES

         Deferred taxes as of May 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                    -----------    -----------
            Deferred Tax Assets:
               Net operating loss                   $ 6,575,091    $ 6,839,880
               Loss on impairments                    1,057,740      1,151,070
               Accrued expenses                         151,148           --
               Allowance for doubtful accounts           23,707           --
                                                    -----------    -----------
                        Total deferred tax assets     7,807,686      7,990,950

            Deferred Tax Liabilities:
               Depreciation and amortization,
                 tax over financial                    (336,872)      (623,359)
                                                    -----------    -----------
                                                      7,470,814      7,367,591
            Less: Valuation allowance                (7,470,814)    (7,367,591)
                                                    -----------    -----------

                           Total                    $      --      $      --
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

         The net change in deferred taxes is as follows:

                                                    Year Ended May 31,
                                               --------------------------
                                                  2003           2002
                                               -----------    -----------
            Net operating losses               $  (264,789)   $ 1,541,712
            Depreciation, tax over financial       286,487       (475,306)
            Accrued expenses                       151,148           --
            Impairments                            (93,330)          --
            Allowance for doubtful accounts         23,707           --
            Change in Valuation allowance         (103,223)    (1,066,406)
                                               -----------    -----------

                     Tax Benefit               $      --      $      --
                                               ===========    ===========


         PalWeb's effective tax rate differs from the federal statutory rate as follows:

                                                           Year Ended May 31
                                                       ------------------------
                                                           2004         2003
                                                       -----------  -----------
            Tax benefit using statutory tax rate       $   838,841  $ 1,093,050
            Effect of state tax rates                         --         96,446

            Effect of rate adjustment                     (272,601)        --
            Net change in valuation allowance             (103,223)  (1,066,406)
            Tax gain on sale of property and equipment    (682,540)        --
            Other                                          219,523     (123,090)
                                                       -----------  -----------

            Tax benefit, per financial statements      $      --    $      --
                                                       ===========  ===========

         PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2004 of $19,666,000 as follows:

                                                      Year of
                             Amount                 Expiration

                           $1,290,000                   2012
                            1,291,000                   2018
                            5,871,000                   2019
                            2,634,000                   2020
                              883,000                   2021
                            2,370,000                   2022
                            4,167,000                   2023
                            1,160,000                   2024


NOTE 9.  STOCKHOLDERS' EQUITY
         --------------------

         Effective June 25, 2002, PalWeb declared a 50 for 1 reverse split of its common stock. References to common shares have been adjusted for the reverse stock split.

         In September, 2003, PalWeb issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, to Paul Kruger for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100.00 and a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of PalWeb.

         In September, 2003, the holders of the outstanding Series 2001 cumulative, convertible preferred stock, 750,000 shares, converted the preferred stock into 5,250,000 shares of common stock for an exchange rate of $1.429 per share.

         In September, 2003, Warren Kruger, President and CEO, exchanged $900,000 of debt for 629,811 shares of common stock at a rate of $1.429 per share.

         The board of directors authorized issuance of common stock in lieu of cash to pay the dividends on the Series 2001 preferred stock. The rate of exchange is based on the market value of the stock on the date authorized. The issuances are as follows:



                                   Preferred     Common Stock    Rate per Share
            Dividend Date           Dividend        Issued         of Common


           June 30, 2002            $225,000        140,625          $1.60

           September 30, 2002       $223,934        149,289          $1.50

           December 31, 2002        $226,849        360,078          $0.63

           March 31, 2003           $224,384        407,971          $0.55

           June 30, 2003            $224,384        560,959          $0.40

           September 8, 2003        $172,603        410,959          $0.40

NOTE 10. STOCK OPTIONS
         -------------

         PalWeb has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 18,065,000 are available for grant as of May 31, 2004. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the three years ended May 31, 2004:

                                                                  Weighted
                                                                   Average
                                                         Shares   Exercise
                                                         (000's)    Price
                                                         -------    -----
           Options outstanding at May 31, 2001             190   $   2.00
           Options granted                                 690       3.18
                                                         -----   --------

           Options outstanding at May 31, 2002             880       2.92
           Options granted                                 760       0.88
           Options exercised                               (25)      2.00
           Options cancelled                               (30)      2.00
                                                         -----   --------

           Options outstanding at May 31, 2003           1,585       1.96
           Options granted                                 350       0.54
                                                         -----   --------

           Options outstanding at May 31, 2004           1,935   $   1.68
                                                         =====   ========

           Exercisable as of May 31, 2002                  190   $   2.00
                                                         =====   ========

           Exercisable as of May 31, 2003                  555   $   2.70
                                                         =====   ========

           Exercisable as of May 31, 2004                1,131   $   2.16
                                                         =====   ========

         With respect to options outstanding at May 31, 2004:

                                                         Weighted
                             Options         Weighted    Average
               Range        outstanding    Average Life   Price     Exercisable
               -----        -----------    ------------   -----     -----------

            $0.42-$0.65       860,000       7.3 years      $0.51      287,500

            $1.429-$1.60      250,000       6.5 years      $1.57      138,750

               $2.00          135,000       4.3 years      $2.00      135,000

            $3.125-$4.00      690,000       6.3 years      $3.17      570,000
                            ---------                               ---------

               Total        1,935,000       6.6 years      $1.68    1,131,250

         PalWeb applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had PalWeb determined compensation cost at the grant date based on fair value under SFAS No. 123, PalWeb's net loss would have been increased to the pro forma amount indicated below:

                                                 2004         2003
                                                 ----         ----
           Net loss to common shareholders:

             As reported                     $(3,127,352)   $(4,115,018)

             Pro forma                       $(3,146,943)   $(4,230,753)

           Per share:

             As reported                     $     (0.28)   $     (0.79)

             Pro Forma                       $     (0.29)   $     (0.81)

         The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

                           Dividend Yield                            None
                           Expected Volatility                       1.36

                           Risk Free Interest Rate                     4%
                           Expected Holding Period                4 years

NOTE 11. FINANCIAL INSTRUMENTS
         ---------------------

         PalWeb's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2004 and 2003.

NOTE 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS
         --------------------------------------

         Supplemental information of cash flows for the years ended May 31:


                                                         2004         2003
                                                      ----------   ----------
            Non-cash activities:
               Common stock issuances for:
                  Retirement of debt                  $  900,000   $   97,126
                  Dividends on preferred stock           396,987    1,111,606
               Debt issued in acquisition of assets
             of Greystone Plastics, Inc.               8,299,454         --
               Retirement of debt in exchange for
                 property and equipment                7,060,698         --
               Note receivable received on sale
             of equipment                                314,000         --

            Interest paid                                599,792      475,835

NOTE 13. OPERATING LEASES
         ----------------

         Rental expense on operating leases totaled $254,480 and $212,538 during 2004 and 2003. Commitments for operating leases for the five years after May 31, 2004 are $788,640, $629,160, $576,000, $576,000, and
         $576,000 and $2,976,000 thereafter.

NOTE 14. ACQUISITION
         -----------

         Effective September 8, 2003, PalWeb acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of PalWeb, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by Greystone Manufacturing, L.L.C. to Bill Hamilton, one of the owners of Greystone Plastics, Inc, at 6% interest, due February, 2008. The cash payment was financed through the issuance of Series 2003 cumulative convertible preferred stock in the amount of $5,000,000 (see Note 9, "Stockholders' Equity"). The acquisition cost of $12,500,000 consisted of inventory of $499,870, building and equipment of $5,735,695, intangibles (patents) $100,000 and goodwill of $6,164,435.

NOTE 15. CONCENTRATIONS OF CREDIT RISK
         -----------------------------

         Financial instruments that potentially subject PalWeb to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits. As of May 31, 2004, PalWeb's bank balances exceeded federally insured limits by $174,085.

NOTE 16. COMMITMENTS AND CONTINGENCIES
         -----------------------------

         In April 2001, PalWeb entered into a Licensing Agreement with Westgate Capital, LLC ("WCC"), an entity owned by Warren Kruger and William Pritchard, providing PalWeb the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. The Licensing Agreement was negotiated and executed prior to Warren Kruger, William Pritchard or entities which they are affiliated became directors or beneficial owners of 10% of more of PalWeb's common stock in January 2002. Under the agreement, PalWeb must pay the greater of 2.5% of gross sales of UL listed pallets using fire retardant technology or a minimum monthly royalty of $10,000. The agreement also provided that in the event that cumulative payments to WCC total $250,000 during the first two years, WCC would convey the ownership of the technology process to PalWeb subject to the 2.5% royalty payment. Subsequent to the execution of the original agreement which provided for a "coating" process technology, the fire retardancy process changed to a chemical additive which WCC and PalWeb incorporated in the manufacturing process and used to successfully obtain the UL listing. As of May 31, 2004, no minimum or other royalties have been paid or accrued by PalWeb. However, PalWeb has recorded expenses of approximately $126,000 that are associated with the license agreement. WCC has not asserted that PalWeb is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by PalWeb under such agreement. PalWeb is exploring the possibility of purchasing the technology from WCC.

         PalWeb derives, and expects that in the foreseeable future it will continue to derive, a substantial amount of its revenue from a few large customers of which 2004 sales totaling $5,940,991 came from one customer. The 2003 sales included amounts of $301,000 and

         $271,227 from individual customers. There is no assurance that PalWeb will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on PalWeb.