Form 10QSB
period 2004-08-31
PALWEB CORP
filed 2004-10-20
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 8, 2004 - 12,790,451

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT(CHECK ONE):    Yes [_]   No [X]
================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 29, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                             PAGE

         Condensed Consolidated Balance Sheets as of August 31,             1
         2004 and May 31, 2004

         Condensed Consolidated Statement of Operations                     3
         For the Three Month Periods Ended August 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows                    4
         For the Three Month Periods Ended August 31, 2004 and 2003

         Notes to Financial Statements                                      5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6

ITEM 3.  CONTROLS AND PROCEDURES                                            9



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                          10


SIGNATURES                                                                 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  August 31,          May 31,
                                                     2004              2004
                                                 ------------      ------------
                                     ASSETS
                                     ------
 CURRENT ASSETS:
     Cash                                        $    227,634      $    274,085
     Accounts receivable                            1,060,541           951,596
     Inventory                                        700,395           521,376
        TOTAL CURRENT ASSETS                        1,988,570         1,747,057
                                                 ------------      ------------
 PROPERTY, PLANT AND EQUIPMENT, at cost             7,481,333         7,330,179
 Less: Accumulated depreciation                      (851,062)         (741,151)
                                                 ------------      ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT           6,630,271         6,589,028

 OTHER ASSETS:
    Goodwill                                        6,164,435         6,164,435
    Patents and deposit                               487,582           490,441
       TOTAL OTHER ASSETS                           6,652,017         6,654,876
                                                 ------------      ------------
 TOTAL ASSETS                                    $ 15,270,858      $ 14,990,961
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 CURRENT LIABILITIES:
    Current portion of long-term debt            $  1,532,463      $  2,352,667
    Notes payable                                   2,928,628         1,503,612
    Accounts payable and accrued liabilities        1,810,061         1,578,917
    Preferred dividends payable                        62,295            60,582
       TOTAL CURRENT LIABILITIES                    6,333,447         5,495,778
                                                 ------------      ------------

 LONG-TERM DEBT, NET OF CURRENT PORTION             6,182,468         6,390,499

 STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
      20,750,000 shares authorized; 50,000
      shares of Series 2003 outstanding                     5                 5

Common stock, $.0001 par value,
  5,000,000,000 authorized;
  outstanding - 12,790,451                              1,279             1,279
Additional paid-in capital                         48,265,496        48,265,496
Deficit                                           (45,511,837)      (45,162,096)
    TOTAL STOCKHOLDERS' EQUITY                      2,754,943         3,104,684
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 15,270,858      $ 14,990,961
                                                 ============      ============





The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                          August 31,
                                              ---------------------------------
                                                  2004                 2003
                                              ------------         ------------
SALES                                         $  2,170,230         $    193,219

COST OF SALES, including depreciation
 of $109,911 and $41,351, respectively           1,910,568              385,915
                                              ------------         ------------

GROSS PROFIT (LOSS)                                259,662             (192,696)

EXPENSES:
 General and administrative expenses               337,920              235,912
                                              ------------         ------------

OPERATING LOSS                                     (78,258)            (428,608)

OTHER INCOME (EXPENSE):
 Other income                                        8,006                3,656
 Interest expense                                 (187,400)            (175,934)
                                              ------------         ------------

TOTAL OTHER INCOME (EXPENSE)                      (179,394)            (172,278)
                                              ------------         ------------

NET LOSS                                          (257,652)            (600,886)

PREFERRED DIVIDENDS                                 92,089              224,384
                                              ------------         ------------

NET LOSS TO COMMON STOCKHOLDERS               $   (349,741)        $   (825,270)
                                              ============         ============


NET LOSS PER COMMON SHARE                     $      (0.03)        $      (0.13)
                                              ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING             12,790,000            6,317,000
                                              ============         ============





The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        August 31,
                                              -----------------------------
                                                 2004               2003
                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operations                   $ (292,078)        $ (243,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment             (151,154)              (550)
                                              ----------         ----------

Net cash used in investing activities           (151,154)              (550)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                        925,000            243,676
 Payments on notes                              (528,219)                --
                                              ----------         ----------

Net cash provided by financing
  activities                                     396,781            243,676
                                              ----------         ----------

NET DECREASE IN CASH                             (46,451)                --
CASH, beginning of period                        274,085              6,209
                                              ----------         ----------

CASH, end of period                           $  227,634         $    6,209
                                              ==========         ==========

NONCASH ACTIVITIES:
 Issuance of common stock in lieu of
   cash payment of preferred dividends        $       --         $  224,384

SUPPLEMENTAL INFORMATION:

 Interest paid                                $  148,122         $  150,932







The accompanying notes are an integral part of this consolidated financial statement.

                               PALWEB CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2004, and the results of its operations and its cash flows for the three month periods ended August 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2004 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared assuming that PalWeb will continue as a going concern. The working capital deficit of approximately $4,232,000 at August 31, 2004, reflects the uncertain financial condition of PalWeb and its inability to obtain long term financing until it is able to attain profitable operations.

     2. The results of operations for the three month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the three month periods ended August 31, 2004 and 2003, the weighted average common shares outstanding are 12,790,000 and 6,317,000. Convertible preferred stock is not considered as its effect is antidilutive.

     4. During the three month period ended August 31, 2004, PalWeb received advances totaling $925,000 from certain unrelated parties of which one individual, Robert Rosene, was subsequently named as a member of the Board of Directors. The advances are unsecured loans for which interest is being accrued at the rate of 7.5% per annum.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include PalWeb and its wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP.

         PalWeb has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

         References to fiscal year 2005 refer to the three month period ended August 31, 2004. References to fiscal year 2004 refer to the three month period ended August 31, 2003.

SALES

         PalWeb's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. GSM is a newly formed subsidiary of PalWeb that acquired substantially all the assets and operations of Greystone Plastics, Inc, effective as of September 8, 2003. GSM manufactures pallets for the beverage industry, operates at full capacity and sells its product to one customer. PalWeb distributes its pallets through the combination of a network of independent contractor distributors and sales by PalWeb's officers and employees.

         PPP also markets its own designed injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

         PERSONNEL

         PalWeb has approximately 62 full-time employees as of August 31, 2004 compared to 14 full-time employees as of August 31, 2003. The increase in employees is due to the acquisition of the assets of Greystone Plastics, Inc.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2004, COMPARED TO THREE MONTHPERIOD ENDED AUGUST 31, 2003

         Sales for fiscal year 2005 were $2,170,230 compared to $193,219 in 2004. The increase of $1,977,011 is primarily attributable to the acquisition of the assets of Greystone Plastics, Inc. effective as of September 8, 2003. PalWeb currently utilizes a total of seven production lines to produce its plastic pallets, of which four production lines are utilizes by PPP and remaining three are utilized by GSM. PalWeb anticipates that it will install an additional production line in about November 2004 that will be utilized by GSM. The GSM production lines operate at approximately full capacity, and it is expected that the new line will also operate at approximately full capacity.

         Cost of sales in fiscal year 2005 was $1,910,568, or 88% of sales, compared to $385,915, or 200% of sales, in 2004. The decline of 112% from fiscal year 2004 to 2005 is primarily attributable to the acquisition of the assets and operations of Greystone Plastics, Inc. as discussed in the preceding paragraph.

         General and administrative expenses increased $102,008 from $235,912 in fiscal year 2004 to $337,920 in fiscal year 2005. This increase is principally due to an increase of three persons charged to administrative salaries.

         Interest expense increased $11,466 from $175,934 in fiscal year 2004 to $187,400 in fiscal year 2005.

         The net loss decreased $343,234 from $(600,886) in fiscal year 2004 to $(257,652) in fiscal year 2005 for the reasons discussed above.

         After deducting preferred dividends, the net loss available to common shareholders is $(349,741), or $(0.03) per share, in fiscal year 2005 compared to $(825,270), or $(0.13) per share, in fiscal year 2004 for a decrease of $475,529. Approximately $0.07 of the decrease in the per share amounts is attributable to the increase in the weighted average number of shares of common stock outstanding for the quarter ended August 31, 2004 compared to the quarter ended August 31, 2003 due principally to the conversion of 750,000 shares of Series 2001 preferred stock converted into 5,250,000 shares of common stock effective as of September 8, 2003.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

GENERAL

         PalWeb's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable requirements, operating leases and scheduled payments of interest on outstanding indebtedness. PalWeb is currently dependent on outside sources of cash to fund its operations. As of August 31, 2004, revenues from sales remain insufficient to meet current liabilities.

         A summary of cash flows for the three months ended August 31, 2004 is as follows:


              Cash used in operating activities              $(292,078)

              Cash used in investing activities               (151,154)

              Cash provided by financing activities            396,781

         Contractual obligations of PalWeb are as follows:

                                           LESS THAN                                    OVER
                               TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS      5 YEARS
                            -----------   -----------   -----------   -----------   -----------
         Long-term debt     $ 7,714,931   $ 1,532,463   $ 2,891,845   $ 1,760,364   $ 1,530,259
         Operating leases     6,124,050       717,390     1,182,660     1,152,000     3,072,000
                            -----------   -----------   -----------   -----------   -----------
         Total              $13,838,981   $ 2,249,853   $ 4,074,505   $ 2,912,364   $ 4,602,259
                            ===========   ===========   ===========   ===========   ===========

         PalWeb anticipates that the cash necessary for funding its operating activities will continue to decline in fiscal 2005 as compared to fiscal 2004 based on its projection of increased sales activities for fiscal 2005. To provide for the additional cash to meet PalWeb's operating activities and contractual obligations for fiscal 2005, PalWeb is exploring various options including long-term debt and equity financing. However, there is no guarantee that PalWeb will be able to raise sufficient capital to meet these obligations.

         PalWeb has accumulated a working capital deficit of approximately $4,232,000 at August 31, 2004, which includes approximately $4,461,000 of notes payable and current portion of long-term debt and $1,872,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that PalWeb will secure such financing.

         PalWeb has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that PalWeb has received through August 31, 2004, has been provided by loans from entities controlled by Mr. Paul Kruger, a significant shareholder, entities affiliated with Warren Kruger, President and Chief Executive Officer of PalWeb, through the offering of preferred stock to essentially the same persons and advances from individual investors principally through contacts of Warren Kruger. PalWeb has traditionally been reliant on funds provided by Warren Kruger and its board of directors through loans or the purchase of equity securities. There is no assurance that Warren Kruger will continue to provide loans or loan guarantees or purchase of equity securities of PalWeb in the future.

ADVANCES FROM UNRELATED PARTIES

         During the three month period ended August 31, 2004, PalWeb has received advances totaling $925,000 from certain unrelated parties of which one individual, Robert Rosene, was later named as a member of the Board of Directors. Interest expense is being accrued on these advances at the rate of 7.5%.

LOANS FROM WARREN KRUGER

         At August 31, 2004, Warren Kruger or entities owned by Warren Kruger had a note and advances totaling $791,171 due from PalWeb. Interest is accrued at 7.5% on the note and advances.

         At August 31, 2004, Westgate Capital LP, an entity controlled by Warren Kruger, had an unsecured note $204,290 due from PalWeb. The note has an interest rate of 7.5% and matures October 1, 2004.

WORKING CAPITAL LOAN

         On September 30, 2003, PalWeb entered into a loan agreement with BancFirst providing for a $900,000 line of credit at the prime rate of interest plus 1% and a maturity of September 25, 2004. As of August 31, 2004, PalWeb had drawn $899,980 on the line of credit. The loan is secured by accounts receivable and inventory of its subsidiary, Greystone Manufacturing, LLC.

MATERIAL RISKS
--------------

         PalWeb has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds to finance continued operations. For other material risks, see PalWeb's Form 10-KSB for the period ended May 31, 2004, which was filed on August 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

         PalWeb carried out an evaluation under the supervision of PalWeb's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of PalWeb's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, PalWeb's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the first quarter ended August 31, 2004, there have been no material changes in PalWeb's internal controls over financial reporting.

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

                                                          PALWEB CORPORATION
                                                       -------------------------
                                                             (Registrant)


Date: October 19, 2004                                 /s/ Warren F. Kruger
                                                       -------------------------
                                                           Warren F. Kruger
                                                           President and CEO