Form 10QSB
period 2004-11-30
PALWEB CORP
filed 2005-01-19
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
                                                      -----------------

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 13, 2005 - 21,711,038

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes [_]     No [X]

================================================================================

                               PALWEB CORPORATION

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2004




PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Condensed Consolidated Balance Sheets as of November 30, ........   1
          2004 and May 31, 2004

          Condensed Consolidated Statement of Operations ..................   2
          For the Six Month Periods Ended November 30, 2004 and 2003

          Condensed Consolidated Statement of Operations ..................   3
          For the Three Month Periods Ended November 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows for the .........   4
          Six Month Periods Ended November 30, 2004 and 2003

          Notes to Financial Statements ...................................   5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......   6


ITEM 3.   CONTROLS AND PROCEDURES .........................................   11





PART II.  OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .....   13


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .................................   13


ITEM 5.   OTHER INFORMATION ...............................................   13


ITEM 6.   EXHIBITS ........................................................   15



SIGNATURES ................................................................   17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PALWEB CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             November 30,       May 31,
                                                                 2004            2004
                                                             ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                      $    135,211    $    274,085
   Accounts receivable                                          1,109,558         951,596
   Inventory                                                      791,008         521,376
   Prepaid expenses                                                29,384              --
                                                             ------------    ------------
       TOTAL CURRENT ASSETS                                     2,065,161       1,747,057


PROPERTY, PLANT AND EQUIPMENT, at cost                          7,242,108       7,330,179
   Less: Accumulated depreciation                                (945,695)       (741,151)
                                                             ------------    ------------
       TOTAL PROPERTY, PLANT AND EQUIPMENT                      6,296,413       6,589,028

OTHER ASSETS:
   Goodwill                                                     6,164,435       6,164,435
   Patents and deposit                                            484,723         490,441
                                                             ------------    ------------
       TOTAL OTHER ASSETS                                       6,649,158       6,654,876
                                                             ------------    ------------

       TOTAL ASSETS                                          $ 15,010,732    $ 14,990,961
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                         $  4,536,444    $  2,352,667
   Notes payable                                                1,091,551       1,503,612
   Accounts payable and accrued liabilities                     1,979,317       1,578,917
   Preferred dividends payable                                     65,103          60,582
                                                             ------------    ------------
       TOTAL CURRENT LIABILITIES                                7,672,415       5,495,778

LONG-TERM DEBT, NET OF CURRENT PORTION                          2,579,377       6,390,499

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
      20,750,000 shares authorized; 50,000
      shares of Series 2003 outstanding                                 5               5
   Common stock, $.0001 par value,
      5,000,000,000 authorized;
      outstanding - 21,711,038 and 12,790,451                       2,171           1,279
   Additional paid-in capital                                  51,386,810      48,265,496
   Deficit                                                    (46,630,046)    (45,162,096)
                                                             ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                               4,758,940       3,104,684
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,010,732    $ 14,990,961
                                                             ============    ============

                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Six Months Ended November 30,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------

SALES                                                        $  4,108,817    $  2,290,934

COST OF SALES, including depreciation of
   $226,293 and $147,728, respectively                          4,224,633       2,258,690
                                                             ------------    ------------

GROSS PROFIT (LOSS)                                              (115,816)         32,244

EXPENSES:
   General and administrative expenses                            812,775         613,042
                                                             ------------    ------------

OPERATING LOSS                                                   (928,591)       (580,798)

OTHER INCOME (EXPENSE):
   Other income                                                    17,421          18,633
   Interest expense                                              (368,492)       (334,458)
                                                             ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                     (351,071)       (315,825)
                                                             ------------    ------------

NET LOSS                                                       (1,279,662)       (896,623)

PREFERRED DIVIDENDS                                               188,288         475,616
                                                             ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                              $ (1,467,950)   $ (1,372,239)
                                                             ============    ============

NET LOSS PER COMMON SHARE                                    $      (0.11)   $      (0.15)
                                                             ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                            12,790,000       9,261,000
                                                             ============    ============



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended November 30,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------

SALES                                                        $  1,938,587    $  2,097,715

COST OF SALES, including depreciation of
   $116,382 and $106,377, respectively                          2,314,115       1,872,775
                                                             ------------    ------------

GROSS PROFIT (LOSS)                                              (375,528)        224,940

EXPENSES:
   General and administrative expenses                            474,855         377,130
                                                             ------------    ------------

OPERATING LOSS                                                   (850,383)       (152,190)

OTHER INCOME (EXPENSE):
   Other income                                                     9,415          14,977
   Interest expense                                              (181,092)       (158,524)
                                                             ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                     (171,677)       (143,547)
                                                             ------------    ------------

NET LOSS                                                       (1,022,060)       (295,737)

PREFERRED DIVIDENDS                                                96,199         251,232
                                                             ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                              $ (1,118,259)   $   (546,969)
                                                             ============    ============


NET LOSS PER COMMON SHARE                                    $      (0.09)   $      (0.04)
                                                             ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                            12,790,000      12,237,000
                                                             ============    ============


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six Months Ended November 30,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operations                                  $ (1,001,594)     (1,656,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (191,929)        (34,335)
   Acquisition of assets of Greystone Plastics, Inc.                   --     (12,000,130)
   Other                                                               --          (1,299)
                                                             ------------    ------------

Net cash used in investing activities                            (191,929)    (12,035,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                       318,763       9,146,007
   Payments on notes                                             (525,826)       (136,322)
   Preferred dividends                                           (188,288)             --
   Proceeds from sale of stock                                  1,450,000       5,000,000
                                                             ------------    ------------

Net cash provided by financing activities                       1,054,649      14,009,685
                                                             ------------    ------------

NET DECREASE IN CASH                                             (138,874)        317,024
CASH, beginning of period                                         274,085           6,209
                                                             ------------    ------------

CASH, end of period                                          $    135,211    $    323,233
                                                             ============    ============

NONCASH ACTIVITIES:
   Issuance of common stock for accounts
     payable, advances and debt                              $  1,672,206    $         --
   Issuance of common stock in lieu of
     cash payment of preferred dividends                               --         224,384
   Sale of equipment in exchange for debt                         259,000              --

SUPPLEMENTAL INFORMATION:
   Interest paid                                             $    314,237    $    222,435



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                               PALWEB CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2004, and the results of its operations for the six month periods and three month periods ended November 30, 2004 and 2003 and its cash flows for the six month periods ended November 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2004 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared assuming that PalWeb will continue as a going concern. The working capital deficit of approximately $5,607,000 at November 30, 2004, reflects the uncertain financial condition of PalWeb and its inability to obtain long term financing until it is able to attain profitable operations.

            2. The results of operations for the six month periods and three month period ended November 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

            3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the six month periods ended November 30, 2004 and 2003, the weighted average common shares outstanding are 12,790,000 and 6,317,000. For the three month periods ended November 30, 2004 and 2003, the weighted average common shares outstanding are 12,790,000 and 6,317,000. Convertible preferred stock is not considered as its effect is antidilutive.

            4. On January 3, 2005, Greystone Manufacturing, LLC ("GSM"), entered into a letter agreement with Greystone Plastics, Inc. ("Greystone Plastics"), pursuant to which GSM agreed to pay, on or before March 8, 2005, all amounts owed by it under and pursuant to that certain Senior Secured Promissory Note dated September 3, 2003, issued by GSM to Greystone Plastics in the principal amount of $5,000,000 (the "Secured Note") and that certain Wraparound Promissory Note dated September 3, 2003, issued by GSM to Bill Hamilton in the principal amount of $799,454.06 (the "Wraparound Note"). The total amount of principal and interest owed by GSM under the Secured Note and the Wraparound Note is approximately $4,576,000 as of November 30, 2004.

            5. Effective October 31, 2004, NYOK, a general partnership owned by Marshall Cogan, Non-Executive Chairman, and Warren Kruger, President and CEO, purchased certain grinding equipment from Greystone Manufacturing, LLC, at its net book value of $278,000 which approximates market in exchange for the cancellation of a like amount of indebtedness of PalWeb to Warren Kruger. NYOK will lease the equipment back to Greystone Manufacturing, LLC, at the rate of $0.04 per processed pound of plastic material.

            6. As of November 30, 2004, PalWeb sold 8,920,587 shares of common stock at the rate of $0.35 per share for a total of $3,122,206 plus warrants to purchase an additional 1,200,638 shares of common stock (471,279 shares at $0.6625 per share; 392,732 at $0.795 per share; and 336,627 at $0.927 per share). The sale included 4,142,856 shares of common stock for cash of $1,450,000, 2,642,857 shares of common stock in exchange for advances of $925,000, 68,805 shares in exchange for accounts payable of $24,082, 1,428,571 shares of common stock to Warren Kruger, CEO, in exchange for debt and accrued interest of $500,000, and 637,498 shares of common stock to Robert Rosene, a director of PalWeb, in exchange for debt and accrued interest of $223,124.

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

            References to fiscal year 2005 refer to the six and three month periods ended November 30, 2004. References to fiscal year 2004 refer to the six and three month periods ended November 30, 2003.

SALES

            PalWeb's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. GSM was formed as a subsidiary of PalWeb for the purpose of acquiring substantially all the assets and operations of Greystone Plastics, Inc., or Greystone Plastics, effective as of September 8, 2003. GSM manufactures pallets for the beverage industry, operates at full capacity and sells its product to one customer. PalWeb distributes its pallets through the combination of a network of independent contractor distributors and sales by PalWeb's officers and employees.

            PPP also markets its own designed injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, PalWeb will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

PERSONNEL

            PalWeb has approximately 62 full-time employees as of November 30, 2004 compared to 58 full-time employees as of November 30, 2003.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2004, COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2003

            Sales for fiscal year 2005 were $4,108,817 compared to $2,290,934 in fiscal year 2004. The increase of $1,817,883 is primarily attributable to the acquisition of the assets of Greystone Plastics effective as of September 8, 2003. PalWeb currently utilizes a total of six production lines to produce its plastic pallets, of which one of two production lines is being partially utilized by PPP and four are fully utilized by GSM of which the fourth began production in November 2004. An additional production line will commence operation in January 2005 that will be utilized by GSM. The GSM production lines operate at approximately full capacity, and it is expected that the new line will also operate at approximately full capacity. GSM has received an extension with its major customer through February 28, 2005 and anticipates completing a long term contract beyond such date.

            Cost of sales in fiscal year 2005 was $4,224,633, or 103% of sales, compared to $2,258,690, or 99% of sales, in fiscal year 2004. Increased material costs are the primary cause of the increase in cost of sales. PalWeb has revised its pricing and is reviewing contracts with customers to compensate for the higher cost of materials.

            General and administrative expenses increased $199,733 from $613,042 in fiscal year 2004 to $812,775 in fiscal year 2005. The increase is primarily attributable to an increase in payroll costs. During the first quarter of fiscal year 2004, PalWeb's administrative payroll costs were abnormally low, approximately $62,000. The acquisition of the assets of Greystone Plastics, Inc., effective September 8, 2003, had a major effect on PalWeb's need for additional time from PalWeb's President and Chief Executive Officer and additional management personnel. As such, PalWeb began paying a salary to Warren Kruger, the Company's President and Chief Executive Officer, effective August 23, 2003, and added Marshall Cogan as Non-Executive Chairman of the Board of Directors effective July 19, 2004, and Robert Nelson as Chief Financial Officer effective October 1, 2004.

            Interest expense increased $34,034 from $334,458 in fiscal year 2004 to $368,492 in fiscal year 2005.

            The net loss increased $383,039 from $(896,623) in fiscal year 2004 to $(1,279,662) in fiscal year 2005 for the reasons discussed above.

            Preferred dividends decreased $287,328 from $475,616 in fiscal year 2004 to $188,288 in fiscal year 2005. This is primarily attributable to a decrease in dividends payable by the Company related to the conversion of all $7,500,000 of the Company's Series 2001 Preferred Stock, which paid dividends at the rate of 12% per annum, into common stock effective September 8, 2003, offset by interest payable on $5,000,000 of the Company's of Series 2003 Preferred Stock, which was issued as of September 8, 2003 and has a dividend rate equal to the prime rate of interest plus 3.25%.

            After deducting preferred dividends, the net loss available to common shareholders is $(1,467,950), or $(0.11) per share, in fiscal year 2005 compared to $(1,372,239), or $(0.15)
 per share, in fiscal year 2004 for a increase of $95,711.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2004, COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2003

            Sales for fiscal year 2005 were $1,938,587 compared to $2,097,715 in fiscal year 2004, for a decrease of $159,128.

            Cost of sales in fiscal year 2005 was $2,314,115, or 119% of sales, compared to $1,872,775 or 89% of sales, in fiscal year 2004. Increased material costs are the primary cause of the increase in cost of sales. PalWeb has revised its pricing and is reviewing contracts with customers to compensate for the higher cost of materials.

            General and administrative expenses increased $97,725 from $377,130 in fiscal year 2004 to $474,855 in fiscal year 2005. The increase is due to additional payroll as discussed in the above section, "Six Month Period Ended November 30, 2004, Compared to Six Month Period Ended November 30, 2003" plus costs associated with management's effort to raise capital funding.

            Interest expense increased $22,568 from $158,524 in fiscal year 2004 to $181,092 in fiscal year 2005.

            The net loss increased $726,323 from $(295,737) in fiscal year 2004 to $(1,022,060) in fiscal year 2005 for the reasons discussed above.

            Preferred dividends decreased $155,033 from $251,232 in fiscal year 2004 to $96,199 in fiscal year 2005. This is primarily attributable to a decrease in dividends payable by the Company related to the conversion of all $7,500,000 of the Company's Series 2001 Preferred Stock, which paid dividends at the rate of 12% per annum, into common stock effective September 8, 2003, offset by interest payable on $5,000,000 of the Company's of Series 2003

Preferred Stock, which was issued as of September 8, 2003 and has a dividend rate equal to the prime rate of interest plus 3.25%.

            After deducting preferred dividends, the net loss available to common shareholders is $(1,118,259), or $(0.09) per share, in fiscal year 2005 compared to $(546,969), or $(0.04) per share, in fiscal year 2004 for an increase of $553,464.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

            PalWeb's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. PalWeb is currently dependent on outside sources of cash to fund its operations. As of November 30, 2004, revenues from sales remain insufficient to meet current liabilities.

            A summary of cash flows for the six months ended November 30, 2004 is as follows:

            Cash used in operating activities                 $(1,001,594)

            Cash used in investing activities                    (191,929)

            Cash provided by financing activities               1,054,649

            In addition to the cash provided by financing activities, PalWeb issued 4,777,731 shares of common stock for a total value of $1,672,206 in exchange for a like amount of accounts payable, advances payable and notes payable,

            The contractual obligations of PalWeb are as follows:

                                              LESS THAN                                 OVER
                                   TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                                   -----        ------      ---------    ---------     -------
            Long-term debt      $ 7,115,821   $4,536,444   $  926,606   $  500,004   $1,152,767
            Operating leases      5,926,890      664,230    1,182,660    1,152,000    2,928,000
                                -----------   ----------   ----------   ----------   ----------
            Total               $13,042,711   $5,200,674   $2,109,266   $1,652,004   $4,080,767
                                ===========   ==========   ==========   ==========   ==========

            PalWeb anticipates that the cash necessary for funding its operating activities will continue to decline based on projected increases in sales activity for the remainder of fiscal year 2005. To provide for the additional cash to meet PalWeb's operating activities and contractual obligations for fiscal 2005, PalWeb is exploring various options including long-term debt and equity financing. However, there is no guarantee that PalWeb will be able to raise sufficient capital to meet these obligations.

            PalWeb has accumulated a working capital deficit of approximately $5,607,000 at November 30, 2004, which includes approximately $5,628,000 of notes payable and current portion of long-term debt and $1,979,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of PalWeb resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that PalWeb will secure such financing.

            PalWeb has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that PalWeb has received through November 30, 2004, has been provided by loans from entities controlled by Mr. Paul Kruger, a significant shareholder, entities affiliated with Warren Kruger, President and Chief Executive Officer of PalWeb, through the offering of preferred stock to essentially the same persons and advances from individual investors principally through contacts of Warren Kruger. PalWeb has traditionally been reliant on funds provided by Warren Kruger and its board of directors through loans or the purchase of equity securities. There is no assurance that Warren Kruger will continue to provide loans or loan guarantees or purchase of equity securities of PalWeb in the future.

ACCELERATION OF LONG TERM DEBT

            As further described under "Notice of Default and Acceleration Received from Greystone Plastics" in Part II, Item 5 of this Quarterly Report on Form 10-QSB, on December 23, 2004, GSM received a notice of default from Greystone Plastics relating to a note issued by GSM. In the notice, GSM was informed by Greystone Plastics that, among other things, unless GSM paid all amounts owed by GSM under two notes issued by it, Greystone Plastics would exercise its rights under the security agreement between GSM and Greystone Plastics relating to one of the notes. The total amount of principal and interest owed by GSM under the two notes is approximately $4,576,000 as of November 30, 2004. Although GSM believes that it has a defense to its failure to make timely payments under the secured note, on January 3, 2005, GSM and Greystone Plastics entered into a letter agreement pursuant to which GSM agreed to pay all amounts owed by it under the two notes on or before March 8, 2005 as further described under "Agreement between Subsidiary of PalWeb and Greystone Plastics, Inc." in Part II, Item 5 of this Quarterly Report on Form 10-QSB. PalWeb has received verbal commitments from certain parties to provide the financing needed pay off all amounts due under the notes. However, there is no assurance that PalWeb will receive such financing.

SALE OF PALWEB COMMON STOCK

            As of November 30, 2004, PalWeb sold 8,920,587 shares of common stock at the rate of $0.35 per share for a total of $3,122,206 plus warrants to purchase an additional 1,200,638 shares of common stock (471,279 shares at $0.6625 per share; 392,732 at $0795 per share; and 336,627 at $0.927 per share).
The sale included 4,142,856 shares of common stock for cash of $1,450,000, 2,642,857 shares of common stock in exchange for advances of $925,000, 68,805 shares in exchange for accounts payable of $24,082, 1,428,571 shares of common stock to Warren Kruger, CEO, in exchange for debt and accrued interest of $500,000, and 637,498 shares of common stock to Robert Rosene, a director of PalWeb, in exchange for debt and accrued interest of $223,124.

WORKING CAPITAL LOAN

            On November 30, 2004, PalWeb entered into a loan agreement with F&M Bank providing for a $1,500,000 line of credit at the prime rate of interest and a maturity of January 5, 2006. As of November 30, 2004, PalWeb had drawn $948,322 on the line of credit of which $775,000 was used to retire the working capital loan with BancFirst. The loan is personally guaranteed by Robert Rosene, a director of PalWeb, and Warren Kruger, President and CEO.

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

            This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that PalWeb expects, believes or anticipates will or may occur in the future, including decreased costs, the profitability of PalWeb, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in the Quarterly Report on Form 10-QSB could be affected by any of the following factors: PalWeb's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; PalWeb may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of PalWeb's business is and will be dependent upon a few large customers and there is no assurance that PalWeb will be able to retain such customers. These risks and other risks that could affect PalWeb's business are more fully described in PalWeb's Form 10-KSB for the fiscal year ended May 31, 2004, which was filed on August 30, 2004. Actual results may vary materially from the forward-looking statements. PalWeb undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

ITEM 3.  CONTROLS AND PROCEDURES

            PalWeb maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in PalWeb's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. PalWeb carried out an evaluation, under the supervision and with the participation of its management, including PalWeb's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004. Based on the foregoing, PalWeb's Chief Executive Officer and Chief Financial Officer concluded that PalWeb's disclosure controls and procedures were effective at the reasonable assurance level, except as set forth below.

            During the period of time covered by this report, PalWeb failed to timely file a Current Report on Form 8-K on two occasions and, during the period of time subsequent to the end of the period covered by this report, PalWeb failed to timely file a Current Report on Form 8-K on three occasions and, as such, in the opinion of PalWeb's Chief Executive Officer and Chief Financial Officer, there are deficiencies in PalWeb's disclosure controls and procedures as they relate to Form 8-K filings. The failure to file a Current Report on Form 8-K related to each of the following events which are described under Part II,
Item 5 of this Quarterly Report on Form 10-QSB:

     o an agreement entered into between PalWeb and its Non-Executive Chairman, Marshall S. Cogan, which was executed in October, 2004, and has an effective date of August 1, 2004;

     o the sale of unregistered securities to certain accredited investors in November of 2004;

     o an agreement entered into between PalWeb and its Chief Financial Officer, Robert H. Nelson, which was executed January 7, 2005, and has an effective date of November 1, 2004;

     o a notice of default and acceleration received from Greystone Plastics on December 23, 2004, relating to certain notes issued by a wholly owned subsidiary of PalWeb, GSM; and

     o an agreement dated January 3, 2005, entered into between GSM and Greystone Plastics relating to the payment of amounts owed under certain notes issued by GSM.

In an effort to address the deficiencies in PalWeb's disclosure controls and procedures as they relate to Form 8-K filings, PalWeb's Chief Executive Officer has asked that its outside legal counsel provide PalWeb's officers and directors with a summary of the new Form 8-K requirements and other reporting requirements and responsibilities applicable to public companies. In addition, PalWeb's management is currently evaluating taking certain actions with respect to its disclosure controls and procedures, including designating one employee who will be responsible for coordinating with PalWeb's outside legal counsel in connection with determining if any developments relating to PalWeb require a filing on Form 8-K and implementing a policy related to corporate disclosure control.


PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            For information relating to sales of unregistered securities during the period covered by Quarterly Report on Form 10-QSB, see "Sales of Unregistered Securities to Accredited Investors in November of 2004" under Part II, Item 5 of this Quarterly Report on Form 10-QSB.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            For information relating to a notice of default and acceleration received by GSM after the period covered by this Quarterly Report on Form 10-QSB relating to a note issued by GSM, see "Notice of Default and Acceleration Received from Greystone Plastics " under Part II, Item 5 of this Quarterly Report on Form 10-QSB.

ITEM 5.  OTHER INFORMATION

AGREEMENT WITH PALWEB'S NON-EXECUTIVE CHAIRMAN, MARSHALL S. COGAN

            In October, 2004, PalWeb entered into an employment agreement with PalWeb's Non-Executive Chairman, Marshall S. Cogan, which was effective as of August 1, 2004, and has a term that ends on July 13, 2007. Pursuant to the employment agreement, Mr. Cogan received a base salary of $10,000 per month through September 2004 and is entitled to receive a base salary of $15,000 per month beginning October 1, 2004, and an annual bonus determined by PalWeb's Board of Directors in an amount not less than 50% of the annual bonus to be received by PalWeb's Chief Executive Officer. Also pursuant to the employment agreement, PalWeb granted to Mr. Cogan a warrant to purchase 1,250,000 shares of PalWeb's common stock at an exercise price of $0.50 per share. The warrant became vested with respect to 25% of the shares underlying the warrant on August 1, 2004, and will vest with respect to 25% of the shares underlying the warrant on each September 30th of 2005, 2006 and 2007, respectively, and may be exercised in whole or in part until September 13, 2013.


SALES OF UNREGISTERED SECURITIES TO ACCREDITED INVESTORS IN NOVEMBER OF 2004

            Effective November 30, 2004, PalWeb privately placed with certain accredited investors 8,920,587 shares of its common stock, par value $0.0001 per share ("Common Stock"), and warrants to purchase an additional 1,200,638 shares of Common Stock (the "Warrants"). The aggregate sales price was $3,122,206, of which $1,450,000 was paid in cash, $925,000 was paid through the cancellation of a like amount of advances made by third parties to PalWeb, $24,802 was paid through the cancellation of a like amount of accounts payable of PalWeb to third parties, and $500,000 and $223,124 was paid through the cancellation of a like amount of indebtedness of PalWeb to Warren Kruger, PalWeb's President and Chief Executive Officer, and Robert Rosene, a director of PalWeb, respectively. Pursuant to the terms of the securities purchase agreements entered into with the accredited investors, Palweb agreed to cause a registration statement relating to the common stock and the common stock underlying the Warrants to be filed with the SEC. The Warrants are immediately exercisable at exercise prices of $0.6625, $0.795 and $0.9275 per share for 471,279, 392,732 and 336,627 shares, respectively, and contain anti-dilution protection in certain events.

            The offer and sale of the shares of the Common Stock and Warrants was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by
Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Common Stock and Warrants and the financial means to bear the risks of such an investment, and was provided access to all of the material information regarding PalWeb that such investor would have received if the offer and sale of the securities had been registered.

AGREEMENT WITH PALWEB'S CHIEF FINANCIAL OFFICER, ROBERT H. NELSON

            On January 7, 2005, PalWeb entered into an employment agreement with PalWeb's Chief Financial Officer, Robert H. Nelson, which was effective as of November 1, 2004, and has an initial term of 30 months. Pursuant to the employment agreement, Mr. Nelson is entitled to receive a base salary of $15,245 per month and an annual bonus determined by PalWeb's Board of Directors in an amount not less than $65,000 per year after PalWeb has met certain financial thresholds. Also pursuant to the employment agreement and upon Mr. Nelson relocating to Tulsa, Oklahoma, PalWeb will grant to Mr. Nelson an option to purchase up to 1,000,000 shares of PalWeb's common stock at an exercise price of $0.50 per share in accordance with the terms of PalWeb's Stock Option Plan. The option will vest with respect to 50% of the shares underlying the warrant on the date that Mr. Nelson relocates to Tulsa and with respect to another 50% on the date 30 months thereafter.

NOTICE OF DEFAULT AND ACCELERATION RECEIVED FROM GREYSTONE PLASTICS

            On December 23, 2004, GSM received a notice of default from Greystone Plastics relating to the Secured Note, which provides that, if any principal due under the Secured Note is not paid within ten days of when the same becomes due, the holder may, without notice, declare all of the unpaid balance of that certain Senior Secured Promissory Note dated September 3, 2003, issued by GSM to Greystone Plastics in the principal amount of $5,000,000 (the "Secured Note") to be immediately due. In the notice, GSM was informed by Greystone Plastics that GSM was in default since it had failed to make timely payments under the Secured Note and, unless GSM paid all amounts owed by it under the Secured Note and that certain Wraparound Promissory Note dated September 3, 2003, issued by GSM to Bill Hamilton in the principal amount of $799,454.06 (the "Wraparound Note") on or before January 8, 2005, Greystone Plastics would exercise its rights under the security agreement between GSM and Greystone Plastics relating to the Secured

Note. The total amount of principal and interest owed by GSM under the Secured Note and the Wraparound Note is approximately $4,576,000 as of November 30, 2004. Although GSM believes that it has a defense to its failure to make timely payments under the Secured Note, on January 3, 2005, GSM and Greystone Plastics entered into a letter agreement pursuant to which GSM agreed to pay all amounts owed by it under the Secured Note and Wraparound Note on or before March 8, 2005.

AGREEMENT BETWEEN SUBSIDIARY OF PALWEB AND GREYSTONE PLASTICS, INC.

            On January 3, 2005, one of PalWeb's wholly owned subsidiaries, GSM, entered into a letter agreement with Greystone Plastics, pursuant to which GSM agreed to pay, on or before March 8, 2005, all amounts owed by it under and pursuant to the Secured Note and the Wraparound Note. As stated above, the total amount of principal and interest owed by GSM under the Secured Note and the Wraparound Note is approximately $4,576,000 as of November 30, 2004.

ITEM 6.  EXHIBITS

     10.1 Employment Agreement dated as of August 1, 2004, by and between PalWeb and Agreement with Marshall S. Cogan (submitted herewith).

     10.2 Employment Agreement dated as of November 1, 2004, by and between PalWeb and Agreement with Robert H. Nelson (submitted herewith).

     10.3 Form of Securities Purchase Agreement entered into between PalWeb and certain accredited investors in connection with November 2004 private placement (submitted herewith).

     10.4 Letter Agreement dated January 3, 2005, by and between Greystone Manufacturing, L.L.C., and Greystone Plastics, Inc. (submitted herewith).

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

                                                PALWEB CORPORATION
                                         --------------------------------
                                                   (Registrant)

Date: January 19, 2005                   /s/ Robert H. Nelson
                                         --------------------------------
                                         Chief Financial Officer