Form 10QSB
period 2005-02-28
GREYSTONE LOGISTICS, INC.
filed 2005-04-20
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                      Commission file number 000-26331
                                             ---------

                            GREYSTONE LOGISTICS, INC.
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

                               PALWEB CORPORATION
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 8, 2005 - 22,888,344

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 28, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

            Condensed Consolidated Balance Sheets as of February 28,
            2005 and May 31, 2004                                             1

            Condensed Consolidated Statement of Operations For the
            Nine Month Periods Ended February 28, 2005 and 2004               2

            Condensed Consolidated Statement of Operations For the
            Three Month Periods Ended February 28, 2005 and 2004              3

            Condensed Consolidated Statements of Cash Flows For the
            Nine Month Periods Ended February 28, 2005 and 2004               4

            Notes to Financial Statements                                     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            6

ITEM 3.  CONTROLS AND PROCEDURES                                             12


PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         13

ITEM 5.  OTHER INFORMATION                                                   13

ITEM 6.  EXHIBITS                                                            14

SIGNATURES                                                                   16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            GREYSTONE LOGISTICS, INC.
                      Condensed Consolidated Balance Sheets



                                                                 FEBRUARY 28,      MAY 31,
                                                                     2005            2004
                                                                 ------------    ------------
                                              ASSETS
                                              ------
CURRENT ASSETS:
       Cash                                                      $    128,618    $    274,085
       Accounts receivable                                          1,309,855         951,596
       Inventory                                                      916,160         521,376
                                                                 ------------    ------------
            TOTAL CURRENT ASSETS                                    2,354,633       1,747,057

PROPERTY, PLANT AND EQUIPMENT, at cost                              8,248,699       7,330,179
       Less: Accumulated depreciation                              (1,064,815)       (741,151)
                                                                 ------------    ------------
            TOTAL PROPERTY, PLANT AND EQUIPMENT                     7,183,884       6,589,028

OTHER ASSETS:
       Goodwill                                                     6,164,435       6,164,435
       Receivable from related parties                                678,626              --
       Other                                                          532,258         490,441
                                                                 ------------    ------------
            TOTAL OTHER ASSETS                                      7,375,319       6,654,876
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 16,913,836    $ 14,990,961
                                                                 ============    ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
       Current portion of long-term debt                         $  4,912,285       1,503,612
       Notes payable to bank                                        1,395,459         899,980
       Notes payable to related parties                               757,372       1,452,687
       Accounts payable and accrued liabilities                     2,249,919       1,578,917
       Preferred dividends payable                                     68,596          60,582
                                                                 ------------    ------------
            TOTAL CURRENT LIABIITIES                                9,383,631       5,495,778

LONG-TERM DEBT, net of current portion                              3,076,656       6,390,499

STOCKHOLDERS' EQUITY:
       Preferred stock, $0.0001 par value, 20,750,000 shares
          authorized, 50,000 shares of Series 2003 outstanding              5               5
       Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 22,888,344 and 12,790,451 outstanding,
          respectively                                                  2,289           1,279
       Additional paid-in capital                                  51,798,749      48,265,496
       Deficit                                                    (47,347,494)    (45,162,096)
                                                                 ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                              4,453,549       3,104,684
                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,913,836    $ 14,990,961
                                                                 ============    ============


                    The accompany notes are an integral part of this consolidated financial statement.

                            GREYSTONE LOGISTICS, INC.
                 Condensed Consolidated Statements of Operations




                                                                      NINE MONTHS ENDED
                                                                       FEBRUARY 28/29,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
Sales                                                            $  6,588,376    $  4,681,654

COST OF SALES, including depreciation of
$347,746 and $263,932                                               6,552,889       4,292,643
                                                                 ------------    ------------

GROSS PROFIT                                                           35,487         389,011

EXPENSES:
     General and administrative expenses                            1,408,220       1,067,074
                                                                 ------------    ------------

OPERATING LOSS                                                     (1,372,733)       (678,063)

OTHER INCOME (EXPENSE):
     Other income                                                      17,578         131,350
     Interest expense                                                (539,387)       (489,339)
                                                                 ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                             (521,809)       (357,989)
                                                                 ------------    ------------

NET LOSS                                                           (1,894,542)     (1,036,052)

PREFERRED DIVIDENDS                                                   290,856         566,241
                                                                 ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                                  $ (2,185,398)   $ (1,602,293)
                                                                 ============    ============

NET LOSS PER COMMON SHARE                                        $      (0.14)   $      (0.15)
                                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                15,907,000      10,432,000
                                                                 ============    ============



                    The accompany notes are an integral part of this consolidated financial statement.

                            GREYSTONE LOGISTICS, INC.
                 Condensed Consolidated Statements of Operations




                                                                      THREE MONTHS ENDED
                                                                        FEBRUARY 28/29,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
Sales                                                            $  2,479,559    $  2,390,720

COST OF SALES, including depreciation of
$121,453 and $116,204                                               2,328,256       2,033,953
                                                                 ------------    ------------

GROSS PROFIT                                                          151,303         356,767

EXPENSES:
     General and administrative expenses                              595,445         453,613
                                                                 ------------    ------------

OPERATING LOSS                                                       (444,142)        (96,846)

OTHER INCOME (EXPENSE):
     Other income                                                         157         112,717
     Interest expense                                                (170,895)       (154,881)
                                                                 ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                             (170,738)        (42,164)
                                                                 ------------    ------------

NET LOSS                                                             (614,880)       (139,010)

PREFERRED DIVIDENDS                                                   102,568          90,625
                                                                 ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                                  $   (717,448)   $   (229,635)
                                                                 ============    ============

NET LOSS PER COMMON SHARE                                        $      (0.03)   $      (0.02)
                                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                22,244,000      12,790,000
                                                                 ============    ============



                    The accompany notes are an integral part of this consolidated financial statement.

                            GREYSTONE LOGISTICS, INC.
                 Condensed Consolidated Statements of Cash Flows




                                                                  NINE MONTHS ENDED
                                                                    FEBRUARY 28/29,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Cash Flows from Operating Activities
            NET CASH USED IN OPERATIONS                      $ (2,249,099)   $ (1,891,136)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          (173,045)       (212,749)
     Acquisition of the assets of Greystone Plastics, Inc.             --      (3,700,676)
     Other                                                             --          (1,300)
                                                             ------------    ------------
            NET CASH USED IN INVESTING ACTIVITIES                (173,045)     (3,914,725)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                   1,670,479       1,394,078
     Payments on debt                                            (952,946)       (451,774)
     Preferred dividends                                         (290,856)             --
     Proceeds from issuande of preferred and common stock       1,850,000       5,000,000
                                                             ------------    ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES           2,276,677       5,942,304
                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH                                  (145,467)        136,443
CASH, BEGINNNING OF PERIOD                                        274,085           6,209
                                                             ------------    ------------

CASH, END OF PERIOD                                          $    128,618    $    142,652
                                                             ============    ============

NONCASH ACTIVITIES:
     Issuance of common stock for accounts payable,
       advances and debt                                     $  1,684,263    $    900,000
     Issuance of common stock in lieu of cash payment of
       preferred dividends                                             --         396,987
     Sale of equipment in exchange for debt                       259,000       7,060,698
     Debt issued in exchange for equipment                      1,025,475              --
     Debt issued in exchange for acquisition of assets of
       Greystone Plastics, Inc.                                        --       8,299,454

SUPPLEMENTAL INFORMATION:
     Interest paid                                                482,020         378,502



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2005, and the results of its operations for the nine month periods and three month periods ended February 28/29, 2005 and 2004 and its cash flows for the nine month periods ended February 28/29, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2004 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of approximately $7,029,000 at February 28, 2005, reflects the uncertain financial condition of Greystone and its inability to obtain long term financing until it is able to attain profitable operations.

            2. The results of operations for the nine month periods and three month periods ended February 28/29, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

            3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the nine month periods ended February 28, 2005 and February 29, 2004, the weighted average common shares outstanding are 15,907,000 and 10,432,000. For the three month periods ended February 28, 2005 and February 29, 2004, the weighted average common shares outstanding are 22,244,000 and 12,790,000. Convertible preferred stock and warrants are not considered as their effect is antidilutive.

            4. On January 3, 2005, Greystone Manufacturing, LLC ("GSM"), entered into a letter agreement with Greystone Plastics, Inc. ("Greystone Plastics"), pursuant to which GSM agreed to pay, on or before March 8, 2005, all amounts owed by it under and pursuant to that certain Senior Secured Promissory Note dated September 3, 2003, issued by GSM to Greystone Plastics in the principal amount of $5,000,000 (the "Secured Note") and that certain Wraparound Promissory Note dated September 3, 2003, issued by GSM to Bill Hamilton in the principal amount of $799,454 (the "Wraparound Note"). The total amount of principal and interest owed by GSM under the Secured Note and the Wraparound Note is approximately $4,648,000 as of February 28, 2005.

            5. Effective October 31, 2004, NYOK, a general partnership owned by Marshall Cogan, Non-Executive Chairman, and Warren Kruger, President and CEO, purchased certain grinding equipment from Greystone Manufacturing, LLC, at its net book value of $259,000 which approximates market in exchange for the cancellation of a like amount of indebtedness of Greystone to Bill Hamilton, Vice President of Greystone. NYOK used the equipment as a trade-in to acquire another grinder with greater capacity which it then leased to Greystone Manufacturing, LLC, at the rate of $0.06 per processed pound of plastic material.

            6. As of February 28, 2005, Greystone sold 10,097,893 shares of common stock plus warrants to purchase an additional 1,359,096 shares of common stock (533,476 shares at $0.6625 per share; 444,564 at $0.795 per share; and 381,056 at $0.927 per share) for a total of $3,534,263. The sale included 5,285,712 shares of common stock for cash of $1,850,000, 2,642,857 shares of common stock in exchange for advances of $925,000, 67,883 shares in exchange for cancellation of accounts payable of $23,759, 1,473,347 shares of common stock to Warren Kruger, CEO, in exchange for cancellation of debt and accrued interest of $515,671, and 628,094 shares of common stock to Robert Rosene, a director of Greystone, in exchange for cancellation of debt and accrued interest of $219,833.

            7. Effective March 4, 2005, Greystone entered into a loan agreement with The F&M Bank and Trust Company for a $5,500,000 loan secured by a majority of the equipment of GSM. The loan is a three year loan at the prime rate of interest plus 2 percentage points, due March 15, 2008, and is guaranteed by Messrs. Marshall Cogan, Robert Nelson, Robert Rosene and Warren Kruger, all officers and/or directors of Greystone. The loan proceeds were used in part to meet the note maturity requirements discussed above in Note 4.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


GENERAL TO ALL PERIODS

            Effective as of March 18, 2005, the registrant caused its name to be changed from PalWeb Corporation to Greystone Logistics, Inc., in connection with the merger of a wholly-owned subsidiary of the registrant with and into itself.

            The consolidated statements include Greystone Logistics, Inc., or Greystone, and its wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP.

            Greystone has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

            References to fiscal year 2005 refer to the nine and three month periods ended February 28, 2005. References to fiscal year 2004 refer to the nine and three month periods ended February 29, 2004.

SALES

            Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. GSM was formed as a subsidiary of Greystone for the purpose of acquiring substantially all the assets and operations of Greystone Plastics, Inc., or Greystone Plastics, effective as of September 8, 2003. GSM manufactures pallets for the beverage industry, operates at full capacity and sells its product to one customer. Greystone distributes its pallets through the combination of a network of independent contractor distributors and sales by Greystone's officers and employees.

            Greystone also markets its own design of injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. In March, 2005, Greystone received its first royalty in the amount of $100,000 from the sale of a PIPER 600 by Force Pro.


PERSONNEL

            Greystone has approximately 62 full-time employees as of February 28, 2005 compared to 58 full-time employees as of February 29, 2004.

TAXES

            For all years presented, Greystone's effective tax rate is 0%. Greystone has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to Greystone's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.


NINE MONTH PERIOD ENDED FEBRUARY 28, 2005, COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2004

            Sales for fiscal year 2005 are $6,588,376 compared to $4,681,654 in fiscal year 2004. The increase of $1,906,722 is primarily attributable to the acquisition of the assets of Greystone Plastics effective as of September 8, 2003. Greystone currently utilizes a total of six production lines to produce its plastic pallets, of which one of two production lines is being partially utilized by PPP and four are fully utilized by GSM (of which the fourth began production in November 2004). An additional production line is expected to commence operation in July 2005, which will be utilized by GSM and which Greystone expects will operate at approximately full capacity.

            Cost of sales in fiscal year 2005 was $6,552,889, or 99% of sales, compared to $4,292,643, or 92% of sales, in fiscal year 2004. Increased material cost is the primary cause of the increase in cost of sales. Greystone has revised its pricing structure to compensate for the higher cost of materials.

            General and administrative expenses increased $341,146 from $1,067,074 in fiscal year 2004 to $1,408,220 in fiscal year 2005. The increase is primarily attributable to an increase in payroll costs. During the first quarter of fiscal year 2004, Greystone's administrative payroll costs were abnormally low, approximately $62,000. The acquisition of the assets of Greystone Plastics, Inc., effective September 8, 2003, had a major effect on Greystone's need for additional time from Greystone's President and Chief Executive Officer and additional management personnel. As such, Greystone began paying a salary to Warren Kruger, Greystone's President and Chief Executive Officer, effective August 23, 2003, and added Marshall Cogan as Non-Executive Chairman of the Board of Directors effective July 19, 2004, and Robert Nelson as Chief Financial Officer effective October 1, 2004.

            Interest expense increased $50,048 from $489,339 in fiscal year 2004 to $539,387 in fiscal year 2005.

            The net loss increased $858,490 from $(1,036,052) in fiscal year 2004 to $(1,894,542) in fiscal year 2005 for the reasons discussed above.

            Preferred dividends decreased $275,385 from $566,241 in fiscal year 2004 to $290,856 in fiscal year 2005. This is primarily attributable to a decrease in dividends payable by Greystone related to the conversion of all $7,500,000 of Greystone's Series 2001 Preferred Stock, which paid dividends at the rate of 12% per annum, into common stock effective September 8, 2003, offset by interest payable on $5,000,000 of Greystone's Series 2003 Preferred Stock, which was issued as of September 8, 2003 and has a dividend rate equal to the prime rate of interest plus 3.25%.

            After deducting preferred dividends, the net loss available to common shareholders is $(2,185,398), or $(0.14) per share, in fiscal year 2005 compared to $(1,602,293), or $(0.15)
 per share, in fiscal year 2004 for an increase of $583,105.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2005, COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 29, 2004

            Sales for fiscal year 2005 are $2,479,559 compared to $2,390,720 in fiscal year 2004, for a increase of $88,839. The increase is primarily attributable to the addition of the fourth GSM production line during the quarter.

            Cost of sales in fiscal year 2005 are $2,328,256, or 94% of sales, compared to $2,033,953 or 85% of sales, in fiscal year 2004. Increased material costs are the primary cause of the increase in cost of sales. Greystone has revised its pricing structure to compensate for the higher cost of materials.

            General and administrative expenses increased $141,832 from $453,613 in fiscal year 2004 to $595,445 in fiscal year 2005. The increase is due to additional payroll as discussed in the above section, "Nine Month Period Ended February 28, 2005, Compared to Nine Month Period Ended February 29, 2004" plus costs associated with management's effort to raise capital funding.

            Interest expense increased $16,014 from $154,881 in fiscal year 2004 to $170,895 in fiscal year 2005.

            The net loss increased $475,870 from $(139,010) in fiscal year 2004 to $(614,880) in fiscal year 2005 for the reasons discussed above.

            Preferred dividends increased $11,943 from $90,625 in fiscal year 2004 to $102,568 in fiscal year 2005. The dividend rate on the Series 2003 preferred stock is the prime rate of interest plus 3.25%. The increase in the prime rate of interest is the basis for the increase.

            After deducting preferred dividends, the net loss available to common shareholders is $(717,448), or $(0.03) per share, in fiscal year 2005 compared to $(229,635), or $(0.02)
 per share, in fiscal year 2004 for an increase of $487,813.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

            Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of February 28, 2005, revenues from sales remain insufficient to meet current liabilities.

            A summary of cash flows for the nine months ended February 28, 2005 is as follows:

                 Cash used in operating activities             $(2,249,099)

                 Cash used in investing activities                (173,045)

                 Cash provided by financing activities           2,276,677

            The cash provided by financing activities included proceeds from the sale of 5,285,712 shares of common stock in the amount of $1,850,000. In addition to the cash provided by financing activities, Greystone issued 4,812,181 shares of common stock for a total value of $1,684,263 in exchange for the cancellation of a like amount of accounts payable, advances payable and notes payable.

            The contractual obligations of Greystone are as follows:

                                               LESS THAN                                   OVER
                                   TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS      5 YEARS
                                   -----         ------      ---------     ---------      -------
            Long-term debt     $ 7,988,941    $4,912,285    $1,415,582    $  383,336    $1,277,738
            Operating leases     5,614,500       814,500     1,728,000     1,152,000     1,920,000
                               -----------    ----------    ----------    ----------    ----------
            Total              $13,603,441    $5,726,785    $3,143,582    $1,535,336    $3,197,738
                               ===========    ==========    ==========    ==========    ==========

            Greystone anticipates that the cash necessary for funding its operating activities will continue to decline based on projected increases in sales activity for the remainder of fiscal year 2005. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2005, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

            Greystone has accumulated a working capital deficit of approximately $7,029,000 at February 28, 2005, which includes approximately $7,065,000 of notes payable and current portion of long-term debt and $2,318,000 in accounts payable and accrued liabilities. As discussed below under the heading "Acceleration of Long Term Debt," the notes payable include approximately $4,501,000 of principal on two notes due March 8, 2005. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing.

            Greystone has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that Greystone has received through February 28, 2005, has been provided by loans from entities controlled by Mr. Paul Kruger, a significant shareholder, entities affiliated with Warren Kruger, President and Chief Executive Officer of Greystone, through the offering of preferred stock to essentially the same persons and advances from individual investors principally through contacts of Warren Kruger. Greystone has traditionally been reliant on funds provided by Warren Kruger and its board of directors through loans or the purchase of equity securities. There is no assurance that Warren Kruger will continue to provide loans or loan guarantees or purchase of equity securities of Greystone in the future.

ACCELERATION OF LONG TERM DEBT

            As previously reported under in Part II, Item 5 of Greystone's Quarterly Report on Form 10-QSB for the period ended November 30, 2004, on December 23, 2004, GSM received a notice of default from Greystone Plastics relating to a note issued by GSM. In the notice, GSM was informed by Greystone Plastics that, among other things, unless GSM paid all amounts owed by GSM under two notes issued by it, Greystone Plastics would exercise its rights under the security agreement between GSM and Greystone Plastics relating to one of the notes. In accordance with an agreement between GSM and Greystone Plastics, effective March 8, 2005, GSM paid Greystone Plastics $4,648,413 to retire the two notes. The payment was made from the proceeds of a loan made to Greystone by The F&M Bank and Trust Company as described below under the heading "Loan Agreement" below.

SALE OF GREYSTONE COMMON STOCK

            As of February 28, 2005, Greystone sold 10,097,893 shares of common stock plus warrants to purchase an additional 1,359,096 shares of common stock (533,476 shares at $0.6625 per share; 444,564 at $0795 per share; and 381,056 at
$0.927 per share) for a total of $3,534,263. The sale included 5,285,712 shares of common stock for cash of $1,850,000, 2,642,857 shares of common stock in exchange for the cancellation of advances to Greystone of $925,000, 67,883 shares in exchange for the cancellation of Greystone's accounts payable of $23,759, 1,473,347 shares of common stock to Warren Kruger, CEO, in exchange for the cancellation of debt and accrued interest of $515,671 owed to Mr. Kruger by Greystone, and 628,094 shares of common stock to Robert Rosene, a director of Greystone, in exchange for the cancellation of debt and accrued interest of $219,833 owed to Mr. Rosene by Greystone.

LOAN AGREEMENT

            On March 4, 2005, Greystone and GSM entered into a loan agreement with The F&M Bank & Trust Company, which, among other things, set forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004, or the revolving loan, and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005, or the term loan.

            Amounts borrowed under the revolving loan are represented by a promissory note, which bears interest at the prime rate plus 1%. As of March 9, 2005, GSM had borrowed approximately $1,395,000 under the revolving note and such funds have generally been used for working capital purposes. Amounts borrowed under the term loan are represented by a promissory note, which bears interest at the prime rate plus 2%. Substantially all of the proceeds from the term loan have been used to refinance certain short-term debt of GSM, including the repayment of the notes described under "Acceleration of Long Term Debt" above.

            GSM's obligations under the loan agreement are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement and second mortgage. Also, pursuant to the terms of a guaranty agreement, Greystone has absolutely and unconditionally guaranteed GSM's performance and payment under the notes. In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of the Company (Messrs. Cogan, Kruger, Rosene and Nelson) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M. For more information regarding the loan agreement, revolving note, term note, security agreement, second mortgage, guaranty agreement, limited guaranty agreement and the pledge agreement, see Greystone's Current Report on Form 8-K, which was filed with the SEC on March 10, 2005.

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS

            This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in the Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2004, which was filed on August 30, 2004. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

ITEM 3.  CONTROLS AND PROCEDURES

            As of the end of the period covered by this Current Report on Form 10-QSB, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Executive Officer and Chief Financial Officer believed that the disclosure controls and procedures as of the end of the period covered by this Current Report on Form 10-QSB were ineffective. Greystone has recently failed to timely file several Current Reports on Form 8-K and, as such, in the opinion of Greystone's Chief Executive Officer and Chief Financial Officer, there are material weaknesses in Greystone's disclosure controls and procedures.

            In an effort to address the material weaknesses in Greystone's disclosure controls and procedures, Greystone has taken the following actions:

               o caused its outside legal counsel provide Greystone's officers and directors with a summary of the new Form 8-K requirements and other reporting requirements and responsibilities applicable to public companies;

               o designated Greystone's Chief Financial Officer as the representative of Greystone responsible for coordinating with Greystone's outside legal counsel in connection with determining if any developments relating to Greystone require a filing with the SEC; and

               o implemented new accounting software and hired additional accounting and operational employees in an effort to relieve some of the current burdens of Greystone's Chief Financial Officer, which will allow him to focus more time Greystone's design and operation of its disclosure controls and procedures.

During the quarter ended February 28, 2005, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            For information relating to sales of unregistered securities during the period covered by Quarterly Report on Form 10-QSB, see "Sales of Unregistered Securities to Accredited Investors in January and February of 2005" under Part II, Item 5 of this Quarterly Report on Form 10-QSB.


ITEM 5.  OTHER INFORMATION


SALES OF UNREGISTERED SECURITIES TO ACCREDITED INVESTORS IN JANUARY AND FEBRUARY OF 2005

            In January and February 2005, Greystone privately placed with certain accredited investors 1,142,856 shares of its common stock, par value $0.0001 per share ("Common Stock"), and warrants to purchase an additional 153,821 shares of Common Stock (the "Warrants"). The aggregate sales price was $400,000, all of which was paid in cash. Pursuant to the terms of the securities purchase agreements entered into with the accredited investors, Greystone agreed to cause a registration statement relating to the Common Stock and the common stock underlying the Warrants to be filed with the SEC. The Warrants are immediately exercisable at exercise prices of $0.6625, $0.795 and $0.9275 per share for 60,378, 50,315 and 43,128 shares, respectively, and contain anti-dilution protection in certain events. The private placement is a continuation of the private placement described under Part II, Item 5 of Greystone's Quarterly Form 10-QSB for the period ended November 30, 2004.

            The offer and sale of the shares of the Common Stock and Warrants was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by
Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Common Stock and Warrants and the financial means to bear the risks of such an investment, and was provided access to all of the material information regarding Greystone that such investor would have received if the offer and sale of the securities had been registered.

AGREEMENTS WITH NYOK

            Effective as of October 31, 2004, NYOK Partners, a general partnership owned by Marshall Cogan, Non-Executive Chairman, and Warren Kruger, President and CEO, purchased certain grinding equipment from GSM, at its net book value of $259,000, which approximates the market value of such equipment, in exchange for the cancellation of a like amount of indebtedness of Greystone to Bill Hamilton, Vice President of Greystone. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment.

            Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM to lease a Cincinnati Milacron Plastics Injection Molding Machine for a five-year term at the rate of $21,136 per month. At the end of such five-year term, GSM has the right to purchase the machine from NYOK for $100,000. The lease is reflected on the financial statements of Greystone as a capitalized lease.

AGREEMENT WITH GREYSTONE PROPERTIES, LLC

            Effective as of July 1, 2004, Greystone Properties, LLC, a limited liability company owned by Robert B. Rosene, Jr., a director of Greystone, and Warren Kruger, President and CEO, entered into an industrial lease with GSM, pursuant to which Greystone Properties has agreed to lease a building containing 60,000 square feet of space to GSM for ten years in exchange for lease payments of $25,000 per month beginning November 30, 2004. Greystone paid to Greystone Properties, LLC, rent of $20,000 per month for the period from August 1, 2004 to October 31, 2004. The industrial building is located adjacent to Greystone's plant in Bettendorf, Iowa.

ITEM 6.  EXHIBITS

   10.1 Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (submitted herewith).

   10.2 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (submitted herewith).

   10.3 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (submitted herewith).

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


                                                 GREYSTONE LOGISTICS, INC.
                                                               (Registrant)

Date: April 20, 2005                             /s/ Robert H. Nelson
                                                 ----------------------------
                                                 Chief Financial Officer