Form 10QSB/A
period 2004-11-30
GREYSTONE LOGISTICS, INC.
filed 2005-05-04
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                        (AMENDMENT NO. 1 TO FORM 10-QSB)


                                   (Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
                                                               -----------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______ TO ________

                      Commission file number 000-26331
                                             ---------

                            GREYSTONE LOGISTICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             OKLAHOMA                                           75-2954680
--------------------------------------------------------------------------------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 8, 2005 - 22,888,344
                                           --------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  [_]    No  [X]

================================================================================

                                EXPLANATORY NOTE


            This Amendment No. 1 to Form 10-QSB is being filed by the Registrant to correct certain disclosures included under Part I, Item 3, Controls and Procedures, of the Registrant's Quarterly Report on Form 10-QSB for the period ended November 30, 2004, which was filed by the Registrant on January 19, 2005 (the "Form 10-QSB"). Since the date the Form 10-QSB was filed, the Registrant's name was changed from PalWeb Corporation to Greystone Logistics, Inc., in connection with the merger of a wholly owned subsidiary of the Registrant, Greystone Logistics, Inc., with and into the Registrant. Any references to Greystone in this Amendment No. 1 to Form 10-QSB shall mean Greystone Logistics, Inc., which was formally known as PalWeb Corporation. This Amendment No. 1 to Form 10-QSB amends and restates Part I, Item 3 of the Form 10-QSB in its entirety. There are no other changes to the Form 10-QSB.


PART I

ITEM 3.  CONTROLS AND PROCEDURES


            As of the end of the period covered by the Form 10-QSB, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Executive Officer and Chief Financial Officer believed that the disclosure controls and procedures as of the end of the period covered by the Form 10-QSB were ineffective. Greystone has recently failed to timely file certain Current Reports on Form 8-K as further described below and, as such, in the opinion of Greystone's Chief Executive Officer and Chief Financial Officer, there are material weaknesses in Greystone's disclosure controls and procedures.

            During the period of time covered by the Form 10-QSB, Greystone failed to timely file a Current Report on Form 8-K on two occasions and, during the period of time subsequent to the end of the period covered by the Form 10-QSB, Greystone failed to timely file a Current Report on Form 8-K on three occasions. Such failures related to the following events, which are further described under Part II, Item 5 of the Form 10-QSB:

     o an agreement entered into between Greystone and its Non-Executive Chairman, Marshall S. Cogan, which was executed in October, 2004, and has an effective date of August 1, 2004;


     o the sale of unregistered securities to certain accredited investors in November of 2004;

     o an agreement entered into between Greystone and its Chief Financial Officer, Robert H. Nelson, which was executed January 7, 2005, and has an effective date of November 1, 2004;

     o a notice of default and acceleration received from Greystone Plastics, Inc. on December 23, 2004, relating to certain notes issued by a wholly owned subsidiary of Greystone, Greystone Manufacturing, LLC, or GSM; and


     o an agreement dated January 3, 2005, entered into between GSM and Greystone Plastics, Inc. relating to the payment of amounts owed under certain notes issued by GSM.


            In an effort to address the deficiencies in Greystone's disclosure controls and procedures, Greystone's Chief Executive Officer has asked that its outside legal counsel provide Greystone's officers and directors with a summary of the new Form 8-K requirements and other reporting requirements and responsibilities applicable to public companies. In addition, Greystone's management is currently evaluating taking certain actions with respect to its disclosure controls and procedures, including designating one employee who will be responsible for coordinating with Greystone's outside legal counsel in connection with determining if any developments relating to Greystone require a filing on Form 8-K and implementing a policy related to corporate disclosure control.

            During the quarter ended November 30, 2004, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.


PART II

ITEM 6.  EXHIBITS

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


                                       GREYSTONE LOGISTICS, INC.
                                       -----------------------------------------
                                       (Registrant)

Date: May 3, 2005                      /s/ Robert H. Nelson
                                       -----------------------------------------
                                       Chief Financial Officer