Form 10KSB/A
period 2004-05-31
GREYSTONE LOGISTICS, INC.
filed 2005-09-13
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the Fiscal Year Ended             MAY 31, 2004
                                   ---------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________


         Commission file number                 000-26331
                                ------------------------------------------------





                            GREYSTONE LOGISTICS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            OKLAHOMA                                      75-2954680
----------------------------------------     -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1613 EAST 15TH STREET, TULSA, OKLAHOMA                      74120
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (918) 583-7441
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
      Title of each class                             on which registered
----------------------------------------     -----------------------------------
            NONE                                              NONE


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

================================================================================

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




                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

                               PALWEB CORPORATION
                                  FORM 10-KSB/A
                                TABLE OF CONTENTS




PART II

Item 6.      Management's Discussion and Analysis or Plan of Operation ...    4

Item 7.      Financial Statements ........................................   14

Item 8A.     Controls and Procedures .....................................   14





PART III

Item 13.     Exhibits and Reports on Form 8-K ............................   15

             Signatures ..................................................   22

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed by Greystone Logistics, Inc. (the "Company"), as Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, to revise Part II, Items 6, 7 and 8A and Part III, Item 13 in the original Form 10-KSB. In general, the amendment:

         o revises the Company's financial statements and management's discussion and analysis to assign a value to a purchase order acquired in connection with the Company's acquisition of the assets of Greystone Plastics, Inc. as an intangible asset apart from goodwill; and

         o modifies the Company's disclosure regarding its controls and procedures.

This Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A amends and restates Part II, Items 6, 7 and 8A and Part III, Item 13 of its original Annual Report on Form 10-KSB. The information included in Items 6 and 7 of Part I has not been updated to reflect events or developments that may have occurred subsequent to May 31, 2004. At the time the Company filed its original Annual Report on Form 10-KSB, the Company's name was PalWeb Corporation and any references below to "PalWeb" shall mean the Company.


PART II

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

         This annual report on Form 10-KSB/A contains "forward-looking" statements regarding potential future events and developments affecting the business of PalWeb. Such statements relate to, among other things: future operations of PalWeb, the development of distribution channels, product sales and potential future financings. Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes," or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB/A and may address the intent, belief or current expectations of PalWeb and its Board of Directors and management with respect to PalWeb and its business. The forward-looking statements are subject to various risks and uncertainties described in this Form 10-KSB/A. For these reasons, PalWeb's actual results may vary materially from the forward-looking statements.

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

YEAR ENDED MAY 31, 2004 COMPARED TO YEAR ENDED MAY 31, 2003

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

         General and administrative expense was $2,041,970 in fiscal year 2004 compared to $1,312,824 for fiscal year 2003 for an increase of $729,146. This increase is primarily due to the acquisition of GSM as discussed above, including amortization expense of intangible costs for customer contract in the amount of $514,002.

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

         The consolidated net loss, before the deduction for preferred dividends, in fiscal year 2004 was $(2,974,929) compared to $(3,214,852) in fiscal year 2003 for a decrease of $239,923. This decrease results from the reasons discussed above.

         After deducting dividends to preferred stockholders of $660,171 and $900,166 in fiscal years 2004 and 2003, respectively, the consolidated net loss available to common stockholders was $(3,635,100) ($(0.33) per share of common stock) compared to $(4,115,018) ($(0.79) per share of common stock) in fiscal year 2003. The disproportionate decline in the per share amounts from 2003 to 2004 is primarily due to the conversion of the Series 2001 preferred stock into 5,250,000 shares of common stock effective September 8, 2003.

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

         A summary of cash flows for the year ended May 31, 2004 is as follows:

         Cash used in operating activities                    $ (1,964,405)

         Cash used in investing activities                      (4,450,436)

         Cash provided by financing activities                   6,682,717

         Contractual obligations of PalWeb are as follows:

                                            LESS THAN                                          OVER
                               TOTAL          1 YEAR        1-3 YEARS        4-5 YEARS       5 YEARS
                           -----------     -----------     -----------     -----------     -----------
         Long-term debt    $ 7,894,111     $ 1,503,612     $ 2,817,517     $ 2,003,575     $ 1,569,407
         Operating leases    6,121,800         788,640       1,205,160       1,152,000       2,976,000
                           -----------     -----------     -----------     -----------     -----------
         Total             $14,015,911     $ 2,292,252     $ 4,022,677     $ 3,155,575     $ 4,545,407
                           ===========     ===========     ===========     ===========     ===========

         Cash used in investing activities during fiscal 2004 principally consisted of the cash portion of the purchase price of the assets of Greystone Plastics, Inc., which was raised from the sale of the Series 2003 Preferred Stock as described under "Sales of Unregistered Securities" under Item 5 of PalWeb's original Annual Report on Form 10-KSB for the period ended May 31, 2004, which was filed with the SEC on August 30, 2004. PalWeb anticipates equipment additions of approximately $1,500,000 in fiscal 2005 in connection with the purchase of a new injection molding machine and new molds. PalWeb plans to finance these acquisitions of production equipment either through long-term installment notes or operating leases.

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

         Effective September 8, 2003, PalWeb sold 50,000 shares of 2003 Preferred Stock for a total of $5,000,000 to Paul Kruger as further described under "Sales of Unregistered Securities" under Item 5 of PalWeb's original Annual Report on Form 10-KSB for the period ended May 31, 2004, which was filed with the SEC on August 30, 2004. The proceeds of the offering were primarily used for the acquisition of the assets of Greystone Plastics, Inc.

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

         OTHER

         Effective September 8, 2003, PalWeb acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The proceeds from the issuance of the Series 2003 Preferred Stock, described above, were utilized to make the cash payment. As stated above, the terms of the 2003 Preferred Stock and further details relating to the acquisition of the assets of Greystone Plastics, Inc., have been further described in a Form 8-K filed on September 23, 2003 and a related Form 8-K/A filed on February 18, 2004. For more information regarding this transaction, see "Sale and Leaseback of Dallas Plant and Certain Production Equipment" under Item 1 of PalWeb's original Annual Report on Form 10-KSB for the period ended May 31, 2004, which was filed with the SEC on August 30, 2004.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of PalWeb are set forth on pages F-1 through F-20 inclusive, found at the end of this report.


ITEM 8A. CONTROLS AND PROCEDURES.

         As of May 31, 2004, PalWeb carried out an evaluation under the supervision of PalWeb's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of PalWeb's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation and at such time, PalWeb's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of May 31, 2004 were effective. However, as previously reported in the Company's amended Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005, the Company recently failed to timely file certain Current Reports on Form 8-K. In addition, the Company has filed a Notification of Late Filing on Form 12b-25 in connection with its Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005, and its Annual Report on Form 10-KSB for the year ended May 31, 2005. As a result of the foregoing, as of the date of this filing, in the opinion of the Company's Chief Executive Officer and Chief Financial Officer, there are material weaknesses in the Company's disclosure controls and procedures and such disclosure controls and procedures were ineffective.

         Also as previously reported in its amended Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005, in an effort to address the deficiencies in the Company's disclosure controls and procedures, the Company has:

         o caused its outside legal counsel provide the Company's officers and directors with a summary of the new Form 8-K requirements and other reporting requirements and responsibilities applicable to public companies;

         o designated the Company's Chief Financial Officer as the representative of the Company responsible for coordinating with the Company's outside legal counsel in connection with determining if any developments relating to the Company require a filing with the SEC; and

         o implemented new accounting software and hired additional accounting and operational employees in an effort to relieve some of the current burdens of the Company's Chief Financial Officer, which will allow him to focus more time the Company's design and operation of its disclosure controls and procedures.

During the quarter ended May 31, 2004, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:


      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      10.18** Letter Agreement between PalWeb Corporation and Lyle W. Miller dated January 10, 2003 (amending terms of outstanding stock options) (incorporated herein by reference to Exhibit
                    10.8 of PalWeb Corporation's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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

      10.34 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of PalWeb Corporation's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003). Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003.

      10.35** (incorporated herein by reference to Exhibit 10.35 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

      11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

      21.1 Subsidiaries of PalWeb Corporation (incorporated herein by reference to Exhibit 21.1 of PalWeb Corporation's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

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

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

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


                           PALWEB CORPORATION
                           ------------------
                           (Registrant)


Date:    09/13/05          /s/ Bobby L. Moore
                           -----------------------------------------------------
                           Bobby L. Moore, President and Chief Executive Officer
                           (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    09/13/05          /s/ Bobby L. Moore
                           -----------------------------------------------------
                           Bobby L. Moore, President, Chief Executive Officer
                           and Director
                           (Principal Executive Officer)


Date:    09/13/05          /s/ Robert H. Nelson
                           -----------------------------------------------------
                           Robert H. Nelson, Chief Financial Officer
                           (Principal Financial and Accounting Officer)


Date:    09/13/05          /s/ Marshall S. Cogan
                           -----------------------------------------------------
                           Marshall S. Cogan, Director


Date:    09/13/05          /s/ Warren F. Kruger
                           -----------------------------------------------------
                           Warren F. Kruger, Director


Date:    09/13/05          /s/ Robert B. Rosene, Jr.
                           -----------------------------------------------------
                           Robert B. Rosene, Jr., Director

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

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements..................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders
of PalWeb Corporation

         We have audited the accompanying consolidated balance sheet (restated) of PalWeb Corporation (an Oklahoma corporation) and its subsidiaries as of May 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows (restated 2004) for each of the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

         As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.


MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
August 30, 2005

                       PALWEB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               RESTATED (NOTE 18)
                                  MAY 31, 2004



ASSETS
------

CURRENT ASSETS:
  Cash                                                             $    274,085
  Accounts receivable                                                   951,596
  Inventory (Note 3)                                                    521,376
                                                                   ------------
         TOTAL CURRENT ASSETS                                         1,747,057

PROPERTY, PLANT AND EQUIPMENT, net
 of accumulated depreciation (Note 4)                                 6,589,028

OTHER ASSETS (Note 5 and 14)                                          6,140,874
                                                                   ------------
         TOTAL ASSETS                                              $ 14,476,959
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable (Note 6)                                           $  2,352,667
  Current portion of long-term debt (Note 6)                          1,503,612
  Accounts payable and accrued expenses                               1,578,917
  Preferred dividends payable                                            60,582
                                                                   ------------
         TOTAL CURRENT LIABILITIES                                    5,495,778

LONG-TERM DEBT (Note 6)                                               6,390,499

COMMITMENTS AND CONTINGENCIES (Note 15 and 16)

STOCKHOLDERS' EQUITY (Notes 2, 9 and 10):
  Preferred stock, $0.0001 par value, 20,750,000
   shares authorized, 50,000 shares outstanding                               5
  Common stock, $0.0001 par value, 5,000,000,000
   authorized, 12,790,451 shares outstanding                              1,279
  Additional paid-in capital                                         48,265,496
  Deficit                                                           (45,676,098)
                                                                   ------------
         TOTAL STOCKHOLDERS' EQUITY                                   2,590,682
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,476,959
                                                                   ============



The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        YEAR ENDED MAY 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
                                                    Restated
                                                   (Note 18)

Sales                                             $  6,964,943     $  1,280,945

Cost of sales, including depreciation of
  $357,952 and $165,736, respectively                6,768,426        2,438,342
                                                  ------------     ------------

Gross profit (loss)                                    196,517       (1,157,397)

Expenses:
  General and administrative                         2,041,970        1,312,824
  Impairment and relocation expenses                   441,949          310,875
                                                  ------------     ------------
         Total expenses                              2,483,919        1,623,699
                                                  ------------     ------------

Operating loss                                      (2,287,402)      (2,781,096)

Other Income (Expense):
  Other Income                                          12,134               --
  Interest expense                                    (699,661)        (433,756)
                                                  ------------     ------------

Net Loss                                            (2,974,929)      (3,214,852)

Preferred Dividends                                    660,171          900,166
                                                  ------------     ------------

Net Loss Available to Common Stockholders         $ (3,635,100)    $ (4,115,018)
                                                  ============     ============

LOSS AVAILABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE (Note 1)                           $      (0.33)    $      (0.79)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,026,000        5,201,000
                                                  ============     ============



The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               RESTATED (NOTE 18)




                                    PREFERRED STOCK                COMMON STOCK                          ADDITIONAL        TOTAL
                             ---------------------------   ---------------------------      PAID-IN      ACCUMULATED      EQUITY
                                SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL        DEFICIT     (DEFICIENCY)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, May 31, 2002            750,000             75      4,691,625            469     40,732,767    (37,925,980)     2,807,331

Common stock in lieu
  2003 preferred dividends             --             --      1,058,263            106        900,060       (900,166)            --
  2002 preferred dividends             --             --        132,150             13        211,427                       211,440

Issuance of common stock               --             --         40,584              4         97,122                        97,126

Options exercised                      --             --         16,100              2         27,748             --         27,750

Net loss                               --             --             --             --             --     (3,214,852)    (3,214,852)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, May 31, 2003            750,000             75      5,938,722            594     41,969,124    (42,040,998)       (71,205)

Common stock in lieu of
  preferred dividends                  --             --        971,918             97        396,890       (396,987)            --

Preferred dividends paid
  or accrued                           --             --             --             --             --       (263,184)      (263,184)

Stock issued in exchange
  for debt                             --             --        629,811             63        899,937             --        900,000

Conversion of 2001
  preferred Stock                (750,000)           (75)     5,250,000            525           (450)            --             --

Issuance of 2003 preferred
stock                              50,000              5             --             --      4,999,995             --      5,000,000

Net loss                               --             --             --             --             --     (2,974,929)    (2,974,929)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, May 31, 2004             50,000   $          5     12,790,451   $      1,279   $ 48,265,496   $(45,676,098)  $  2,590,682
                             ============   ============   ============   ============   ============   ============   ============


The accompanying notes are an integral part of this consolidated financial statement.

                       PALWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        YEAR ENDED MAY 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
                                                    Restated
                                                   (Note 18)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $ (2,974,929)    $ (3,214,852)
 Adjustments to reconcile net loss to cash
 used by operating activities:
   Depreciation and amortization                       927,010          230,794
   Loss on sale of equipment                           121,321               --
   Expenses paid by issuance of common stock                --           57,126
   Impairment of investment                                 --          310,875
   Changes in accounts receivable                     (603,752)        (304,198)
   Changes in inventory                                389,051         (180,111)
   Changes in other assets                             (26,000)         (24,208)
   Changes in accounts payable and accrued
     expenses                                          668,482          440,265
   Change in preferred dividends payable                60,582               --
   Other                                               (26,300)              --
                                                  ------------     ------------

         Net cash used in continuing operations     (1,464,535)      (2,684,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (701,847)      (1,474,475)
 Acquisition of assets of Greystone
   Plastics, Inc.                                   (4,248,459)              --
                                                  ------------     ------------

         Net cash used in investing activities      (4,950,306)      (1,474,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes and advances payable            2,631,245        8,401,422
 Payments on notes payable                            (685,343)      (4,277,700)
 Preferred dividends paid                             (263,184)              --
 Proceeds from issuance of common/preferred
   stock                                             5,000,000           27,750
                                                  ------------     ------------

         Net cash provided by financing
         activities                                  6,682,717        4,151,472
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                        267,876           (7,312)
CASH, beginning of period                                6,209           13,521
                                                  ------------     ------------

CASH, end of period                               $    274,085     $      6,209
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

         Plant building ...................................    39 years
         Production machinery equipment ...................  5-10 years or Unit of Production
         Office equipment & furniture & fixtures ..........  3- 5 years

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

         GOODWILL
         --------
         Goodwill is reviewed annually for impairment relying on a number of factors including operating results, business plans and future cash flows. An impairment charge is recognized for any amount by which the carrying value of goodwill exceed its fair value. Discounted cash flows are used to establish fair values

         INTANGIBLES
         -----------
         Customer contract - Customer contract consists of the value assigned to the customer's purchase order from the acquisition of the assets of Greystone Plastics, Inc. (Note 14). This intangible is being amortized on the unit of production of method based on the total estimated unit sales to the customer.

         Patents - Amortization expense for the costs incurred by PalWeb to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

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

NOTE 3.  INVENTORY
         ---------

         Inventory at May 31, 2004 consists of:

         Raw materials ..........................................  $    432,662
         Finished goods .........................................        88,714
                                                                   ------------
         Total inventory ........................................  $    521,376
                                                                   ============


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         A summary of the property, plant and equipment at May 31, 2004, is as follows:

         Production machinery and equipment .....................  $  4,681,433
         Building and land ......................................     2,510,500
         Furniture and fixtures .................................       138,246
                                                                   ------------
                                                                      7,330,179
         Less: accumulated depreciation .........................      (741,151)
                                                                   ------------
                                                                   $  6,589,028
                                                                   ============


         Depreciation expense for the years ended May 31, 2004 and 2003 is $377,788 and $186,388, respectively.


NOTE 5.  OTHER ASSETS
         ------------

         At May 31, 2004, other assets consist of:

         Goodwill ...............................................  $  3,309,103
         Customer's contract, net of accumulated amortization
            of $514,002 .........................................     2,341,330
         Note receivable ........................................       314,000
         Patents, net of accumulated amortization of $10,689 ....       160,841
         Investments ............................................         5,000
         Deposits and other .....................................        10,600
                                                                   ------------
                Total Other Assets ..............................  $  6,140,874
                                                                   ============


         Amortization of intangible costs was $549,222 and $44,406 in 2004 and 2003, respectively.

NOTE 6.  LONG-TERM DEBT AND NOTES PAYABLE
         --------------------------------

         Long-term debt at May 31, 2004 consists of the following:

         Note payable to Greystone Plastics, Inc.,
            7.5% interest, due September 7, 2008,
            secured by equipment with net book
            value of $3,149,270                                    $  4,500,000

         Note payable to Greystone Plastics, Inc.,
            7% interest, due September 7, 2018, secured
            by land and building with net book value of
            $2,215,207                                                2,402,747

         Note payable to Bill Hamilton, 6% interest,
            due February, 2008                                          680,474

         Note payable to Whaco Plastics, 7.5% interest,
            due January, 2009                                           264,413

         Other notes payable                                             46,477
                                                                   ------------
         Total                                                        7,894,111

         Less: Current portion                                        1,503,612
                                                                   ------------
         Long-term debt                                            $  6,390,499
                                                                   ============

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

         See also Note 9, "Stockholders' Equity."


NOTE 8.  FEDERAL INCOME TAXES
         --------------------

         Deferred taxes as of May 31, 2004 and 2003 are as follows:

                                                      2004             2003
                                                  ------------     ------------
         Deferred Tax Assets:
            Net operating loss                    $  6,847,091     $  6,839,880
            Amortization of intangible costs            82,694               --
            Loss on impairments                      1,057,740        1,151,070
            Accrued expenses                           151,148               --
            Allowance for doubtful accounts             23,707               --
                                                  ------------     ------------
                 Total deferred tax assets           8,162,380        7,990,950

         Deferred Tax Liabilities:
            Depreciation and amortization,
              tax over financial                      (244,806)        (623,359)
                                                  ------------     ------------
                                                     7,917,574        7,367,591
         Less: Valuation allowance                  (7,917,574)      (7,367,591)
                                                  ------------     ------------
                 Total                            $         --     $         --
                                                  ============     ============


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

The net change in deferred taxes is as follows:

                                                        YEAR ENDED MAY 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
         Net operating losses                     $      7,211     $  1,541,712
         Depreciation, tax over financial              394,541         (475,306)
         Amortization of intangible costs               66,706
         Accrued expenses                              151,148               --
         Impairments                                   (93,330)              --
         Allowance for doubtful accounts                23,707               --
         Change in Valuation allowance                (549,983)      (1,066,406)
                                                  ------------     ------------
            Tax Benefit                           $         --     $         --
                                                  ============     ============


         PalWeb's effective tax rate differs from the federal statutory rate as follows:
                                                        YEAR ENDED MAY 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
         Tax benefit using statutory tax rate     $  1,013,602     $  1,093,050
         Effect of state tax rates                          --           96,446
         Effect of rate adjustment                    (272,601)              --
         Net change in valuation allowance            (549,983)      (1,066,406)
         Other                                        (191,018)        (123,090)
                                                  ------------     ------------
            Tax benefit, per financial statements $         --     $         --
                                                  ============     ============


         PalWeb has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2004 of $20,138,000 as follows:

                                      YEAR OF
            AMOUNT                  EXPIRATION
         -----------                ----------
         $ 1,290,000                   2012
           1,291,000                   2018
           5,871,000                   2019
           2,634,000                   2020
             883,000                   2021
           2,370,000                   2022
           4,167,000                   2023
           1,632,000                   2024


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

         The board of directors authorized issuance of common stock in lieu of cash to pay the dividends on the Series 2001 preferred stock. The rate of exchange is based on the market value of the stock on the date authorized. The issuances are as follows:

                               PREFERRED       COMMON STOCK       RATE PER SHARE
         DIVIDEND DATE          DIVIDEND          ISSUED             OF COMMON
         -------------         ---------       ------------       -------------

         June 30, 2002          $225,000          140,625              $1.60

         September 30, 2002     $223,934          149,289              $1.50

         December 31, 2002      $226,849          360,078              $0.63

         March 31, 2003         $224,384          407,971              $0.55

         June 30, 2003          $224,384          560,959              $0.40

         September 8, 2003      $172,603          410,959              $0.40


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

         Following is a summary of option activity for the three years ended May 31, 2004:
                                                                     WEIGHTED
                                                                     AVERAGE
                                                     SHARES          EXERCISE
                                                     (000'S)           PRICE
                                                  ------------     ------------
         Options outstanding at May 31, 2001               190     $       2.00
         Options granted                                   690             3.18
                                                  ------------     ------------

         Options outstanding at May 31, 2002               880             2.92
         Options granted                                   760             0.88
         Options exercised                                 (25)            2.00
         Options cancelled                                 (30)            2.00
                                                  ------------     ------------

         Options outstanding at May 31, 2003             1,585             1.96
         Options granted                                   350             0.54
                                                  ------------     ------------

         Options outstanding at May 31, 2004             1,935     $       1.68
                                                  ============     ============

         Exercisable as of May 31, 2002                    190     $       2.00
                                                  ============     ============

         Exercisable as of May 31, 2003                    555     $       2.70
                                                  ============     ============

         Exercisable as of May 31, 2004                  1,131     $       2.16
                                                  ============     ============


         With respect to options outstanding at May 31, 2004:

                                         WEIGHTED     WEIGHTED
                           OPTIONS        AVERAGE      AVERAGE
            RANGE        OUTSTANDING       LIFE         PRICE       EXERCISABLE
         ------------    -----------     ---------    --------      -----------
          $0.42-$0.65       860,000      7.3 years      $0.51          287,500

         $1.429-$1.60       250,000      6.5 years      $1.57          138,750

            $2.00           135,000      4.3 years      $2.00          135,000

         $3.125-$4.00       690,000      6.3 years      $3.17          570,000
                          ---------                                  ---------
            Total         1,935,000      6.6 years      $1.68        1,131,250


         PalWeb applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had PalWeb determined compensation cost at the grant date based on fair value under SFAS No. 123, PalWeb's net loss would have been increased to the pro forma amount indicated below:

                                                      2004             2003
                                                  ------------     ------------
         Net loss to common shareholders:
            As reported                           $ (3,635,100)    $ (4,115,018)

            Pro forma                             $ (3,654,691)    $ (4,230,753)

         Per share:
            As reported                           $      (0.33)    $      (0.79)

            Pro Forma                             $      (0.33)    $      (0.81)

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


NOTE 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS
         --------------------------------------

         Supplemental information of cash flows for the years ended May 31:

                                                      2004             2003
                                                  ------------     ------------
         Non-cash activities:
            Common stock issuances for:
               Retirement of debt                 $    900,000     $     97,126
               Dividends on preferred stock            396,987        1,111,606
            Debt issued in acquisition of assets
               of Greystone Plastics, Inc.           8,299,454               --
            Retirement of debt in exchange for
               property and equipment                7,060,698               --
            Note receivable received on sale of
               equipment                               314,000               --

         Interest paid                                 599,792          475,835

NOTE 13. OPERATING LEASES
         ----------------

         Rental expense on operating leases totaled $254,480 and $212,538 during 2004 and 2003. Commitments for operating leases for the five years after May 31, 2004 are $788,640, $629,160, $576,000, $576,000, and
         $576,000 and $2,976,000 thereafter.


NOTE 14. ACQUISITION
         -----------

         Effective September 8, 2003, PalWeb acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of PalWeb, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by Greystone Manufacturing, L.L.C. to Bill Hamilton, one of the owners of Greystone Plastics, Inc, at 6% interest, due February, 2008. The cash payment was financed through the issuance of Series 2003 cumulative convertible preferred stock in the amount of $5,000,000 (see Note 9, "Stockholders' Equity"). The acquisition cost of $12,500,000 plus closing costs of $47,913 consisted of inventory of $499,870, building and equipment of $5,735,695, intangibles (patent and customer contracts) of $3,003,245 and goodwill of $3,309,103.


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


NOTE 18. RESTATEMENT OF FINANCIAL STATEMENTS
         -----------------------------------

         On August 26, 2005, PalWeb's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on the customer's purchase order in effect at the time of the acquisition. Greystone has calculated this value, $2,855,332, based on the estimated present value of the future cash flows to be derived from sales to such customer. Further, the accounting treatment for the value of the customer's purchase order should provide for the amortization of such cost over the estimated life based on unit sales. The financial statements for the year ended May 31, 2004 are restated to include amortization expense in the amount of $514,002 on the value placed on the customer contract; such amortization expense in included under "General and administrative expense," in PalWeb's statement of operations. The net loss available to common stockholders as reported on PalWeb's Form 10-KSB for May 31, 2004 and Form 10-QSB for the first three quarters of fiscal year 2004 is restated to reflect the related amortization expense, as follows:

                                         AS REPORTED                        AS RESTATED
                                -----------------------------      -----------------------------
        PERIOD                     AMOUNT          PER SHARE          AMOUNT          PER SHARE
--------------------------      ------------     ------------      ------------     ------------
Year ended May 31, 2004         $ (3,121,098)    $      (0.28)     $ (3,635,100)    $      (0.33)
February 28, 2004:
   Nine months then ended       $ (1,602,293)    $      (0.15)     $ (1,931,923)    $      (0.18)
   Three months then ended          (229,635)           (0.02)         (409,279)           (0.03)
November 30, 2003:
   Six months then ended          (1,372,239)           (0.15)       (1,522,225)           (0.16)
   Three months then ended          (546,969)           (0.04)         (696,955)           (0.06)
August 31, 2003:
   Three months then ended          (825,670)           (0.13)         (825,670)           (0.13)