Form 10KSB
period 2005-05-31
GREYSTONE LOGISTICS, INC.
filed 2005-09-15
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-26331


                            GREYSTONE LOGISTICS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            OKLAHOMA                                    75-2954680
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 1613 EAST 15TH STREET, TULSA, OKLAHOMA                        74120
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                 (918) 583-7441
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
      Title of each class                              on which registered

             NONE                                              NONE
-------------------------------                   ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended May 31, 2005, was $9,305,534.

As of August 25, 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,887,851.

As of August 18, 2005, the issuer had outstanding a total of 24,061,201 shares of its $0.0001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business                                           4

Item 2.    Description of Property                                          11

Item 3.    Legal Proceedings                                                12

Item 4.    Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters         12

Item 6.    Management's Discussion and Analysis or Plan of Operation        14

Item 7.    Financial Statements                                             24

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         24

Item 8A.   Controls and Procedures                                          25

Item 8B.   Other Information                                                25

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              26

Item 10.   Executive Compensation                                           29

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                33

Item 12.    Certain Relationships and Related Transactions                  36

Item 13.    Exhibits                                                        39

Item 14.    Principal Accountant Fees and Services                          46

             Signatures                                                     47

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

ORGANIZATION
------------

            Greystone Logistics, Inc. ("Greystone" or the "Company") was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation. It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, to PalWeb Corporation in April 1999 and became Greystone Logistics, Inc. in March 2005 as further described below. In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation ("PPP"), and since that time, Greystone has primarily been engaged in the business of manufacturing and selling plastic pallets.

            On May 2, 2002, Greystone completed a redomiciliation merger having the effect of changing its state of incorporation from Delaware to Oklahoma. The redomiciliation merger did not result in any change in the number of shares owned or percentage of ownership of any shareholder of the Company, nor did it result in any change in the business, management, location of the principal executive offices, assets, liabilities or shareholders' equity of the Company. Upon completion of the merger, each outstanding share of Greystone's common stock, par value $0.10 per share, was automatically converted into one share of common stock, par value $0.0001 per share, of Greystone as an Oklahoma corporation, and each outstanding share of Greystone's Series 2001 12% Cumulative Convertible Senior Preferred Stock ("2001 Preferred Stock") was automatically converted into one share of 2001 Preferred Stock of Greystone as an Oklahoma corporation under the same terms and conditions.

            As authorized by Greystone's certificate of incorporation, Greystone's Board of Directors determined in 2002 that a reverse split of Greystone's common stock would be beneficial to the Company by enhancing the efficiency of the market for the stock. Accordingly, the Board approved a reverse split of 1 share for each 50 shares of common stock outstanding. The reverse split was effective as of June 25, 2002. At such time, appropriate adjustments were also made to the terms of the outstanding 2001 Preferred Stock, warrants and stock options of the Company to reflect the reverse stock split in accordance with the terms of such instruments. Unless otherwise noted, all references in this Form 10-KSB to the shares of the Company's common stock, including historical references to the common stock of the Company issued in connection with transactions occurring prior to the effective date of the reverse stock split, refer to the number and price of such shares as adjusted for the reverse split. Effective September 8, 2003, the holders of Greystone's 2001 Preferred Stock elected to convert all of their 2001 Preferred Stock into 5,250,000 shares of common stock.

            Also effective September 8, 2003, Greystone acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by Greystone's newly formed, wholly-owned subsidiary, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company ("GSM"). Greystone Plastics, Inc. was a manufacturer of plastic pallets used in the beverage industry. For more information regarding the acquisition, see "Acquisition of Assets of Greystone Plastics, Inc." under this Item 1.

            Effective as of March 18, 2005, the Company caused its newly formed, wholly owned subsidiary, Greystone Logistics, Inc., an Oklahoma corporation, to be merged with and into the Company. In connection with such merger and as of the effective time of the merger, the Company amended its certificate of incorporation by changing its name to Greystone Logistics, Inc., pursuant to the terms of the certificate of ownership and merger filed by the Company with the Secretary of State of Oklahoma. Also in connection with such merger, the Company amended its bylaws to change its name to Greystone Logistics, Inc.

CURRENT BUSINESS
----------------

PRODUCTS

            Greystone's primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiaries Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP. In addition, Greystone has developed a large multi-station plastic injection molding system known as the PIPER 600, which it markets pursuant to a licensing agreement with a third party. As of May 31, 2005, Greystone had an aggregate production capacity of approximately 69,000 pallets per month (25,000 pallets through PPP and 44,000 pallets through GSM). As of May 31, 2005, PPP's product line included the following 48" X 40" pallets:

     o HAWKER(TM) 4840 - A picture frame, web-top pallet that utilizes a patented inter-locking design and features CJ2(TM) fire retardant polymers that are UL 2335 certified. It has a rackable load of 2,500 lbs., dynamic load of 5,000 lbs., static load of 25,000 lbs. and weighs 53 lbs.

     o TANK(TM) PICTURE FRAME - A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using virgin materials. It has a rackable load of 3,000 lbs., dynamic load of 5,000 lbs., static load of 29,900 lbs., and weighs approximately 50 lbs.

     o GRANADA(TM) PICTURE FRAME - A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using a proprietary blend of recycled plastics. It has a rackable capacity of 2,500 lbs., a dynamic load of 5,000 lbs., static load of 25,000 lbs., and weighs 47.5 lbs.

     o GRANADA(TM) STACKABLE - A web-top pallet that is produced using a proprietary blend of recycled plastics, has a dynamic load of 5,000 lbs., static load of 7,000 lbs., and weighs 32 lbs.

     o GRANADA(TM) NESTABLE - This pallet is the same as the Granada(TM) Stackable, except that its legs nestle inside one another for convenient and more efficient storage and it weighs 30 lbs.

     o GRANADA(TM) 3-RUNNER - A web-top pallet that utilizes a patented inter-locking design on a three runner bottom and is produced using a proprietary blend of recycled plastics. It has a rackable load of 1,200 lbs., dynamic load of 5,000 lbs., static load of 12,000 lbs and weighs 41 lbs.

     o A3R FLAT DECK 3-RUNNER - This pallet is the same as the Granada(TM) 3-Runner, except it has a solid top and weighs 55 lbs.

GSM's product line includes a 40" X 32" pallet that is marketed solely to the beverage industry and a 110cm X 120cm pallet (approximately 44" X 48").

            The principal raw materials used in manufacturing Greystone's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers.

            In January 2002, Greystone submitted its Hawker(TM) 4840 pallet to Underwriters Laboratory ("UL") for UL certification with respect to fire retardancy. The Hawker(TM) 4840 pallet successfully completed the UL tests and received the UL Standard 2335 Classification Flammability certification with respect to fire retardancy for commodity storage and idle pallet storage. This UL certification has enhanced the marketability of this pallet.

            At Greystone's request, its Hawker(TM) 4840, Tank(TM) Picture Frame, Granada(TM) Picture Frame and Granada(TM) 3-Runner pallet designs were subjected to standard industry tests known as ASTM (American Society for Testing and Materials) Standard D 1185-98a (a strength test) and D 4728-91 (a vibration test), which were conducted by Container Technologies Laboratory, Inc. ("Container Technologies"), a nationally recognized independent testing facility, in Lenexa, Kansas. Container Technologies is certified as a Performance Oriented Packaging (POP) Laboratory by the U.S. Department of Transportation. Container Technologies is also an International Safe Transit Association (ISTA) Qualified Test Laboratory and a National Motor Freight Classification (NMFC) Association Certified Laboratory. Container Technologies certified Greystone's plastic pallets as having passed the above referenced tests. The testing procedures found the pallets to be stronger and more versatile than the typical hardwood pallet.

            In August 2001, Greystone subjected its Tank(TM) Picture Frame pallet (manufactured from virgin plastic) to testing by The Center for Unit Load Design of the Virginia Polytechnic Institute & State University ("Virginia Tech"). The Center for Unit Load Design is an outgrowth of Virginia Tech's William H. Sardo Jr. Pallet and Container Research Laboratory (the "Sardo Laboratory"), which is the only research facility in the United States that performs comprehensive research and development work, provides technical assistance, and offers educational programs focusing exclusively on pallets and containers, as well as the materials and fasteners with which the pallets and containers are assembled. The goal of the Sardo Laboratory is to provide leadership in conducting research, technical assistance and continuing education programs directly applicable to the pallet and container industries and their clients. The Center for Unit Load Design expands the Sardo Laboratory's research into the field of design and evaluation of all elements of materials handling systems. Greystone's Tank(TM) Picture Frame pallet successfully passed tests using The Center for Unit Load Design's FasTrack handling protocol for forklift, pallet jack, racking and stacking under a 1,500-pound load, which further demonstrates the strength and durability of this pallet.

            Effective June 23, 2003, Greystone entered into an agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600 subject to making certain minimum royalty payments. Bryan Kirchmer, a former member of Greystone's Board, is the President of ForcePro. The term of the agreement is for five years with the right to renew for three additional terms of five years each. Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. There is no assurance that ForcePro will be able to sell any of the newly-designed PIPER 600 plastic injection molding machines.

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

            Infestation is a concern in the wood pallet industry. According to Virginia Tech's Center for Unit Loan Design Center Tech Note No. 1, dated November 11, 1998, the Asian Longhorn Beetle ("ALB"), a devastating wood boring pest native to China and other Asian countries, has invaded hardwood trees in New York City and Chicago. The ALB outbreaks have been traced to solid wood packaging materials ("SWPM"), including wood pallets imported from China. As a result, the USDA Animal and Plant Health Inspection Service has proposed certain interim rules, which include upgrading treatment procedures for SWPM. These treatments are estimated to increase the cost of SWPM by at least 10%, and some treatments will double the price of SWPM.

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

            Until very recently, plastic pallets had not penetrated the market significantly, due in part to their cost. Heavy duty plastic pallets cost $46 to $100, heavy duty wood pallets typically cost approximately $26, and less sturdy wood pallets typically cost $8 to $11. As stated in an article in the July 1996 issue of Material Handling Engineering, wood pallets have an estimated useful life of 7 to 10 trips before repair or recycling is required. A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer. Heavy duty plastic pallets, as currently manufactured, have a useful life of 60 or more trips, on average. Greystone management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price.

            Greystone intends to stay on the "cutting edge" of the market by constantly conducting research on pallet design and the materials used to make the plastic pallets.

EMPLOYEES

            As of May 31, 2005, Greystone had 84 full-time employees and used a temporary personnel service to provide additional production personnel as needed. The number of temporary personnel utilized during the year ended May 31, 2005, generally ranged from 6 to 10.

MARKETING AND CUSTOMERS

            Greystone's primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base. Greystone's existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries. Greystone has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone's products. Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

            Greystone sells its pallets through a combination of a network of independent contractor distributors and its officers and employees. Currently, Greystone has two primary distributors. Greystone will continue utilizing this structure until sales volumes justify the development of an internal sales staff.

            Greystone derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. One of Greystone's customers currently accounts for approximately 75% of all orders for its pallets. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of Greystone's larger customers could have a material adverse effect on Greystone.

COMPETITION

            Greystone's primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations. Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits of its plastic pallets as compared to wood pallets. Greystone also competes with approximately three large and fifteen medium to small manufacturers of plastic pallets. Some of Greystone's competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in such areas of product development, manufacturing and marketing. However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone a competitive advantage over other plastic pallet manufacturers.

GOVERNMENT REGULATION

            The business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

PATENTS AND TRADEMARKS

            Greystone seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate. As of May 31, 2005, Greystone's subsidiary, PPP, held the following patents that are material to its business:

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

            Greystone has also filed for patent protection for its PIPER 600 Multi-Station Injection Molding Equipment. In addition, Greystone uses a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. ("WCC"), a company of which Greystone's Vice Chairman is a member, in connection with the production of Greystone's plastic pallets. Pallets produced with the CJ2(TM) fire retardant formula have met UL 2335 classification requirements with respect to fire retardancy.

ACQUISITION OF ASSETS OF GREYSTONE PLASTICS, INC.

            Effective September 8, 2003, Greystone acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The notes described in the preceding sentence are secured by all of the assets acquired by Greystone from Greystone Plastics, Inc. Simultaneously with and in order to partially finance such acquisition, Greystone sold 50,000 shares of preferred stock, Series 2003, par value $0.0001 ("2003 Preferred Stock").

            On December 23, 2004, GSM received a notice of default from Greystone Plastics, Inc. relating to the secured note issued by GSM to Greystone Plastics, Inc. in the principal amount of $5,000,000. In the notice, GSM was informed by Greystone Plastics, Inc. that unless GSM paid all amounts owed by it under such note and note issued in the principal amount of $799,454 on or before January 8, 2005, Greystone Plastics, Inc. would exercise its rights under the security agreement between GSM and Greystone Plastics relating to the secured note. Although GSM believed that it had a defense to its failure to make timely payments under the secured note, on January 3, 2005, GSM and Greystone Plastics, Inc. entered into a letter agreement pursuant to which GSM agreed to pay all amounts owed by it under these notes, which payment was made on or about March 8, 2005.

SALE AND LEASEBACK OF DALLAS PLANT AND CERTAIN PRODUCTION EQUIPMENT

            On September 8, 2003, Greystone completed a sale and leaseback transaction whereby it sold its Dallas plant for $1,350,000 and certain production equipment located in its Dallas plant, including its PIPER 600 plastic pallet injection molding machine, for $5,650,000 to 1607 Commerce

Limited Partnership, a Texas limited partnership owned by Paul Kruger (a major shareholder of Greystone) ("1607 Commerce"), in exchange for the cancellation of debt in the amount of $7,000,000 owed by Greystone to Paul Kruger. The assets were sold at the assets' approximate net book value and immediately leased back to PPP by 1607 Commerce. The lease agreement for the plant is a three year triple net lease with a monthly rental of $17,720; however, during 2004, Greystone closed its Dallas plant and moved the equipment located in such plant to its Bettendorf, Iowa plant and Greystone notified the lessor that effective March 1, 2005 the lease was considered terminated due to the breach of certain provisions in the lease agreement by the landlord. In letters dated May and September of 2005, the landlord contested Greystone's assertion that the plant lease has been terminated and demanded past due rent under the plant lease for the months of April through August of 2005. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease. Greystone has not made rental payments under the equipment lease subsequent to March of 2005. In letters dated May and September of 2005, the landlord has demanded past due rent under the equipment lease for the months of April through August of 2005. In connection with this sale and leaseback transaction, each of Greystone, PPP and GSM granted 1607 Commerce a security interest in substantially all of its assets, other than those assets acquired from Greystone Plastics, Inc. In addition, pursuant to two guaranty agreements, Greystone has agreed to guarantee PPP's obligations under the leases described in this paragraph and, pursuant to a stock pledge agreement, Greystone has pledged its ownership interests in PPP and GSM as security for the payment of its obligations under the two guaranty agreements.

ITEM 2.     DESCRIPTION OF PROPERTY

            In connection with the acquisition of the assets of Greystone Plastics, Inc., as described above, Greystone acquired approximately three acres of land in Bettendorf, Iowa and a building with 60,000 square feet of manufacturing and warehouse space. In addition, Greystone entered in a lease agreement with Greystone Properties, LLC for an adjacent building with 60,000 square feet of manufacturing and warehouse space. The lease is for a ten year period with monthly rentals of $25,000 per month plus insurance and taxes. Greystone's manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets. Greystone Properties, LLC is owned by Warren Kruger and Robert Rosene, members of the Company's Board of Directors. The notes issued in connection with the acquisition of the assets of Greystone Plastics, Inc., are secured by all of the assets acquired from Greystone Plastics, Inc., including the land and the building described in this paragraph, pursuant to, among other things, a first mortgage in the amount of $2,236,108. For more information regarding the amounts and other terms of such notes, see "Acquisition of Assets of Greystone Plastics, Inc." above under Item 1 of this Form 10-KSB. In the opinion of the management of Greystone, Greystone's plant is adequately covered by insurance.

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

Justin Baker and his wife, Bobbie Baker, have sued a number of defendants, including the Company, in connection with an alleged accident that occurred on an oil rig unit on February 1, 2002, in which Mr. Baker allegedly injured his right leg. The plaintiffs claim, among other things, that: Mr. Baker's right leg was amputated because of accident described in the preceding sentence; the oil rig unit and its component parts were designed, manufactured, assembled, promoted, advertised, sold and distributed by a certain manufacturers, including certain companies of which the Company is a successor and/or parent corporation; and such manufacturers were negligent, should be held strictly liable for plaintiffs' injuries, and breached certain implied warranties. The plaintiffs are seeking past and future compensatory and punitive damages, interest on such damages and certain costs and expenses, all of which are in unspecified amounts. The Company answered the plaintiffs' petition denying any liability and plans to vigorously defend the lawsuit. Discovery in this lawsuit is still in progress. A previous lawsuit of this type was settled several years ago for a net sum to the Company of less than $10,000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

            Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"), under the symbol "GLGI." The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:


            QUARTER ENDING                  HIGH                LOW
            --------------                  ----                ---

            Aug. 31, 2003                  $0.70              $0.30

            QUARTER ENDING                  HIGH                LOW
            --------------                  ----                ---

            Nov. 30, 2003                   0.84               0.30

            Feb. 29, 2004                   0.82               0.62

             May 31, 2004                   0.84               0.52

            Aug. 31, 2004                   0.70               0.29

            Nov. 30, 2004                   0.49               0.26

            Feb. 29, 2005                   0.47               0.32

             May 31, 2005                   0.70               0.27

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS
-------

            As of May 31, 2005, Greystone had approximately 1,362 common shareholders of record.

            As of May 31, 2005, there were approximately 2,906 beneficial owners (including those holding in street names) of Greystone's common stock.

DIVIDENDS
---------

            Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

            In March 2005, Greystone issued 1,142,857 shares of common stock to WCC, a company of which Warren Kruger is a member, in exchange for the cancellation of indebtedness of $400,000 owed by Greystone to WCC in connection with the Company's fire retardancy licensing agreement with WCC. In addition, in March 2005, Greystone issued 15,000 shares of common stock to each of Dian Griesel and John G. Nesbett, of The Investor Relation Group ("IRG"), in exchange for the cancellation of an aggregate of $15,900 of indebtedness owed by Greystone to IRG for services rendered.

            The offers and sales of the shares of Greystone's common stock in connection with the issuances described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(2) thereof. WCC and IRG are sophisticated investors with the experience and expertise to evaluate the merits and risks of an investment in Greystone stock and the financial means to bear the risks of such an investment. In addition, there was no underwriting and no commissions were paid to any party in connection the issuances described above.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            This Annual Report on Form 10-KSB includes "forward looking statements" as defined by the Securities and Exchange Commission. These statements concern Greystone's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

o           expansion and growth of Greystone's business and operations;
o           future financial performance;
o           future acquisitions and developments;
o           potential sales of products;
o           future financing activities; and
o           business strategy.

            These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone's business. However, whether actual results and developments will conform to Greystone's expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors discussed under the section of this Form 10-KSB entitled "Risk Factors" immediately below. In addition, Greystone's historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

RISK FACTORS
------------

GREYSTONE OPERATES AT A LOSS.

            The Company was incorporated on February 24, 1969. From April 1993 to December 1997, the Company was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business. In December 1997, the Company acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets. Since such time, the Company has continued to incur losses from operations. There is no assurance that Greystone will achieve profitability or obtain funds to finance continued operations.

GREYSTONE'S FINANCIAL STATEMENTS HAVE BEEN QUALIFIED ON A GOING CONCERN BASIS AND GREYSTONE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

            Greystone's financial statements have been qualified on a going concern basis principally due to lack of long term financing to achieve Greystone's goal of producing and marketing plastic pallets to compete with wood pallets. Greystone has funded its operations to date primarily through equity and debt financings. Greystone will likely need additional debt or equity capital in order to begin generating a sufficient cash flow to sustain operations for the foreseeable future. In addition, Greystone will need to raise additional funds to implement any expansion strategy. There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms. Failure to obtain such additional financing could have a material adverse effect on Greystone.

GREYSTONE HAS GRANTED SECURITY INTERESTS IN SUBSTANTIALLY ALL OF ITS ASSETS IN CONNECTION WITH CERTAIN DEBT FINANCINGS AND OTHER TRANSACTION.

            In connection with certain debt financings and other transactions, Greystone has granted security interests in substantially all of its assets to certain third parties pursuant to agreements entered into with such third parties. Upon the occurrence of an event of default under such agreements (including the defaults that 1607 Commerce claims exist as further described under "Sale and Leaseback of Dallas Plant and Certain Production Equipment" under Item 1 of this Form 10-KSB), the secured parties may enforce their rights and Greystone may lose all or a portion of its assets. In addition, Greystone may be subject to penalties at the time of any default. As a result, Greystone could be forced to materially reduce its business activities or cease operations.

GREYSTONE'S BUSINESS COULD BE AFFECTED BY CHANGES IN AVAILABILITY OF RAW MATERIALS.

            Greystone use a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available and some may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local suppliers. The availability of Greystone's raw materials could change at any time for various reasons. For example, the market demand for Greystone's raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone's raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone's competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

GREYSTONE'S BUSINESS COULD BE AFFECTED BY COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

            Greystone currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices Greystone charge for its plastic pallets and other companies that manufacture plastic pallets. It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change. Greystone could potentially face additional competition from recycling and plastics companies, many of which have substantially greater financial and other resources than Greystone and, therefore, are able to spend more than Greystone in areas such as product development, manufacturing and marketing. Competitors may develop products that render Greystone's products or proposed products uneconomical or result in products being commercialized that may be superior to Greystone's products. In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on Greystone.

GREYSTONE IS DEPENDENT ON A FEW LARGE CUSTOMERS.

            Greystone derives, and expect that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. In fact, one of Greystone's customers currently accounts for approximately 75% of its orders. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on Greystone.

GREYSTONE MAY NOT BE ABLE TO EFFECTIVELY PROTECT GREYSTONE'S PATENTS AND PROPRIETARY RIGHTS.

            Greystone relies upon a combination of patents and trade secrets to protect its proprietary technology, rights and know-how. There can be no assurance that such patent rights will not be infringed upon, that Greystone's trade secrets will not otherwise become known to or independently developed by competitors, that non-disclosure agreements will not be breached, or that Greystone would have adequate remedies for any such infringement or breach. Litigation may be necessary to enforce Greystone's proprietary rights or to defend Greystone against third-party claims of infringement. Such litigation could result in substantial cost to, and a diversion of effort by, Greystone and its management and may have a material adverse effect on Greystone. Greystone's success and potential competitive advantage is dependent upon its ability to exploit the technology under these patents. There can be no assurance that Greystone will be able to exploit the technology covered by these patents or that Greystone will be able to do so exclusively.

GREYSTONE'S BUSINESS COULD BE AFFECTED BY CHANGING NEW LEGISLATION REGARDING ENVIRONMENTAL MATTERS.

            Greystone's business is subject to changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Greystone's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of Greystone's properties, Greystone may be held liable. No assurances can be given that additional environmental issues will not require future expenditures. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements and disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures. Although Greystone believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on it, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect.

GREYSTONE'S BUSINESS COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS.

            The testing, manufacturing and marketing of Greystone's products and proposed products involve inherent risks related to product liability claims or similar legal theories, some of which may cause Greystone to incur significant defense costs. Although Greystone currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance will be adequate under all circumstances or that all such claims will be covered by insurance. In addition, these policies generally must be renewed every year. While Greystone has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain such insurance in the future on all of its existing or future products. A successful product liability claim or other judgment against Greystone in excess of its insurance coverage, or the loss of Greystone's product liability insurance coverage could have a material adverse effect upon Greystone.

GREYSTONE CURRENTLY DEPEND ON CERTAIN KEY PERSONNEL.

            Greystone is dependent on the experience, abilities and continued services of its current management. In particular, Warren Kruger, Greystone's former President and CEO and current Vice Chairman, has played a significant role in the development, management and financing of Greystone. The loss or reduction of services of Warren Kruger or any other key employee could have a material adverse effect on Greystone. In addition, there is no assurance that additional managerial assistance will not be required, or that Greystone will be able to attract or retain such personnel.

GREYSTONE'S EXECUTIVE OFFICERS AND DIRECTORS CONTROL A LARGE PERCENTAGE OF GREYSTONE'S OUTSTANDING COMMON STOCK, WHICH ALLOWS THEM TO CONTROL MATTERS SUBMITTED TO GREYSTONE'S SHAREHOLDERS FOR APPROVAL, AND ALL OF GREYSTONE'S 2003 PREFERRED STOCK, WHICH ENTITLES THEM TO CERTAIN VOTING RIGHTS, INCLUDING THE RIGHT TO ELECT A MAJORITY OF GREYSTONE'S BOARD OF DIRECTORS.

            Greystone's executive officers and directors (and their affiliates), in the aggregate, own over 50% of Greystone's outstanding common stock. Therefore, Greystone's executive officers and directors have the ability to decide the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs. In addition, an entity that is wholly owned by Greystone's executive officers and directors owns all of Greystone's outstanding 2003 Preferred Stock. The terms and conditions of Greystone's 2003

Preferred Stock provide that such holder has the right to elect a majority of Greystone's Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

CERTAIN RESTRICTED SHARES OF GREYSTONE WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND ARE LIKELY TO BE SOLD IN THE FUTURE, WHICH COULD AFFECT THE PREVAILING MARKET PRICE OF GREYSTONE'S COMMON STOCK.

            Certain of the outstanding shares of Greystone's common stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of Greystone as such term is defined in Rule
144) would be eligible for sale as the applicable holding periods expire or in the event that the Company files a registration statement relating to such shares. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of Greystone at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. In addition, Greystone has agreed to file a registration statement in connection with some of these outstanding shares of restricted stock. Sales or the expectation of sales of a substantial number of shares of common stock in the public market by selling shareholders could adversely affect the prevailing market price of the common stock, possibly having a depressive effect on any trading market for the common stock, and may impair Greystone's ability to raise capital at that time through additional sales of its equity securities.

GREYSTONE'S STOCK TRADES IN A LIMITED PUBLIC MARKET, IS SUBJECT TO PRICE VOLATILITY AND THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL DEVELOP OR BE SUSTAINED.

            There has been a limited public trading market for Greystone's common stock and there can be no assurance that an active trading market will develop or be sustained. There can be no assurance that Greystone's common stock will trade at or above any particular price in the public market, if at all. The trading price of Greystone's common stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, Greystone's common stock should be expected to experience substantial price changes in short periods of time. Even if Greystone is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in Greystone's common stock for the foreseeable future. In addition, the limited market for Greystone's common stock may restrict Greystone's shareholders ability to liquidate their shares.

GREYSTONE DOES NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS IN THE FORESEEABLE FUTURE.

            Greystone has not declared or paid any dividends on its common stock. Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, pursuant to the terms and conditions of certain loan documentation between Greystone and F&M Bank and the terms and conditions of Greystone's 2003 Preferred Stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

GREYSTONE'S COMMON STOCK MAY BE SUBJECT TO SECONDARY TRADING RESTRICTIONS RELATED TO PENNY STOCKS.

            Certain transactions involving the purchase or sale of Greystone's common stock may be affected by a Commission rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, among other things, broker-dealers must make certain disclosures to purchasers prior to the purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell Greystone's common stock for their customers and the ability of persons now owning or subsequently acquiring Greystone's common stock to resell such securities.

GREYSTONE MAY ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO FURTHER DILUTION OF GREYSTONE'S ISSUED AND OUTSTANDING STOCK.

            The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, 20,700,000 additional shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone's common stock. In addition, Greystone is authorized to issue, without shareholder approval, over 4,960,000,000 additional shares of its common stock and securities convertible into common stock.

RESULTS OF OPERATIONS
---------------------

GENERAL

            The consolidated statements include Greystone and its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP.

            Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP.

            PPP markets its own designed injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

            As of May 31, 2005, Greystone had 84 full-time employees and used temporary personnel as needed. The number of temporary personnel generally ranged from six to ten during the past twelve months. Greystone's production capacity is about 69,000 plastic pallets per month, or 828,000 per year. Production levels have generally been governed by sales and will increase as sales dictate.

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

YEAR ENDED MAY 31, 2005 COMPARED TO YEAR ENDED MAY 31, 2004

            Sales were $9,305,534 for fiscal year 2005 compared to $6,964,943 for fiscal year 2004 for an increase of $2,340,591. The increase is due to the addition in fiscal year 2005 of one production line at GSM. In addition, sales for fiscal year 2004 include only nine months of operations from GSM as it was acquired effective September 8, 2003.

            Cost of sales was $9,573,029 (103% of sales) and $6,768,426 (97% of sales) in fiscal years 2005 and 2004, respectively. Cost of sales exceeded sales primarily due to the under absorption of rent expense resulting from expansion to a second manufacturing building to provide for future growth and low productivity on certain manufacturing equipment that is financed by a long-term lease. In addition, substantial costs were incurred during the installation of a new injection molding line in November of 2004.

            General and administrative expense was $3,449,442 in fiscal year 2005 compared to $2,041,970 for fiscal year 2004 for an increase of $1,407,452. This increase is primarily due to increases in administrative payroll, travel expense, professional fees incurred in an ongoing effort to provide for future growth and a charge of $400,000 relating to the payment of accrued licensing fees for fire retardant formulation with WCC, an entity of which Warren Kruger, Vice Chairman, is an owner.

            Annually, Greystone performs an impairment test on goodwill, intangible costs, property and equipment. This impairment test is performed during the fourth quarter of each fiscal year. Greystone also performs a review for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as liquidity issues and operating results Greystone is currently experiencing. During fiscal year 2005, Greystone recorded impairment charges of $5,719,658 as follows: $4,957,227 relating to the goodwill and intangible costs resulting from the acquisition of the assets and operations of Greystone Plastics and $762,431 on equipment.

            During fiscal year 2005, Greystone recorded an expense of $355,000 for additional estimated costs to settle the outstanding lease agreement on the abandoned Dallas, Texas property.

            Interest expense was $692,341 in fiscal year 2005 compared to $699,661 in fiscal year 2004 for a decrease of $7,320.

            The consolidated net loss, before the deduction for preferred dividends, in fiscal year 2005 was $(10,421,825) compared to $(2,974,929) in fiscal year 2004 for an increase of $7,446,896. This increase results from the reasons discussed above.

            After deducting dividends to preferred shareholders of $404,555 and $660,171 in fiscal years 2005 and 2004, respectively, the consolidated net loss available to common shareholders was $(10,826,380) ($(0.60) per share of common stock) compared to $(3,635,100) ($(0.33) per share of common stock in fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

            Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable requirements, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2005, revenues from sales remain insufficient to meet current liabilities.

            A summary of cash flows for the year ended May 31, 2005 is as follows:

                  Cash used in operating activities              $(2,964,004)

                  Cash used in investing activities                 (426,054)

                  Cash provided by financing activities            3,117,383

            Contractual obligations of Greystone are as follows:

                                                  LESS THAN                                 OVER
                                       TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                                   -----------   ----------   ----------   ----------   ----------
            Long-term debt         $10,143,961   $2,117,222   $6,011,003   $  612,966   $1,402,770
            Operating leases         8,412,000      876,000    1,752,000    1,752,000    4,032,000
                                   -----------   ----------   ----------   ----------   ----------
            Total                  $18,555,961   $2,993,222   $7,763,003   $2,364,966   $5,434,770
                                   ===========   ==========   ==========   ==========   ==========

            Greystone anticipates that the cash necessary for funding its operating activities will decline in fiscal 2006 as compared to fiscal 2005 based on its projection of increased sales activities for fiscal 2006. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2005, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

            Greystone has accumulated a working capital deficit of $3,613,399 at May 31, 2005, which includes notes payable to related parties of $952,216, $2,117,222 for current portion of long-term debt and $2,631,676 in accounts payable and accrued liabilities. This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing from traditional financing sources. There is no assurance that Greystone will secure such financing.

            As described below, substantially all of the financing that Greystone has received through May 31, 2005 has been provided by loans and advances from the officers and directors of Greystone, loans guaranteed by the officers and directors of Greystone and the sales of equity securities (including the 2003 Preferred Stock and common stock) as further described below.

            Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

PREFERRED STOCK FINANCING

            Effective September 8, 2003, Greystone sold 50,000 shares of 2003 Preferred Stock for a total of $5,000,000 to Paul Kruger. The proceeds of the offering were primarily used for the acquisition of the assets of Greystone Plastics, Inc.

COMMON STOCK FINANCING

            In the period from November 2004 through March 2005, Greystone sold 11,240,750 shares of common stock plus warrants to purchase an additional 1,512,914 shares of common stock (593,853 shares at $0.6625 per share; 494,878 at $0.795 per share; and 424,183 at $0.9275 per share) for a total of $3,934,263. The sale included 5,285,713 shares of common stock for cash of $1,850,000, 2,642,856 shares of common stock in exchange for the cancellation of advances to Greystone of $925,000, 67,883 shares in exchange for the cancellation of Greystone's accounts payable of $23,759, 1,473,347 shares of common stock to Warren Kruger in exchange for the cancellation of debt and accrued interest of $515,671 owed to Mr. Kruger by Greystone, 628,094 shares of common stock to Robert Rosene in exchange for the cancellation of debt and accrued interest of $219,833 owed to Mr. Rosene by Greystone and 1,142,857 shares to WCC in exchange for an accrued expense of $400,000 for licensing fees. The following officers and directors of Greystone participated in the private placement in the following manner:

                                                                   Warrants Exercisable at
                                                                   -----------------------
            Officer/Director        Shares        Amount       $0.6625     $0.795     $0.9275
            ----------------        ------        ------       -------     ------     -------
      Marshall Cogan,             1,428,571      $500,000       75,472     62,893      53,908
      Non-Executive
      Chairman

      Robert Rosene, Director     2,770,951      $969,833(1)   146,390    121,992     104,565

      Warren Kruger, Vice         1,473,347      $515,671(2)    77,837     64,864      55,598
      Chairman and Director


      Robert Nelson,                285,714(3)   $100,000       15,094     12,579      10,782
      Chief Financial Officer

      Westgate Capital Company,   1,142,857      $400,000       60,377     50,314      43,127
      L.L.C.(4)

      --------------------
      (1) Includes a cash payment of $750,000 and the exchange of debt and accrued interest of $219,833 owed by Greystone to Mr. Rosene.
      (2) The total amount represents debt and accrued interest owed by Greystone to Mr. Kruger.
      (3)  This stock was acquired and is owned by Mr. Nelson's wife.
      (4)  Warren Kruger is a member of Westgate Capital Company, L.L.C.


            Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.

LOANS FROM WARREN KRUGER

            Through May 31, 2004, entities owned or controlled by Warren Kruger, had loaned or advanced $901,422, at an interest rate of 9%, to Greystone. Effective September 8, 2003, Greystone authorized the issuance of 629,811 shares of common stock in exchange for the payment of $900,000 of such indebtedness at an exchange rate of $1.429 per share of common stock. During fiscal year 2005, an entity owned by Warren Kruger advanced an additional $1,344,501 for which interest is accrued at an interest rate of 7.5%. At May 31, 2005, advances and accrued interest due to such entities total $452,216 and $10,485.

LOAN FROM PAUL KRUGER

            Effective January 10, 2003, Paul Kruger refinanced outstanding loans of $2,150,000 to Greystone by providing a $7,000,000 loan at an interest rate of prime plus 3%, due June 4, 2004, secured by all of Greystone's assets. The additional proceeds were used to pay outstanding bank debt of approximately $4,242,700 and to provide working capital.

            Effective September 8, 2003, Greystone completed a sale and leaseback transaction whereby it sold for agreed upon prices its Dallas, Texas plant for $1,350,000 and certain production equipment for $5,650,000 to a company owned by Paul Kruger in exchange for the $7,000,000 note payable to Paul Kruger. The assets were sold at approximately net book value. The lease agreement for the plant is a three-year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease.

LOANS FROM F&M BANK

            On March 4, 2005, Greystone entered into a loan agreement with GLOG Investment, L.L.C. ("GLOG") and The F&M Bank & Trust Company ("F&M), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005. GLOG is wholly owned by the following officers and/or directors of the Registrant: Marshall S. Cogan (Non-Executive Chairman), Warren F. Kruger (Vice Chairman), Robert B. Rosene, Jr. (Director) and Robert H. Nelson (Chief Financial Officer). GLOG was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 Preferred Stock owned by Paul A. Kruger. Amounts borrowed under the revolving loan are represented by a promissory note, which bears interest at the prime rate plus 1% and is payable in full on January 5, 2006. Substantially all of the proceeds available under the revolving note have been used to retire the loan from another bank. Amounts borrowed under the term loan are represented by a promissory note, which bears interest at the prime rate plus 2% and GSM is required to make monthly payments based upon a full fifteen year amortization of the outstanding principal balance under the term note with any outstanding principal and all accrued and unpaid interest payable in full on March 15, 2008. Substantially all of the proceeds from the term loan have been used to refinance certain short-term debt of GSM, including the repayment of the notes issued by GSM to Greystone Plastics, Inc. and Bill Hamilton that were the subject of dispute as further described under the heading "Acquisition of Greystone Plastics, Inc." in Item 1 of this Form 10-KSB.

            Greystone's obligations under the loan agreement with F&M are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement and second mortgage. Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes. In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of the Company (Messrs. Cogan, Kruger, Rosene and Nelson) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

ADVANCE FROM ROBERT ROSENE

            In May 2005, Robert Rosene, a member of Greystone's Board of Directors, advanced $500,000 to Greystone.

OTHER

            Effective September 8, 2003, Greystone acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The proceeds from the issuance of the 2003 Preferred Stock described above were utilized to make the cash payment.

ITEM 7.     FINANCIAL STATEMENTS

            The financial statements of Greystone are set forth on pages F-1 through F-22 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A.    CONTROLS AND PROCEDURES

            As of May 31, 2005, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of May 31, 2005 were ineffective. As previously reported in its amended Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005, Greystone recently failed to timely file certain Current Reports on Form 8-K. In addition, Greystone has filed a Notification of Late Filing on Form 12b-25 in connection with its last Quarterly Report on Form 10-QSB and this Annual report on Form 10-KSB. As a result of the foregoing, in the opinion of Greystone's Chief Executive Officer and Chief Financial Officer, there are material weaknesses in Greystone's disclosure controls and procedures.

            Also as previously reported in its amended Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005, in an effort to address the deficiencies in Greystone's disclosure controls and procedures, Greystone has:

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

            During the quarter ended May 31, 2005, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

            None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------

            The following lists the directors and executive officers of Greystone. Directors of Greystone are elected at annual meetings of shareholders unless appointed by the Board of Directors to fill a vacancy upon the resignation or removal of a member or an increase in the number of member of the Board of Directors. Executive officers serve at the pleasure of the Board of Directors.

                                                                TERM AS DIRECTOR
        NAME                            POSITION                     EXPIRES

  Marshall S. Cogan              Non-Executive Chairman                2006

  Warren F. Kruger                    Vice Chairman                    2006

  Robert B. Rosene, Jr.                 Director                       2006

  Bobby L. Moore           President, Chief Executive Officer          2006
                                     and Director

  Robert H. Nelson               Chief Financial Officer               N/A


MARSHALL S. COGAN, NON-EXECUTIVE CHAIRMAN

            Mr. Marshall S. Cogan was named Non-Executive Chairman of the Board of Directors of Greystone effective July 19, 2004. Mr. Cogan is 68 years old and was the former Vice Chairman of Cogan, Berlind, Weill & Levitt-Hayden Stone, Inc. (predecessor to Shearson Lehman/American Express). Mr. Cogan has had over 40 years of industrial and financial experience with custodial responsibility for the following companies: General Felt Industries, Inc.; Sheller-Globe Corporation; Color Tile, Inc.; Knoll International, Inc.; United Auto Group, Inc.; Foamex International, Inc.; and the '21' Club. Mr. Cogan has an undergraduate degree and M.B.A. from Harvard University. He serves as a Trustee of New York University Hospital, Boston Latin School, New York Museum of Modern Art and is a member of Harvard University serving on several committees.

            In connection with filling a vacancy on Greystone's Board of Directors, Mr. Cogan was appointed Non-Executive Chairman of the Board of Directors effective July 19, 2004 by the other member the Board.

WARREN F. KRUGER, VICE CHAIRMAN AND DIRECTOR

            Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 49 years old. Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger earned a Bachelor of Business

Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over twenty-five years experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

            Mr. Kruger became a director of Greystone on January 4, 2002, and has served as President and Chief Executive Officer since January 10, 2003. Subsequent to the period covered by this Annual Report on Form 10-KSB, Mr. Kruger was succeeded as President and Chief Executive Officer by Bobby L. Moore, but remains Vice Chairman of the Board of Directors.

MR. ROBERT B. ROSENE, JR., DIRECTOR

            Mr. Rosene, age 51, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., and oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

            In connection with filling a vacancy on Greystone's Board of Directors, Mr. Rosene was appointed to the Board of Directors effective June 14, 2004 by the other members of the Board.

BOBBY L. MOORE, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

            Subsequent to the period covered by this Annual Report on Form 10-KSB, Mr. Bobby L. Moore was named Greystone's President and Chief Executive Officer and was appointed to Greystone's Board of Directors by the other members of the Board to fill a vacancy on the Board.

            For the last several years, Mr. Moore, age 58, has been involved with managing a privately held business owned by him. Until, 2002, Mr. Moore served for three years as CEO of CHEP International, preceded by four years as President and CEO of CHEP America, subsidiaries of Brambles Industries Limited, a publicly traded company on the Australian Stock Exchange. Prior to his employment with CHEP, Mr. Moore served in senior managerial positions with PepsiCo for more than 20 years.

ROBERT H. NELSON, CHIEF FINANCIAL OFFICER

            From 2001 until joining Greystone's company in 2004, Mr. Robert H. Nelson, age 60, was a financial consultant to the Key Auto Group, a retail automobile dealership chain. Mr. Nelson served as Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001. Mr. Nelson has also served as Chief Financial Officer of: United Auto Group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Trace International Holding, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987. Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to Price Waterhouse Coopers from 1970 to 1981. Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

            Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
-----------------------------------------------------------------------

            Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee. As of May 31, 2005, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

CODE OF ETHICS
--------------

            As of May 31, 2005, Greystone has not adopted a Code of Ethics applicable to the Company's officers. Through May 31, 2005, Greystone's primary focus has been on achieving profitability. Greystone intends to adopt a Code of Ethics in the fiscal year 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

            Section 16(a) of the Securities Exchange Act of 1934 requires Greystone's directors, officers and persons who beneficially own more than 10% of any class of Greystone's equity securities registered under Section 12 to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such registered securities of Greystone. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to Greystone copies of all Section 16(a) reports they file.

            Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal 2005, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2005 were complied with on a timely basis, except as follows:

                                       NUMBER OF TRANSACTIONS
                         NUMBER OF       NOT REPORTED ON A         NUMBER OF
NAME                    LATE REPORTS        TIMELY BASIS       REPORTS NOT FILED
----                    ------------        ------------       -----------------

GLOG Investment, L.L.C.      1                    0                    0
Robert H. Nelson             2                    4                    0
Marshall S. Cogan            2                    4                    0
Robert B. Rosene, Jr.        2                    4                    0
Warren F. Kruger             1                    6                    0
Paul A. Kruger               0                    1                    1

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2003, 2004 and 2005:

                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                           ANNUAL COMPENSATION    COMPENSATION
                                           -------------------    ------------

                                                                   SECURITIES
      NAME AND               FISCAL YEAR                           UNDERLYING
 PRINCIPAL POSITION         ENDING MAY 31    SALARY     BONUS    OPTIONS/SARS(#)
 ------------------         -------------    ------     -----    ---------------

Warren F. Kruger,                2005       $240,000     -0-             -0-
President and Chief              2004       $180,000     -0-             -0-
Executive Officer(1)             2003           -0-      -0-          175,000

Robert H. Nelson, Chief          2005        $78,461     -0-        1,000,000
Financial Officer(2)

Marshall S. Cogan, Non-          2005       $156,154     -0-        1,250,000
Executive Chairman(3)

Bill Hamilton, Vice              2005       $127,500     -0-             -0-
President of Production(4)       2004       $122,596     -0-          300,000

------------------
(1) Mr. Warren Kruger became President and CEO effective January 10, 2003 and his compensation under his employment agreement began September 1, 2003.
(2) Mr. Robert H. Nelson's employment with the Greystone commenced October 15, 2005 and he became Chief Financial Officer effective as of November 1, 2004.
(3) Mr. Marshall S. Cogan became Non-Executive Chairman effective as of August 1, 2004.
(4) Mr. Bill Hamilton became Vice President of Production on September 8, 2003, and resigned effective as of March 8, 2005.

            The following table sets forth information concerning the grant of stock options during the fiscal year ended May 31, 2005, to named executive officers:

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           NUMBER OF      % OF TOTAL
                           SECURITIES    OPTIONS/SARS
                           UNDERLYING     GRANTED TO    EXERCISE OR
                          OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
       NAME                 GRANTED       FISCAL YEAR     ($/SH)         DATE
       ----                 -------       -----------     ------         ----

Marshall Cogan(1)(3)       1,250,000         55.6%        $0.50        9/30/2013

Robert H. Nelson(2)(3)     1,000,000         44.4%        $0.50        11/1/2014

------------------------
(1) The options become exercisable as follows - 25% effective August 1, 2004, 25% effective September 30, 2005, and 25% on each the two succeeding anniversaries after September 30, 2005.
(2) The options become exercisable as follows - 50% effective February 1, 2005 and 50% thirty months after the anniversary date of the grant.
(3) Once vested, the options are exercisable at any time and from time to time until 10 years after the date of grant, while the individual continues to serve as an employee or director of Greystone. In general, in the event employment by Greystone or service on Greystone's Board of Directors is terminated other than for cause, the vested portions of the options shall be exercisable within 3 months of such termination; provided that, if employment is terminated but the individual continues to serve as a director, his or her options will not expire within 3 months but will, instead, continue until he or she ceases to be a director or ten years from the date of the grant, whichever date is earlier, and in the event of the death of an employee or director, the options shall become exercisable in full by the individual's heirs within 12 months of such death.

            The following table provides information with respect to named executive officers concerning the exercise of options during the fiscal year ended May 31, 2005, and unexercised options held as of May 31, 2005:

           AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                      SHARES                          OPTIONS               IN-THE-MONEY OPTIONS
                    ACQUIRED ON    VALUE             AT FY-END                  AT FY-END
    NAME             EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
    ----             --------     --------   -------------------------    -------------------------
Warren F. Kruger        -0-         N/A           162,500/112,500                   -0-

Robert H. Nelson        -0-         N/A           500,000/500,000                   -0-

Marshall S. Cogan       -0-         N/A           312,500/937,500                   -0-

Bill Hamilton           -0-         N/A           60,000/240,000(1)                 -0-

------------------------
(1) Mr. Bill Hamilton's employment terminated effective March 8, 2005 and his options expire effective June 8, 2005.

COMPENSATION OF DIRECTORS
-------------------------

            Greystone does not pay cash compensation to the members of its Board of Directors, except for Mr. Marshall Cogan, Non-Executive Chairman of the Board of Directors, who received compensation of $153,846 during the fiscal year ended May 31, 2005. From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors. Except for options granted to Mr. Cogan as noted above under the caption "Option/SAR Grants in Last Fiscal Year," there were no options granted to any members of Greystone's Board of Directors during the fiscal year ended May 31, 2005 as consideration for serving on its Board.

EMPLOYMENT CONTRACTS
--------------------

            Greystone entered into an employment agreement dated August 13, 2003, with Warren Kruger, Vice Chairman and Director, for a period of five years with three automatic one-year renewal periods. Pursuant to the employment agreement, Mr. Kruger is entitled to be paid a base annual salary of $240,000, and either Mr. Kruger or Greystone may give the other party at least ninety days prior written notice that such party does not intend to renew the contract prior to the end of the then-current term.

            In connection with the acquisition of the assets of Greystone Plastics, Inc., as described elsewhere in this Annual Report on Form 10-KSB, GSM entered into an employment agreement dated September 3, 2003, with Bill Hamilton, one of the then owners and the operator of Greystone Plastics, Inc. The term of the agreement was for five years with three automatic five-year renewal periods. Pursuant to the employment agreement, Mr. Hamilton was entitled to be paid a base annual salary of $170,000 per year plus certain annual bonuses provided that GSM achieved certain operating efficiencies. In addition, pursuant to the employment agreement, Mr. Hamilton received an option to purchase 300,000 shares of Greystone's common stock. Mr. Hamilton's employment as an employee and officer of Greystone terminated effective March 8, 2005. Under the terms of Greystone's employee stock option plan, Mr. Hamilton had three months from the date of termination to exercise any of his stock options.

            In October 2004, Greystone entered into an employment agreement with Greystone's Non-Executive Chairman, Marshall S. Cogan, which was effective as of August 1, 2004, and has a term that ends on July 13, 2007. Pursuant to the employment agreement, Mr. Cogan received a base salary of $10,000 per month through September 2004 and a base salary of $15,000 per month beginning October 1, 2004. Mr. Cogan is also entitled to an annual bonus determined by Greystone's Board of Directors in an amount not less than 50% of the annual bonus to be received by Greystone's Chief Executive Officer. Also pursuant to the employment agreement, on December 1, 2004, Greystone granted to Mr. Cogan a warrant to purchase 1,250,000 shares of Greystone's common stock at an exercise price of $0.50 per share. The warrant became vested with respect to 25% of the shares underlying the warrant on August 1, 2004, and will vest with respect to 25% of the shares underlying the warrant on each September 30th of 2005, 2006 and 2007, respectively, and may be exercised in whole or in part until September 13, 2013.

            On January 7, 2005, Greystone entered into an employment agreement with its Chief Financial Officer, Robert H. Nelson, which was effective as of November 1, 2004, and has an initial term of 30 months. Pursuant to the employment agreement, Mr. Nelson is entitled to receive a base salary of $15,245 per month and an annual bonus determined by Greystone's Board of Directors in an amount not less than $65,000 per year after Greystone has met certain financial thresholds. Also pursuant to the employment agreement and upon Mr. Nelson relocating to Tulsa, Oklahoma on February 1, 2005, Greystone granted to Mr. Nelson an option to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.50 per share in accordance with the terms of Greystone's stock option plan. The option vested with respect to 50% of the shares underlying the option effective February 1, 2005, and will vest with respect to another 50% on the date 30 months thereafter.

            On August 15, 2005, Greystone entered into an employment agreement with its President and Chief Executive Officer, Bobby L. Moore, which was effective as of August 15, 2005, and has an initial term of 24 months with four automatic 12-month renewal periods. Pursuant to the employment agreement, Mr. Moore is entitled to receive a base salary of $25,000 per month and an annual bonus determined by Greystone's Board of Directors in an amount not to exceed his base salary after meeting certain objectives determined annually. Also, pursuant to the agreement, Mr. Moore will receive an option to purchase up to 15% of Greystone's common stock based upon an exercise price of $0.50 on a cashless basis with a ten-year term and vesting ratably over three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

            As of May 31, 2005, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2005:


                      EQUITY COMPENSATION PLAN INFORMATION

                                       (A)                        (B)                         (C)
                                      -----                      -----                       -----
                                                                                 NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE        EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                             OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
      PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
      -------------            -------------------        -------------------       ------------------------
Equity compensation plans
approved by security holders        3,960,000                    $1.01                     16,015,000

Equity compensation plans
approved by security holders             -0-                      N/A                            -0-

            Total                   3,960,000                    $1.01                     16,015,000


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------

            As of August 25, 2005, Greystone had 24,061,201 shares of its common stock and 50,000 shares of its 2003 Preferred Stock outstanding. Each share of the 2003 Preferred Stock is convertible into approximately 66.67 shares of Greystone's common stock.

            The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2005, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and officers, and
(iii) all of Greystone's directors and officers as a group:

  Name and Address of               Amount and Nature of
    Beneficial Owner                 Beneficial Owner(1)     Percent of Class(2)
    ----------------                 -------------------     -------------------

Paul A. Kruger                           3,498,098(3)               14.4%
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC             1,767,014(4)                7.3%
2500 South McGee
Norman, OK 73072

GLOG Investment, L.L.C.                  3,333,333(5)               12.2%
1613 E. 15th Street
Tulsa, OK 74160

Warren F. Kruger                        11,775,013(6)               40.8%
Vice Chairman and Director
1613 East 15th Street
Tulsa, OK 74120

Robert H. Nelson                         4,657,502(7)               16.4%
Chief Financial Officer
1613 East 15th Street
Tulsa, OK 74120

Bill Hamilton                             60,000(8)                   *
Vice President of Production
1613 East 15th Street
Tulsa, OK 74120

Marshall S. Cogan                        5,766,677(9)               20.3%
Director
New York, NY

Robert B. Rosene, Jr.                   7,977,231(10)               27.3%
Director
Tulsa, OK

All Current Directors & Officers
as a Group (5 persons)                 20,152,674(11)               61.6%
------------------------

* Indicates ownership of less than one percent of the outstanding shares of common stock.

(1) The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of 2003 Preferred Stock and/or upon the exercise of certain options or warrants.

(2) The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the exercise of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder's percentage ownership.

(3) The total includes: (i) 1,205,584 shares of common stock beneficially owned directly or indirectly; (ii) 225,000 shares of common stock that Paul Kruger directly has the right to acquire in connection with options; (iii) 1,767,014 shares held of record by Hildalgo Trading Company, LC, an entity wholly owned by Mr. Kruger; (iv) 300,500 held by Paceco Financial Services, Inc, an entity owned by Mr. Kruger.

(4) The total includes 1,767,014 shares of common stock beneficially owned directly by Hildalgo Trading Company, LC. By virtue of his ownership of and control over Hildalgo Trading Company, LC, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(5) The total includes 3,333,333 shares of common stock beneficially owned directly by GLOG Investment, L.L.C. GLOG is wholly owned by the following officers and/or directors of the Registrant: Warren F. Kruger (Director, Chief Executive Officer and President), Robert H. Nelson (Chief Financial Officer), Marshall S. Cogan (Director) and Robert B. Rosene, Jr. (Director). By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by each of Warren F. Kruger, Robert H. Nelson, Marshall S. Cogan and Robert B. Rosene, Jr.

(6) The total includes: (i) 5,785,805 shares of common stock beneficially owned directly by Warren Kruger; (ii) 1,198,299 shares of common stock that Mr. Kruger has the right to acquire in connections with warrants (iii) 19,000 shares held of record by Yorktown Management & Financial Services, L.L.C., an entity owned by Mr. Kruger; (iv) 162,500 shares of common stock that Warren Kruger directly has the right to acquire in connection with options;
     (v) 1,142,857 shares directly owned by Westgate Capital Company, L.L.C. and an additional 123,219 shares which Westgate has the right to acquire in connection with warrants, an entity of which Warren Kruger owns 50%; (vi) 10,000 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote; and (vii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 Preferred Stock. By virtue of his ability to control Yorktown, Westgate and GLOG, Warren Kruger is also deemed to beneficially own the shares directly owned by such entities.

(7) The total includes: (i) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with options; (ii) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with warrants; (iii) 285,714 shares of common stock beneficially owned by Mr. Nelson's wife, of which he disclaims any interest; (iv) 38,455 shares of common stock that Mr. Nelson's wife has the right to acquire in connection with warrants, of which he disclaims any interest and (v) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 Preferred Stock. By virtue of his ability to control GLOG, Robert Nelson is also deemed to beneficially own the shares directly owned by GLOG.

(8) The total includes 60,000 shares of common stock that Mr. Hamilton directly has the right to acquire in connection with options.

(9) The total includes: (i) 1,428,571 shares of common stock beneficially owned directly by Marshall Cogan; (ii) 312,500 shares of common stock that Mr. Cogan directly has the right to acquire in connection with options; (iii) 692,273 shares of common stock that Mr. Cogan directly has the right to acquire in connection with warrants; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 Preferred Stock. By virtue of his ability to control GLOG, Marshall Cogan is also deemed to beneficially own the shares directly owned by GLOG.

(10) The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 1,872,947 shares of common stock that Robert Rosene directly has the right to acquire in connection with warrants; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 Preferred Stock. By virtue of his ability to control GLOG, Robert Rosene is also deemed to beneficially own the shares directly owned by GLOG.

(11) The total includes: (i) 11,442,898 outstanding shares, (ii) 1,035,000 shares issuable upon exercise of vested stock options, (iii) 4,425,193 shares issuable upon exercise of vested warrants and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 Preferred Stock. By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the current directors and officers as a group.

CHANGE IN CONTROL
-----------------

            Effective March 8, 2005, GLOG, which is owned by Marshall Cogan, Non-Executive Chairman, Warren F. Kruger, Vice Chairman, Robert H. Nelson, Chief Financial Officer, and Robert Rosene, Jr., Director, acquired the outstanding 50,000 shares of Series 2003 Preferred Stock from Paul Kruger, a major shareholder of Greystone. In connection with such transaction, the members of GLOG, as the holder of the Series 2003 Preferred Stock, possess certain voting rights to elect a majority of the Board of Directors of Greystone. These voting rights and other material terms and conditions of the Series 2003 Preferred Stock are set forth in the Certificate of Designation relating to such Series 2003 Preferred Stock included as an exhibit to a Current Report on Form 8-K filed by Greystone on September 23, 2004.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NYOK
--------------------

            Effective as of October 31, 2004, NYOK Partners, a general partnership owned equally by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greystone's Vice Chairman, purchased certain grinding equipment from GSM, at its net book value of $259,000, which approximates the market value of such equipment, in exchange for the cancellation of a like amount of indebtedness. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment.

            Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM to lease a Cincinnati Milacron Plastics Injection Molding Machine for a five-year term at the rate of $21,136 per month. At the end of such five-year term, GSM has the right to purchase the machine from NYOK for $100,000. The lease is reflected on Greystone's financial statements as a capitalized lease.

AGREEMENT WITH GREYSTONE PROPERTIES, LLC
----------------------------------------

            Effective as of July 1, 2004, Greystone Properties, LLC, a limited liability company owned by Robert B. Rosene, Jr., a member of Greystone's Board of Directors, and Warren Kruger, Greystone's Vice Chairman, entered into an industrial lease with GSM, pursuant to which Greystone Properties, LLC agreed to lease a building containing 60,000 square feet of space to GSM for ten years in exchange for lease payments of $25,000 per month. Greystone paid Greystone Properties, LLC, rent of $20,000 per month for the period from August 1, 2004 to October 31, 2004 and began paying $25,000 per month beginning November 30, 2004. The industrial building is located adjacent to Greystone's plant in Bettendorf, Iowa.

ISSUANCES OF SECURITIES
-----------------------

            Westgate Investment, LP, an entity affiliated with Warren Kruger, and Hildalgo Trading Company, LC, an entity owned by Paul Kruger, received from Greystone a combined total of 971,918 shares of common stock in lieu of cash dividends of $396,987 on the 2001 Preferred Stock for the period the preferred stock was outstanding during fiscal year 2004.

            For information on issuance of 2003 Preferred Stock on September 8, 2003, to Paul Kruger, see "Preferred Stock Financing" in Item 6 of this Form 10-KSB.

            For information on issuance of 629,811 shares of common stock to Warren Kruger in exchange for $900,000 of indebtedness, see "Loans from Warren Kruger" under Item 6 of this Form 10-KSB.

            For information regarding common stock and warrants sold to certain officers and directors of Greystone in the private placement conducted by Greystone from November 2004 through March 2005, see "Common Stock Financing" under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

            In order to induce F&M to enter into the loan agreement described under "Loans from F&M Bank" under Item 6 of this Form 10-KSB, each of Messrs. Cogan, Kruger, Rosene and Nelson entered into a limited guaranty agreement with F&M dated March 4, 2005, with respect to $2,500,000 of the F&M term loan and Mr. Rosene entered into a pledge and security agreement dated March 4, 2005, with F&M pursuant to which Mr. Rosene pledged a certificate of deposit in the face amount of $1,000,000 as security for payment under the F&M term note. As consideration for agreeing to enter into the limited guaranty for the benefit of Greystone, Greystone's Board of Directors authorized Greystone to enter into warrant agreements with each of the guarantors, pursuant to which each guarantor shall have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share and, as consideration for agreeing to enter into the pledge agreement for the benefit of Greystone, Greystone's Board of Directors authorized Greystone to enter into a warrant agreement with Mr. Rosene, pursuant to which Mr. Rosene shall immediately have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share. Greystone's Board of Directors further authorized Greystone to enter into warrant agreements with each of Messrs. W. Kruger and Rosene as guarantors of the $1,500,000 line of credit with F&M Bank, pursuant to which each guarantor shall have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share and, as consideration for agreeing to enter into the pledge agreement for the benefit of Greystone.

ADVANCES AND LOANS
------------------

            For information regarding a $7,000,000 loan from Paul Kruger, see "Loans from Paul Kruger" under the heading "Liquidity and Capital Resources" in
Item 6 of this Form 10-KSB. Interest paid to Paul Kruger on these loans was $262,886 in fiscal year 2003 and $127,918 for the period from June 1, 2003 through September 8, 2003.

            For information regarding loans from Warren Kruger, see "Loans from Warren Kruger" under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB. Interest accrued or paid on loans from Warren Kruger during the year ended May 31, 2005 and 2004 total $40,629 and $56,715, respectively.

            For information regarding an advance from Robert Rosene, see "Advance from Robert Rosene" under the heading "Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

SALE AND LEASEBACK
------------------

            As of September 8, 2003, Greystone's Dallas plant and certain production equipment were sold to 1607 Commerce, an entity owned by Paul Kruger, and leased back to PPP. For more information on this sale and leaseback transaction, see "Sale and Leaseback of Dallas Plant and Certain Production Equipment" under Item 1 of this Form 10-KSB. During the year ended May 31, 2005, Greystone paid rents of $255,480 to 1607 Commerce.

PATENT LICENSING AGREEMENT
--------------------------

            Effective June 23, 2003, Greystone entered into an agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. At such time, Bryan Kirchmer, the President of ForcePro, served on Greystone's Board of Directors. For more information on the licensing agreement, see "Current Business" under the section entitled "Business" in Item 1 of this Form 10-KSB.

TECHNOLOGY LICENSE AGREEMENT
----------------------------

            In April 2001, Greystone entered into a license agreement with WCC, an entity owned by Warren Kruger and William Pritchard, providing for Greystone to have the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC. The license agreement was negotiated and executed 9 months before Warren Kruger, William Pritchard, or entities with which they are affiliated became directors or beneficial owners of 10% or more of Greystone's common stock in January 2002. Under the agreement, Greystone must pay the greater of 2.5% of Greystone's gross monthly revenues derived from the sale of UL listed pallets using the technology or a minimum monthly royalty of $10,000. However, WCC also agreed in the license agreement to convey to Greystone ownership of the licensed Process (as defined in the agreement) in the event that cumulative royalties paid by Greystone equaled $250,000 during the first two years of the agreement, subject to an override or carried interest in favor of WCC equal to 2.5% of the gross monthly revenues which are the same payments as would have been received under the license agreement. Subsequent to the execution of the original agreement which provided for a "coating" technology, Westgate Capital Company, L.L.C., developed an additive process which Greystone used to successfully complete UL testing. The technology is currently known as CJ2(TM).

            During fiscal year 2005, Greystone accrued $400,000 of past licensing fees under the license agreement and issued $400,000 of its common stock to WCC in connection with settling claims under the old license agreement and entering into a new paid-up licensing agreement dated March 1, 2005, which, among other things, gives Greystone a five-year, exclusive right to use the CJ2(TM) formula in connection with the manufacture and sale of plastic pallets with the right to renew for five two-year successive periods.

ENGINEERING SERVICES AGREEMENT
------------------------------

            GME Group, an engineering firm, performed work for Greystone in connection with the design, construction and implementation of Greystone's plastic pallet injection molding equipment. The President and one of the owners of the GME Group is Bryan Kirchmer. For the years ended May 31, 2004 and 2003, while Mr. Kirchmer served on Greystone's Board of Directors, Greystone recorded expenses for engineering services paid to GME Group of $4,110 and $124,951, respectively. In addition, Greystone paid Mr. Kirchmer $22,500 and $7,500 for consulting services in 2004 and 2003, respectively.

LEGAL SERVICES PERFORMED BY WILLIAM PRITCHARD
---------------------------------------------

            William Pritchard, a former director of Greystone, is of counsel in the law firm Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. ("Hall Estill"). Hall Estill has performed legal services for Greystone, which services are charged on the basis of the standard hourly rates charged by Hall Estill to other clients for similar services. During the period from June 1, 2003 to August 25, 2003, the date of Mr. Pritchard's resignation from the Board of Directors of Greystone, and the year ended May 31, 2003, Greystone paid or accrued expenses for legal services from Hall Estill in the total amount of $36,009 and $67,519, respectively.

OTHER TRANSACTIONS
------------------

            During the period from June 1, 2004 to March 8, 2005, the date Bill Hamilton resigned as an officer of Greystone, and for the year ended May 31, 2004, GSM paid or accrued fees totaling $892,672 and $699,966 for freight to Greystone-Bill Hamilton Trucking, an entity owned by Mr. Hamilton. In addition, GSM paid or accrued fees totaling $117,716 and $246,870, respectively, for grinding services to Whaco Plastics, an entity also owned by Mr. Hamilton.

ITEM 13.    EXHIBITS


EXHIBIT NO.    DESCRIPTION

   2.1 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

EXHIBIT NO.    DESCRIPTION

   2.2 Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

   3.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

   3.2 Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

   4.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in
               Exhibit 3.1).

   4.2 Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation's Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
               2003).

   4.3 Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

   10.1 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.2 Non Exclusive Distribution Agreement between PalWeb Corporation and Bosh Material Handling Incorporated dated August 5, 2002 (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.3** Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

EXHIBIT NO.    DESCRIPTION

   10.4 Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company's Form 10-SB, which was filed on May 2, 2000).

   10.5** Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.6** Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.7** Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.8** Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.9 ** Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.10       Assignment and Indemnity Agreement between the Company and Paul
               A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to Exhibit
               10.39 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.11 Letter Agreement between PalWeb Corporation and Lyle W. Miller dated January 10, 2003 (amending terms of outstanding stock options) (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2002, which was filed with the SEC on January 14, 2003).

   10.12 Letter Agreement dated January 22, 2003 between Gravity Management & Engineering Group, LLC and PalWeb Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2003, which was filed with the SEC on September 15, 2003).

EXHIBIT NO.    DESCRIPTION

   10.13 Asset Purchase Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.1 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.14 Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.2 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
               2003).

   10.15 Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.3 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.16 Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit
               10.4 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.17 Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.18** Employment Agreement between Greystone Manufacturing, L.L.C. and Bill Hamilton dated September 3, 2003 (incorporated herein by reference to Exhibit 10.6 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
               2003).

   10.19 Asset Purchase Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.7 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.20 Letter Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.8 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.21 Sale Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.9 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

EXHIBIT NO.    DESCRIPTION

   10.22 Equipment Lease between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.10 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.23 Lease Agreement between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.11 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.24 Security Agreement among PalWeb Corporation, Plastic Pallet Production, Inc., Greystone Manufacturing, L.L.C. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.12 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.25 Guaranty of Obligations of Tenant Pursuant to Equipment Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit
               10.13 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.26 Guaranty of Obligations of Tenant Pursuant to Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.14 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.27 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.28** Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30,
               2004).

   10.29** Employment Agreement dated as of August 1, 2004, by and between PalWeb Corporation and Marshall S. Cogan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

EXHIBIT NO.    DESCRIPTION

   10.30** Employment Agreement dated as of November 1, 2004, by and between PalWeb Corporation and Robert H. Nelson (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.31 Form of Securities Purchase Agreement entered into between PalWeb Corporation and certain accredited investors in connection with November 2004 private placement (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.32 Letter Agreement dated January 3, 2005, by and between Greystone Manufacturing, L.L.C., and Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.33 Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.34 Promissory Note dated November 30, 2004, in the amount of $1,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit
               10.2 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.35 Term Note dated March 4, 2005, in the amount of $5,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.36 Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.37 Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

EXHIBIT NO.    DESCRIPTION

   10.38 Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10,
               2005).

   10.39 Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.40 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.41 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.42** Employment Agreement dated as of August 15, 2005, between Greystone Logistics, Inc. and Bobby L. Moore (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 11, 2005, which was filed with the SEC on August 12,
               2005).

   10.43 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated March 1, 2005 (submitted herewith).

   11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

   21.1        Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

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

EXHIBIT NO.    DESCRIPTION

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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following is a summary of the fees billed to Greystone by Murrell, Hall & McIntosh, PLLP, Greystone's independent auditors, for professional services rendered for the fiscal years ended May 31, 2005 and May 31, 2004:

Fee Category                   Fiscal 2005 Fees     Fiscal 2004 Fees
                               ----------------     ----------------

Audit Fees(1)                     $  44,075             $  36,312
Audit-Related Fees                        0                     0
Tax Fees                                  0                     0
All Other Fees                            0                     0
                                  ---------             ---------
Total Fees                        $  44,075             $  36,312
                                  =========             =========

------------------
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2005 and May 31, 2004, respectively.

            The entire Board of Directors of Greystone is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the entire Board of Directors.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GREYSTONE LOGISTICS, INC.
                                                  (Registrant)


Date:  09/15/05                     /s/ Bobby L. Moore
                                    ----------------------------------------
                                    Bobby L. Moore, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  09/15/05                     /s/ Bobby L. Moore
                                    ----------------------------------------
                                    Bobby L. Moore, President, Chief
                                    Executive Officer and Director
                                    (Principal Executive Officer)

Date:  09/15/05                     /s/ Robert H. Nelson
                                    ----------------------------------------
                                    Robert H. Nelson, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

Date:  09/15/05                     /s/ Marshall S. Cogan
                                    ----------------------------------------
                                    Marshall S. Cogan, Director

Date:  09/15/05                     /s/ Warren F. Kruger
                                    ----------------------------------------
                                    Warren F. Kruger, Director

Date:  09/15/05                     /s/ Robert B. Rosene, Jr.
                                    ----------------------------------------
                                    Robert B. Rosene, Jr., Director

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations ......................................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency).....F-4

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements..................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
of Greystone Logistics, Inc.

            We have audited the accompanying consolidated balance sheet of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2005, and the consolidated results of their operations and cash flows for each of the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2005 raises substantial doubt about its ability to continue as a going concern unless additional funds from outside sources, its president or other board members are obtained. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements for the year ended May 31, 2004 have been restated.


MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
August 30, 2005

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005


                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                             $     1,410
   Accounts receivable, net of allowance for doubtful
     accounts of $190,364                                             1,573,635
   Inventory                                                            535,523
   Prepaid expenses                                                      10,932
                                                                    -----------
         TOTAL CURRENT ASSETS                                         2,121,500

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION        7,189,652

OTHER ASSETS:
   Patents, net of accumulated amortization                             164,951
                                                                    -----------
TOTAL ASSETS                                                        $ 9,476,103
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                $ 2,117,222
   Advances payable - related party                                     952,216
   Accounts payable and accrued expenses                              2,631,676
   Preferred dividends payable                                           33,785
                                                                    -----------
         TOTAL CURRENT LIABILITIES                                    5,734,899

LONG-TERM DEBT                                                        8,026,739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $0.0001 par value, 20,750,000 shares
     authorized, 50,000 shares outstanding, liquidation
     preference of $5,000,000                                                 5
   Common stock, $0.0001 par value, 5,000,000,000 shares
     authorized, 24,061,201 outstanding                                   2,406
   Additional paid-in capital                                        52,214,532
   Deficit                                                          (56,502,478)
                                                                    -----------
         TOTAL STOCKHOLDERS' DEFICIENCY                              (4,285,535)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 9,476,103
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended May 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Sales                                              $  9,305,534    $  6,964,943

Cost of Sales, including depreciation expense
   of $591,905 and $357,952                           9,573,029       6,768,426
                                                   ------------    ------------

Gross Profit (Loss)                                    (267,495)        196,517

Expenses:
   General, selling and administration expenses       3,449,422       2,261,723
   Impairment costs                                   5,719,658         219,753
   Relocation costs                                     355,000         222,196
                                                   ------------    ------------
         Total expenses                               9,524,080       2,703,672
                                                   ------------    ------------

Operating Loss                                       (9,791,575)     (2,507,155)

Other Income (Expense):
   Other income                                          62,091          12,134
   Interest expense                                    (692,341)       (699,661)
                                                   ------------    ------------
         Total Other Income (Expense)                  (630,250)       (687,527)
                                                   ------------    ------------

Net Loss                                            (10,421,825)     (3,194,682)

Preferred Dividends                                     404,555         660,171
                                                   ------------    ------------

Net Loss Available to Common Stockholders          $(10,826,380)   $ (3,854,853)
                                                   ============    ============

Loss Available to Common Stockholders
   Per Share of Common Stock - Basic and Diluted   $      (0.60)   $      (0.35)
                                                   ============    ============

Weighted Average Shares of Common Stock
   Outstanding                                       17,950,000      11,026,000
                                                   ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                  Additional                        Total
                                                                                   Paid-In       Accumulated     Accumulated
                                Preferred Stock             Common Stock           Capital         Deficit         Deficit
                            ----------------------    -----------------------   ------------    ------------    ------------
Balances, May 31, 2003         750,000    $     75       5,938,722   $    594   $ 41,969,124    $(42,040,998)   $    (71,205)

Common stock in lieu of
      preferred dividends           --          --         971,918         97        396,890        (396,987)             --

Preferred dividends paid
      or accrued                    --          --              --         --             --        (263,184)       (263,184)

Stock issued in exchange
      for debt                      --          --         629,811         63        899,937              --         900,000

Conversion of Series 2001
      preferred stock         (750,000)        (75)      5,250,000        525           (450)             --              --

Issuance of Series 2003
      preferred stock           50,000           5              --         --      4,999,995              --       5,000,000

Net loss                            --          --              --         --             --      (2,974,929)     (2,974,929)
                            ----------    --------    ------------   --------   ------------    ------------    ------------

Balances, May 31, 2004          50,000           5      12,790,451      1,279     48,265,496     (45,676,098)      2,590,682

Preferred dividends paid
      or accrued                    --          --              --         --             --        (404,555)       (404,555)

Stock issued in exchange
      for debt                      --          --       5,985,037        598      2,099,565              --       2,100,163

Issuance of common stock            --          --       5,285,713        529      1,849,471              --       1,850,000

Net loss                            --          --              --         --             --     (10,421,825)    (10,421,825)
                            ----------    --------    ------------   --------   ------------    ------------    ------------

Balances, May 31, 2005          50,000    $      5      24,061,201   $  2,406   $ 52,214,532    $(56,502,478)   $ (4,285,535)
                            ==========    ========    ============   ========   ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended May 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Cash Flows from Operating Activities:                       $(10,421,825)   $ (2,974,929)
   Net Loss
   Adjustments to reconcile net loss to cash used
    in operating activities
      Depreciation and amortization                            1,296,601         927,010
      Impairments                                              5,719,658              --
      Loss on sale of equipment                                       --         121,321
      Expenses paid by issuance of common stock                  415,900              --
      Changes in accounts receivable                            (622,039)       (603,752)
      Changes in inventory                                       (14,147)        389,051
      Changes in prepaid expenses                                (10,932)        (26,000)
      Changes in accounts payable and accrued expenses           699,577         668,482
      Changes in preferred dividends payable                     (26,797)         60,582
      Other                                                           --         (26,300)
                                                            ------------    ------------
       Net cash used in operating activities                  (2,964,004)     (1,464,535)

Cash Flows from Investing Activities:
   Purchase of property and equipment                           (426,054)       (701,847)
   Acquisition of assets of Greystone Plastics, Inc.                  --      (4,248,459)
                                                            ------------    ------------
                                                                (426,054)     (4,950,306)

Cash Flows from Financing Activities:
   Proceeds from notes and advances payable                    8,402,650       2,631,245
   Payments on notes and advances payable                     (6,730,712)       (685,344)
   Proceeds from issuance of common/preferred stock            1,850,000       5,000,000
   Dividends paid on preferred stock                            (404,555)       (263,184)
                                                            ------------    ------------
       Cash provided by financing activities                   3,117,383       6,682,717
                                                            ------------    ------------

Net Increase (Decrease) in Cash                                 (272,675)        267,876
Cash, beginning of year                                          274,085           6,209
                                                            ------------    ------------

Cash, end of year                                           $      1,410    $    274,085
                                                            ============    ============

Supplemental Information (Note 12)

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            ORGANIZATION
            ------------

            Greystone Logistics, Inc. ("Greystone") through its wholly-owned subsidiaries Greystone Manufacturing, LLC ("GSM"), and Plastic Pallet Production, Inc. ("PPP"), is engaged in the manufacture and marketing of plastic pallets.

            PRINCIPLES OF CONSOLIDATION
            ---------------------------

            The accompanying consolidated financial statements include the accounts of Greystone and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

            STATEMENT OF CASH FLOWS
            -----------------------

            Greystone considers all short-term investments with an original maturity of three months or less to be cash equivalents.

            USE OF ESTIMATES
            ----------------

            The preparation of Greystone's financial statements in conformity with generally accepted accounting principles in the United States of America requires Greystone's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

            ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
            -------------------------------------------------------

            Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. The allowance for doubtful accounts at May 31, 2005 was $190,364.

            INVENTORY
            ---------

            Inventory consists of finished pallets and raw materials and is stated at the lower of cost (first-in, first-out) or market value.

            PROPERTY, PLANT AND EQUIPMENT
            -----------------------------

            Greystone's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line over the estimated useful lives or the units of production method, as follows:

            Plant building                      39 years
            Production machinery equipment      5-10 years or Unit of Production
            Office equipment & furniture &
              fixtures                          3-5 years

            The production equipment being amortized on the unit of production method had a total cost of $322,687 at May 31, 2005.

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

            INVESTMENT
            ----------

            Greystone has a 20% ownership in Vimonta AG which is carried on the cost basis of accounting since management has no board representation, financial information or other influence on the operation of Vimonta AG. The asset is valued at $5,000 and included in other assets.

            GOODWILL AND INTANGIBLES
            ------------------------

            Goodwill and intangibles are reviewed annually for impairment relying on a number of factors including operating results, business plans and future cash flows. An impairment charge is recognized for any amount by which the carrying value of goodwill exceed its fair value. Discounted cash flows are used to establish fair values. See
            Note 16 for recognition of impairment of goodwill and intangible cost during fiscal year 2005.

            Intangible cost consists of the valuation of a customer's purchase order resulting from the acquisition of the assets of Greystone Plastics, Inc. effective September 8, 2003. The intangible is being amortized by the unit of production method based on unit sales to the customer.

            PATENTS
            -------

            Amortization expense for the costs incurred by Greystone to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

            STOCK OPTIONS
            -------------

            Greystone applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements for stock-based employee compensation plans. As allowed by SFAS No. 123, Greystone has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123 as reflected in Note 10.

            RECOGNITION OF REVENUES
            -----------------------

            Revenue is recognized when the product is shipped.

            RESEARCH AND DEVELOPMENT COSTS
            ------------------------------

            Research and Development costs are charged to operations in the period incurred.

            INCOME TAXES
            ------------

            Greystone accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based in the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

            LOSS PER SHARE
            --------------

            Basic loss per share is computed by dividing the loss available to common stockholders of $(10,826,380) and $(3,854,853) for 2005 and 2004, respectively, by the weighted average number of common shares outstanding during 2005 and 2004, 17,950,000 shares and 11,026,000 shares, respectively. In arriving at income (loss) available to common stockholders, preferred stock dividends are added to the net loss for the year. Convertible preferred stock and stock options are not considered as their effect is antidilutive.

            RECENT PRONOUNCEMENTS
            ---------------------

            In December 2004, the Financial Accounting Standards Board, ("FASB") issued

            Statement No. 123R, "Share-Based Payment," a revision to Statement No. 123, "Accounting for stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter of fiscal year 2006. The standard provides for prospective or retrospective application. Under prospective application, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the adoption date and will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. Under retrospective application, the fair value based method of accounting will be applied to grants prior to the adoption date and all prior periods for which SFAS No. 123 was effective. Greystone is currently evaluating the adoption of SFAS No. 123R and expects that it may recognize additional compensation expense for the third quarter of fiscal year 2006.

            In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for Greystone's products, Greystone cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29m "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered in fiscal years beginning after June 15, 2005. Greystone does not expect the adoption of SFAS No. 153 to have a material impact on its financial statements.

NOTE 2.     CONTINUATION AS A GOING CONCERN
            -------------------------------

            The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern. Greystone has suffered significant losses from operations. Currently, management believes that Greystone has the capacity to produce sufficient plastic pallets to achieve profitability; however, sales have not reached such level. To date, Greystone has received substantial advances from investors but will require additional substantial funding in order to attain its business plan and have an opportunity to achieve profitable operations. Management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern. It is management's opinion that (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) Greystone will continue as a going concern.

NOTE 3.     INVENTORY
            ---------

            Inventory at May 31, 2005 consists of:

                  Raw materials                                    $ 446,809
                  Finished goods                                      88,714
                                                                   ---------

                  Total inventory                                  $ 535,523
                                                                   =========

NOTE 4.     PROPERTY, PLANT AND EQUIPMENT
            -----------------------------

            A summary of the property, plant and equipment at May 31, 2005, is as follows:

                  Production machinery and equipment              $5,780,346
                  Building and land                                2,583,116
                  Furniture and fixtures                             138,246
                                                                  ----------
                                                                   8,501,708
                  Less: accumulated depreciation                  (1,312,056)
                                                                  ----------

                                                                  $7,189,652
                                                                  ==========

            Depreciation expense for the years ended May 31, 2005 and 2004 is $591,905 and $377,788, respectively.

NOTE 5.     OTHER ASSETS
            ------------

            At May 31, 2005 other assets consist of:

                  Patents, net of accumulated amortization
                    of $41,387                                    $  149,351
                  Investments                                          5,000
                  Deposits and other                                  10,600
                                                                  ----------
                      Total Other Assets                          $  164,951
                                                                  ==========

            Amortization of intangibles was $704,696 and $515,576 in 2005 and 2004, respectively.

            Included in amortization expense is $693,206 and $514,002 for 2005 and 2004, respectively, from amortization of the capitalized valuation of the customer's purchase order acquired in the acquisition of the assets of Greystone Plastics, Inc.

NOTE 6.     LONG-TERM DEBT AND ADVANCES PAYABLE
            -----------------------------------

            Long-term debt at May 31, 2005 consists of the following:

            Note payable to F&M Bank & Trust Company, prime rate
             of interest plus 2% (8% at May 31, 2005), monthly
             payments based on 15-year amortization,
             due March 18, 2008                                       $5,477,650

            Note payable to F&M Bank & Trust Company, prime rate
             of interest plus 1% (7% at May 31, 2005),
             due January 5, 2006                                       1,500,000

            Note payable to Greystone Plastics, Inc.,
             7% interest, due September 7, 2018, secured
             by land and building with net book value of
             $2,215,207                                                2,236,109

            Capitalized lease purchase agreement with related
             party, 7.5% interest, $23,136 payable monthly,
             due February 18, 2009                                       911,327

            Other notes payable                                           18,875
                                                                     -----------
                Total                                                 10,143,961

            Less: Current portion                                      2,117,222
                                                                     -----------

            Long-term debt                                           $ 8,026,739
                                                                     ===========


            The notes payable to F&M Bank and Trust Company are secured by Greystone's property and equipment, accounts receivable and cash balances. The loans are guaranteed by the officers and directors of Greystone in effect at May 31, 2005.

            Maturities of long-term debt for the five years after May 31, 2005 are $2,117,222, $627,048, $5,383,955, $446,298, $166,668, and
            $1,402,770 thereafter.

            Advances payable to related parties include $452,216 provided by Warren Kruger and

            $500,000 provided by Robert Rosene, a member of the Board of Directors of Greystone.

NOTE 7.     RELATED PARTY TRANSACTIONS
            --------------------------

            TRANSACTIONS WITH BILL HAMILTON, FORMER VICE PRESIDENT OF PRODUCTION
            --------------------------------------------------------------------

            Bill Hamilton owns a trucking company, Greystone-Bill Hamilton Trucking, which provided freight services totaling $829,672 and $699,966, respectively, for fiscal 2005 through March 8, 2005, the date of Mr. Hamilton's resignation, and fiscal year 2004, respectively. Greystone believes that the freight rates are equivalent to an arms-length transaction. In addition, GSM paid or accrued fees totaling $117,716 and $246,870 in 2005 through the date of his resignation and 2004, respectively, for grinding services to Whaco Plastics, an entity also owned by Bill Hamilton.

            TRANSACTIONS WITH NYOK PARTNERS
            -------------------------------

            Effective as of October 31, 2004, NYOK Partners, a general partnership owned by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greystone's Vice Chairman, purchased certain grinding equipment from GSM, at its net book value of $259,000, which approximates the market value of such equipment, in exchange for the cancellation of a like amount of indebtedness. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment.

            Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM to lease a Cincinnati Milacron Plastics Injection Molding Machine for a five-year term at the rate of $21,136 per month. At the end of such five-year term, GSM has the right to purchase the machine from NYOK for $100,000. The lease is reflected on Greystone's financial statements as a capitalized lease.

            TRANSACTIONS WITH GREYSTONE PROPERTIES, LLC
            -------------------------------------------

            Effective as of July 1, 2004, Greystone Properties, LLC, a limited liability company owned by Robert B. Rosene, Jr., a member of Greystone's Board of Directors, and Warren Kruger, Vice Chairman, entered into an industrial lease with GSM, pursuant to which Greystone Properties, LLC agreed to lease a building containing 60,000 square feet of space to GSM for ten years in exchange for lease payments of $25,000 per month. Greystone paid Greystone Properties, LLC, rent of $20,000 per month for the period from August 1, 2004 to October 31, 2004 and began paying $25,000 per month beginning November 30, 2004. The industrial building is located adjacent to Greystone's plant in Bettendorf, Iowa.

            TRANSACTIONS WITH PAUL KRUGER, A SIGNIFICANT STOCKHOLDER
            --------------------------------------------------------

            Until September 8, 2003, Greystone had a $7,000,000 note payable to Paul Kruger, a significant stockholder, at an interest rate of prime plus 3%, due June 4, 2004, secured by all of Greystone's assets. Interest paid on the indebtedness to Paul Kruger was $131, 250 and $133,824 in 2005 and 2004, respectively. Effective September 8, 2003, Greystone completed a sale and leaseback transaction whereby it sold for agreed upon prices its plant for $1,350,000 and certain production equipment for $5,710,698, including expenses, to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for the $7,000,000 note payable and accrued interest of $60,698, which resulted in no gain or loss on the transaction. The lease agreement for the plant is a three-year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental after the first six months of $48,000 beginning March 8, 2004. Initially the rental payments on the equipment lease were capitalized as prepaid expense and amortized using the unit of production method so the cost is allocated pro rata based on the estimated number of pallets to be produced during the term of the lease. During 2005 and 2004, the total amounts paid to 1607 Commerce Limited Partnership under these leases totaled $657,200 and $255,480, respectively. Effective March 1, 2005, Greystone notified 1607 Commerce Limited Partnership that pursuant to the breach of certain provisions of the building lease, Greystone considered the lease on the building located at 1607 West Commerce, Dallas, Texas, terminated. As discussed in Note 16, Greystone has recorded an impairment expense in fiscal year 2005 with respect to the equipment lease.

            TRANSACTIONS WITH WARREN KRUGER, VICE CHAIRMAN
            ----------------------------------------------

            Interest paid or accrued on notes and advances to entities owned or controlled by Warren Kruger total $40,629 and $56,715 in 2005 and 2004, respectively. Greystone also reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month. At May 31, 2005, advances payable to Warren Kruger total $452,216.

            TRANSACTIONS WITH ROBERT ROSENE, DIRECTOR
            -----------------------------------------

            Robert Rosene, Director, advanced Greystone $500,000 in May 2005. Interest is not being accrued on the advance.

            TRANSACTIONS WITH BRYAN KIRCHMER, FORMER DIRECTOR
            -------------------------------------------------

            Greystone had a contract with a consulting engineering firm for the design and supervision of the construction of the new production equipment. Bryan Kirchmer, a former director of Greystone, is the president of the consulting engineers. Fees were paid to the engineering firm were $4,110 and consulting fees of $22,500 were paid to Mr. Kirchmer, individually, during fiscal year 2004 through the date of his resignation.

            TRANSACTIONS WITH WILLIAM PRITCHARD, FORMER DIRECTOR
            ----------------------------------------------------

            William Pritchard, a former director of Greystone, provided legal services through a law firm of which he is of counsel. The fees paid in 2004, through the date of his resignation, total $36,009.

            TRANSACTIONS WITH WESTGATE CAPITAL, L.L.C.
            ------------------------------------------

            During fiscal year 2005, Greystone accrued a licensing fee of $400,000 payable to Westgate Capital, L.L.C., an entity of which Warren Kruger, Vice Chairman and Director, is a member. The licensing agreement relates to the use of a fire retardant formula in the manufacture of plastic pallets. See Note 15, Commitments and Contingencies, for further discussion of the licensing fee.

            OTHER TRANSACTIONS
            ------------------

            See also Note 9, "Stockholders' Equity."

NOTE 8.     FEDERAL INCOME TAXES
            --------------------

            Deferred taxes as of May 31, 2005 and 2004 are as follows:

                                                        2005           2004
                                                        ----           ----
            Deferred Tax Assets:
               Net operating loss                   $  8,407,180    $ 6,847,091
               Amortization of intangibles             1.862.650         82,694
               Loss on investment                      1,057,740      1,057,740
               Accrued expenses                          131,226        151,148
               Allowance for doubtful accounts            64,724         23,707
                                                    ------------    -----------
                  Total deferred tax assets           11,523,520      8,162,380

            Deferred Tax Liabilities:
               Depreciation of property and
                 equipment, Tax in excess of
                 financial reporting                     (45,636)      (244,806)
                                                    ------------    -----------
                                                      11,477,884      7,917,574
            Less: Valuation allowance                (11,447,884)    (7,917,574)
                                                    ------------    -----------

                  Total                             $        --     $       --
                                                    ============    ===========


            Management has provided a valuation allowance for the full amount of the deferred tax asset as Greystone continues to incur substantial losses from its operations. While management projects that the products being developed will be profitable and the deferred asset will ultimately be realized, Greystone has not yet reached sufficient reliability on product acceptance and marketability to reduce the valuation allowance.

            The net change in deferred taxes for the year ended May 31, is as follows:

                                                        2005            2004
                                                        ----            ----

            Net operating loss                      $  1,560,089    $     7,211
            Depreciation of property and equipment       199,170        394,541
            Amortization of intangibles                1,779,956         66,706
            Accrued expenses                             (19,922)       151,148
            Loss on investments                              --         (93,330)
            Allowance for doubtful accounts               41,017         23,707
            Change in valuation allowance             (3,560,310)      (549,983)
                                                    ------------    -----------

                Total                               $        --     $       --
                                                    ============    ===========

            Greystone's effective tax rate for the year ended May 31, differs from the federal statutory rate as follows:

                                                        2005            2004
                                                        ----            ----
            Tax benefit using statutory rates       $  3,543,420    $ 1,013,602
            Effect of rate adjustment                        --        (272,601)
            Net change in valuation allowance         (3,560,310)      (549,983)
            Other                                         16,890       (191,018)
                                                    ------------    -----------

            Tax benefit, per financial statements   $        --     $       --
                                                    ============    ===========

            Greystone has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2005 of $24,727,000 as follows:

                                    Year of
                   Amount          Expiration
                   ------          ----------

                 $1,290,000           2012
                  1,291,000           2018
                  5,871,000           2019
                  2,634,000           2020
                    883,000           2021
                  2,370,000           2022
                  4,167,000           2023
                  1,632,000           2024
                  4,589,000           2025

NOTE 9.     STOCKHOLDERS' EQUITY
            --------------------

            During fiscal year 2005, Greystone sold shares of common stock at a rate of $0.35 per share plus warrants to officers, directors and unrelated parties, as follows:

                                                                      Warrants Exercisable at
                                                                      -----------------------
             Officer/Director            Shares         Amount      $0.6625    $0.795   $0.9275
             ----------------            ------         ------      -------    ------   -------
      Marshall Cogan,                  1,428,571       $500,000      75,472    62,893    53,908
      Non-executive Chairman

      Robert Rosene, Director          2,770,951       $969,833(1)  146,390   121,992   104,565

      Warren Kruger, Vice Chairman     1,473,347       $515,671(2)   77,837    64,864    55,598
      and Director

      Robert Nelson,                     285,714(3)    $100,000      15,094    12,579    10,782
      Chief Financial Officer

      Westgate Capital, LLC(4)         1,142,857       $400,000      60,377    50,314    43,127

      All Others                       4,139,310     $1,448,759     218,683   182,236   156,203
                                      ----------     ----------     -------   -------   -------
            Total                     11,240,750      3,934,263     593,853   494,878   424,183
                                      ==========     ==========     =======   =======   =======

      --------------------
      (1) Includes a cash payment of $750,000 and the exchange of debt and accrued interest of $219,833 owed by Greystone to Mr. Rosene.
      (2) The total amount represents debt and accrued interest owed by Greystone to Mr. Kruger.
      (3)  This stock was acquired and is owned by Mr. Nelson's wife.
      (4)  Warren Kruger is a member of Westgate Capital Company, L.L.C.


            In March 2005, Greystone issued for services, 30,000 shares of common stock valued at $15,900 ($0.53 per share).

            Each of Messrs. Cogan, W. Kruger, Rosene and Nelson entered into a limited guaranty agreement on $2,500,000 of the $5,500,000 term loan with F&M Bank and Trust Company. In addition, Mr. Rosene entered into a pledge and security agreement with F&M Bank pursuant to which Mr. Rosene pledged a certificate of deposit in the face amount of $1,000,000 as security for payment under the F&M term note. As consideration for agreeing to enter into the limited guaranty for the benefit of Greystone, Greystone's Board of Directors authorized Greystone to enter into warrant agreements with each of the guarantors, pursuant to which each guarantor shall have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share and, as consideration for agreeing to enter into the pledge agreement for the benefit of Greystone, Greystone's Board of Directors authorized Greystone to enter into a warrant agreement with Mr. Rosene, pursuant to which Mr. Rosene shall immediately have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share. Greystone's Board of Directors further authorized Greystone to enter into warrant agreements with each of Messrs. W. Kruger and Rosene as guarantors of the $1,500,000 line of credit with F&M Bank, pursuant to which each guarantor shall have the right to purchase 500,000 shares of Greystone's common stock at an exercise price of $0.50 per share and, as consideration for agreeing to enter into the pledge agreement for the benefit of Greystone.

            In September, 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, to Paul Kruger, a major stockholder of Greystone, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100.00 and a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. On March 9, 2005, the Series 2003 Preferred Stock was purchased from Paul Kruger by GLOG Investment, L.L.C., a limited liability company of which the members are Warren Kruger, Vice Chairman and Director, Robert Nelson, Chief Financial Officer, Marshall Cogan, Non-Executive Chairman, and Robert Rosene, Director.

            In September, 2003, the holders of the outstanding Series 2001 cumulative, convertible preferred stock, 750,000 shares, converted the preferred stock into 5,250,000 shares of common stock for an exchange rate of $1.429 per share.

            In September, 2003, Warren Kruger, Vice Chairman, exchanged $900,000 of debt for 629,811 shares of common stock at a rate of $1.429 per share

            The Board of Directors authorized issuance of common stock in lieu of cash to pay the dividends on the Series 2001 preferred stock. The rate of exchange is based on the market value of the stock on the date authorized. The issuances are as follows:

                                     Preferred    Common Stock    Rate per Share
             Dividend Date            Dividend       Issued         of Common
             -------------            --------       ------         ---------

            June 30, 2003             $224,384      560,959           $0.40

            September 8, 2003         $172,603      410,959           $0.42


NOTE 10.    STOCK OPTIONS
            -------------

            Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 16,015,000 are available for grant as of May 31, 2005. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the three years ended May 31, 2005:

                                                                      Weighted
                                                                      Average
                                                          Shares      Exercise
                                                          (000's)      Price
                                                          ------      -------
            Options outstanding at May 31, 2002              880      $  2.92
              Options granted                                760         0.88
              Options exercised                              (25)        2.00
              Options cancelled                              (30)        2.00
                                                          ------      -------

            Options outstanding at May 31, 2003            1,585         1.96
              Options granted                                350         0.54
                                                          ------      -------

              Options outstanding at May 31, 2004          1,935         1.68
              Options granted                              2,250         0.50
              Options cancelled                             (225)        0.50
                                                          ------      -------

              Options outstanding at May 31, 2005          3,960      $  1.01
                                                          ======      =======

              Exercisable as of May 31, 2003                 555      $  2.70
                                                          ======      =======

              Exercisable as of May 31, 2004               1,131      $  2.16
                                                          ======      =======

              Exercisable as of May 31, 2005               2,045      $  1.41
                                                          ======      =======

            With respect to options outstanding at May 31, 2005:


                             Options      Weighted      Weighted
                Range      Outstanding  Average Life  Average Price  Exercisable
                -----      -----------  ------------  -------------  -----------

             $0.42-$0.65    3,010,000     7.1 years        $0.50      1,207,500

            $1.429-$1.60      225,000     5.9 years        $1.57        147,500

                $2.00         135,000     3.4 years        $2.00        135,000

            $3.125-$4.00      590,000     6.4 years        $3.18        555,000
                              -------                                   -------

                Total       3,960,000     6.3 years        $1.01      2,045,000

            Greystone applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Greystone determined compensation cost at the grant date based on fair value under SFAS No. 123, Greystone's net loss would have been increased to the pro forma amount indicated below:

                                                         2005           2004
                                                     ------------   -----------
               Net loss to common shareholders:
                 As reported                         $(14,633,880)  $(3,635,100)

            Pro forma                                $(14,648,880)  $(3,654,691)

            Per share:
            As reported                              $      (0.82)  $     (0.33)

            Pro Forma                                $      (0.82)  $     (0.33)

            The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

                      Dividend Yield                             None
                      Expected Volatility                        1.36
                      Risk Free Interest Rate                    4%
                      Expected Holding Period                    5 years

NOTE 11.    FINANCIAL INSTRUMENTS
            ---------------------

            Greystone's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2005 and 2004.

NOTE 12.    SUPPLEMENTAL INFORMATION OF CASH FLOWS
            --------------------------------------

            Supplemental information of cash flows for the years ended May 31:

                                                            2005         2004
                                                            ----         ----
            Non-cash activities
               Common stock issuances:
                   Retirement of debt                    $2,100,163     $900,000
                   Dividends on preferred stock                 --       396,987
               Debt issued in acquisition of assets
                  of Greystone Plastics, Inc.                   --     8,299,454
               Capital lease                              1,025,475          --
               Retirement of debt in exchange for
                  property and equipment                    259,000    7,060,698
               Note receivable from sale of equipment           --      314,000

            Interest paid                                   844,646      599,795
            Taxes paid                                          --           --



NOTE 13.    OPERATING LEASES
            ----------------

            Rental expense on operating leases totaled $421,860 and $254,480 during 2005 and 2004. Commitments for operating leases for the five years after May 31, 2005 are $876,000, $876,000, $876,000, $876,000,
            and $876,000 and $4,032,000 thereafter. Operating leases are described further in Note 7, under the headings "Transactions with Paul Kruger, a significant stockholder," for the equipment lease and Transactions with "Transactions with Greystone Properties, LLC," for the industrial lease.

NOTE 14.    ACQUISITION
            -----------

            Effective September 8, 2003, Greystone acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by a newly formed, wholly-owned subsidiary of Greystone, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by Greystone Manufacturing, L.L.C. to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by Greystone Manufacturing, L.L.C. to Bill Hamilton, one of the owners of Greystone Plastics, Inc, at 6% interest, due February, 2008. The cash payment was financed through the issuance of Series 2003 cumulative convertible preferred stock in the amount of $5,000,000 (see Note 9, "Stockholders'

            Equity"). The acquisition cost of $12,500,000 plus closing costs of $47,913 consisted of inventory of $499,870, building and equipment of $5,735,695, intangibles (patent and customer contracts) of $3,003,245 and goodwill of $3,309,103.

NOTE 15.    CONCENTRATIONS OF CREDIT RISK
            -----------------------------

            Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits. As of May 31, 2005, Greystone's bank balances did not exceed federally insured limits.

NOTE 16.    IMPAIRMENTS AND RELOCATION COSTS
            --------------------------------

            During fiscal year 2005, Greystone recorded impairment charges of $5,719,658 as follows: $4,957,227 relating to the goodwill and intangible costs resulting from the acquisition of the assets and operations of Greystone Plastics and $762,431 on damaged or obsolete equipment. During fiscal year 2004, Greystone recorded $219,753 for abandonment of leasehold improvements and estimated costs to settle the outstanding lease agreement on the property.

            During 2005, Greystone accrued an additional $355,000 for estimated costs to terminate the lease on its Dallas, Texas plant, which was abandoned in the prior fiscal year.

NOTE 17.    COMMITMENTS AND CONTINGENCIES
            -----------------------------

            Greystone derives, and expects that in the foreseeable future it will continue to derive, a substantial amount of its revenue from a few large customers of which 2005 sales totaling $7,561,204 came from one customer. There is no assurance that Greystone will retain this customer's business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

            As discussed in Note 7, under the subheading "Transactions with Paul Kruger, a significant stockholder," Greystone leases its PIPER injection molding machine at the rate of $48,000 per month. The lease is classified as an operating lease, and there are approximately nine years remaining on the term. The equipment is currently capable of operating at approximately 20 to 25 percent of capacity. If Greystone is not successful in increasing the production from this equipment to acceptable levels, future operating results will be adversely affected.

NOTE 18.    RESTATEMENT OF FINANCIAL STATEMENTS
            -----------------------------------

            On August 26, 2005, Greystone's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on the customer's purchase order in effect at the time of the acquisition. Greystone has calculated this value, $2,855,332, based on the estimated present value of the future profits to be derived from sales to such customer. Further, the accounting treatment for the value of the customer's purchase order should provide for the amortization of such cost over the estimated life based on unit sales. The financial statements for the year ended May 31,2004 have been restated to reflect the related amortization expense as discussed more fully in Greystone's Form 10-KSB/A. The net loss available to common stockholders as reported on Greystone's Form 10-QSB for the first three quarters of fiscal year 2005 is restated to reflect the related amortization expense, as follows:

                                   As Reported                  As Restated
                                   -----------                  -----------
        Period                 Amount      Per Share       Amount      Per Share
        ------                 ------      ---------       ------      ---------

February 28, 2005:
 Nine months then ended     $(2,185,398)   $  (0.14)    $(2,718,381)   $  (0.17)
 Three months then ended       (717,448)      (0.03)       (944,166)      (0.04)
November 30, 2004:
 Nine months then ended      (1,467,950)      (0.11)     (1,774,215)      (0.13)
 Three months then ended     (1,118,209)      (0.09)     (1,255,324)      (0.10)
August 31, 2004:
 Three months then ended       (349,741)      (0.03)       (518,891)      (0.04)