Form 10QSB
period 2005-08-31
GREYSTONE LOGISTICS, INC.
filed 2005-10-17
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 7, 2005 - 24,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

             Condensed Consolidated Balance Sheets as of August 31,
             2005 and May 31, 2005                                            1

             Condensed Consolidated Statement of Operations
             For the Three Month Periods Ended August 31, 2005 and 2004       2

             Condensed Consolidated Statements of Cash Flows
             For the Three Month Periods Ended August 31, 2005 and 2004       3

             Notes to Financial Statements                                    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            5

ITEM 3.  CONTROLS AND PROCEDURES                                              9

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             9

SIGNATURES                                                                   11

ITEM 1.  FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             AUGUST 31,          MAY 31,
                                                                                2005              2005
                                                                            ------------      ------------
                                                   ASSETS
                                                   ------
CURRENT ASSETS:
      Cash                                                                  $     74,353      $      1,410
      Accounts receivable, net of allowance for doubtful
          accounts of $190,364 at August 31, 2005 and May 31, 2005             1,526,836         1,573,635
      Inventory                                                                  797,947           535,523
      Prepaid expenses                                                              --              10,932
                                                                            ------------      ------------
          TOTAL CURRENT ASSETS                                                 2,399,136         2,121,500

PROPERTY, PLANT AND EQUIPMENT,
      net of accumulated depreciation of $1,481,944 and
      $1,312,056 at August 31, 2005 and May 31, 2005, respectively             8,258,729         7,189,652

OTHER ASSETS:
      Patents, net of accumulated amortization                                   162,486           164,951
                                                                            ------------      ------------

TOTAL ASSETS                                                                $ 10,820,351      $  9,476,103
                                                                            ============      ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                  ----------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                     $  2,424,180      $  2,117,222
      Advances payable - related party                                         2,127,716           952,216
      Accounts payable and accrued expenses                                    2,637,419         2,631,676
      Preferred dividends payable                                                153,237            33,785
                                                                            ------------      ------------
          TOTAL CURRENT LIABILITIES                                            7,342,552         5,734,899

LONG-TERM DEBT                                                                 8,748,088         8,026,739

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
        50,000 shares outstanding, liquidation preference of $5,000,000                5                 5
      Common stock, $0.0001 par value, 5,000,000,000 shares
        authorized, 24,061,201 outstanding                                         2,406             2,406
      Additional paid-in capital                                              52,214,532        52,214,532
      Deficit                                                                (57,487,232)      (56,502,478)
                                                                            ------------      ------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                      (5,270,289)       (4,285,535)
                                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $ 10,820,351      $  9,476,103
                                                                            ============      ============

          The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED AUGUST 31,
                                                                               ------------------------------
                                                                                   2005              2004
                                                                               ------------      ------------
                                                                                                    (NOTE 4)
Sales                                                                          $  2,909,104      $  2,170,230

Cost of Sales, including depreciation expense of
      $179,496 and $281,920                                                       3,010,646         1,910,568
                                                                               ------------      ------------

Gross Profit (Loss)                                                                (101,542)          259,662

Expenses:
      General, selling and administration expenses                                  561,562           507,070
                                                                               ------------      ------------

Operating Loss                                                                     (663,104)         (247,408)

Other Income (Expense):
      Other income                                                                   71,016             8,006
      Interest expense                                                             (238,751)         (187,400)
                                                                               ------------      ------------
          Total Other Income (Expense)                                             (167,735)         (179,394)
                                                                               ------------      ------------

Net Loss                                                                           (830,839)         (426,802)

Preferred Dividends                                                                 153,915            92,089
                                                                               ------------      ------------

Net Loss Available to Common Stockholders                                      $   (984,754)     $   (518,891)
                                                                               ============      ============

Loss Available to Common Stockholders
      Per Share of Common Stock - Basic and Diluted                            $      (0.04)     $      (0.04)
                                                                               ============      ============

Weighted Average Shares of Common Stock Outstanding                              24,061,000        12,790,000
                                                                               ============      ============


            The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED AUGUST 31,
                                                                               ------------------------------
                                                                                   2005              2004
                                                                               ------------      ------------
                                                                                                    (NOTE 4)
Cash Flows from Operating Activities:
      Net Loss                                                                 $   (830,839)     $   (426,802)
      Adjustments to reconcile net loss to cash used
        in operating activities
          Depreciation and amortization                                             179,496           281,920
          Loss on sale of equipment                                                  12,857              --
          Changes in accounts receivable                                             46,799          (108,945)
          Changes in inventory                                                     (262,424)         (179,019)
          Changes in prepaid expenses                                                10,932              --
          Changes in accounts payable and accrued expenses                           25,743           231,144
          Changes in preferred dividends payable                                    119,452             1,713
                                                                               ------------      ------------
               Net cash used in operating activities                               (697,984)         (199,989)

Cash Flows from Investing Activities:
      Purchase of property and equipment                                         (1,278,965)         (151,154)
                                                                               ------------      ------------
                                                                                 (1,278,965)         (151,154)

Cash Flows from Financing Activities:
      Proceeds from notes and advances payable                                    2,344,225           925,000
      Payments on notes and advances payable                                       (140,418)         (528,219)
      Dividends paid on preferred stock                                            (153,915)          (92,089)
                                                                               ------------      ------------
          Cash provided by financing activities                                   2,049,892           304,692
                                                                               ------------      ------------

Net Increase (Decrease) in Cash                                                      72,943           (46,451)
Cash, beginning of period                                                             1,410           274,085
                                                                               ------------      ------------

Cash, end of period                                                            $     74,353      $    227,634
                                                                               ============      ============

Supplemental Information:
      Interest paid                                                            $    165,135      $    148,122
                                                                               ============      ============




            The accompanying notes are an integral part of these consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2005, and the results of its operations for the three month periods ended August 31, 2005 and 2004 and its cash flows for the three month periods ended August 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2005 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of approximately $4,943,416, a stockholders' deficiency of $5,270,289 and continuing losses from operations at August 31, 2005, reflect the uncertain financial condition of Greystone and its inability to obtain long term financing until it is able to attain profitable operations.

     2. The results of operations for the three month periods ended August 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the three month periods ended August 31, 2005 and August 31, 2004, the weighted average common shares outstanding are 24,061,000 and 12,790,000. Convertible preferred stock and warrants are not considered as their effect is antidilutive.

     4. As discussed in Greystone's Form 10-KSB as of May 31, 2005, Greystone's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on the customer's purchase order in effect at the time of the acquisition. The accounting treatment for the value of the customer's purchase order should also provide for the amortization of such cost over the estimated life based on unit sales. The related amortization expense for the three months ended August 31, 2004 is $169,150. Accordingly, the statements of operations and cash flows for the three months ended August 31, 2004 have been restated. The remaining unamortized portion of the value of the customer's purchase order was deemed to be fully impaired at May 31, 2005 and, accordingly, was charged to expense at that time.

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

     References to fiscal year 2006 ("2006") refer to the three month period ended August 31, 2005. References to fiscal year 2005 ("2005") refer to the three month period ended August 31, 2004.

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

PERSONNEL

     Greystone has approximately 84 full-time employees as of August 31, 2005 compared to 62 full-time employees as of August 31, 2004.

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


THREE MONTH PERIOD ENDED AUGUST 31, 2005, COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2004

     Sales for fiscal year 2006 are $2,909,104 compared to $2,170,230 in fiscal year 2005, for a increase of $738,874. The increase is primarily attributable to the addition of the fourth GSM production line during the quarter ended August 31, 2005.

     Cost of sales in fiscal year 2006 is $3,010,646, or 104% of sales, compared to $1,910,568 or 88% of sales, in fiscal year 2005. Expansion of manufacturing capacity through operating leases is the primary cause for the increase in cost of sales in fiscal year 2006. These expansions are fixed costs which are necessary, in the opinion of management, for the long term growth of the company. Because these rental costs are fixed in nature, the impact on cost of sales will decline as production and sales continue to increase.

     General and administrative expenses increased $54,492 from $507,070 in fiscal year 2005 to $561,562 in fiscal year 2006. The increase is primarily attributable to an increase in payroll costs offset in fiscal 2005 by a decrease in amortization expense. As Greystone has continued to expand its operations, it has added personnel. Greystone added Bobby Moore as President and Chief Executive Officer effective August 15, 2005, Robert Nelson as Chief Financial Officer effective October 1, 2004 and other administrative personnel for the GSM plant. The fiscal year 2005 general and administrative expense includes amortization expense of $169,150 for an intangible asset which was written off in the fourth quarter of fiscal year 2005 by a charge to expense as an impairment.

     Interest expense increased $51,351 from $187,400 in fiscal year 2005 to $238,751 in fiscal year 2006. The increase is the result of additional borrowings to finance equipment acquisitions and working capital.

     The net loss increased $404,037 from $(426,802) in fiscal year 2005 to $(830,839) in fiscal year 2006 for the reasons discussed above.

     Preferred dividends increased $61,826 from $92,089 in fiscal year 2005 to $153,915 in fiscal year 2006. The dividend rate on the Series 2003 preferred stock is the prime rate of interest plus 3.25%. The increase in the prime rate of interest is the basis for the increase.

     After deducting preferred dividends, the net loss available to common shareholders is $(984,754), or $(0.04) per share, in fiscal year 2006 compared to $(518,891), or $(0.04) per share, in fiscal year 2005 for an increase of $465,863.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of August 31, 2005, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the nine months ended August 31, 2005 is as follows:

     Cash used in operating activities                       $   (697,984)

     Cash used in investing activities                         (1,278,965)

     Cash provided by financing activities                      2,049,892

     The cash used in investing activities was primarily for the acquisition in June 2005 of an additional plastic injection molding machine. Financing for this machine principally came from two loans - a $424,000 note payable to NYOK Partners, a general partnership owned equally by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greyston'es Vice Chairman at prime plus 1% rate of interest due June 2012 and a $500,000 note payable to Robert Rosene, a director of Greystone, at prime plus 1% due June 2012. In addition, Robert Rosene also advanced $1,100,000 to Greystone during the quarter ended August 31, 2005 which was used for working capital and equipment acquisitions.

     The contractual obligations of Greystone are as follows:

                                       LESS THAN                                OVER
                           TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                        -----------   ----------   ----------   ----------   ----------
     Long-term debt     $11,172,268   $2,424,180   $6,281,395   $  816,775   $1,649,918
     Operating leases     8,193,000      876,000    1,752,000    1,752,000    3,813,000
                        -----------   ----------   ----------   ----------   ----------
     Total              $19,365,268   $3,300,180   $8,033,395   $2,568,775   $5,462,918
                        ===========   ==========   ==========   ==========   ==========

     Greystone anticipates that the cash necessary for funding its operating activities will continue to decline based on projected increases in sales activity relating to the increased production from the two additional production lines - one in April 2005 and the other in August 2005. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2006, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of approximately $4,943,000 at August 31, 2005, which includes approximately $4,552,000 of advances from related parties and current portion of long-term debt and $2,637,000 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing.

     Greystone has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that Greystone has received through August 31, 2005, has been provided by loans, loan guarantees and equity financing from its officers and directors and common stock sales to its officers, directors and unrelated third parties. There is no assurance that the officers and directors will continue to provide loans or loan guarantees or purchase of equity securities of Greystone in the future.

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

     This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in the Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2005, which was filed on September 15, 2005. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Current Report on Form 10-QSB, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Current Report on Form 10-QSB were effective.

     During the quarter ended August 31, 2005, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

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


                                             GREYSTONE LOGISTICS, INC.
                                                  (Registrant)


Date: October 17, 2005                       /s/ Robert H. Nelson
                                             ------------------------------
                                             Chief Financial Officer