Form 10KSB/A
period 2005-05-31
GREYSTONE LOGISTICS, INC.
filed 2006-01-11
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the Fiscal Year Ended           MAY 31, 2005
                              ------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ___________________



     Commission file number               000-26331
                           ---------------------------------------------------





                            GREYSTONE LOGISTICS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          OKLAHOMA                                          75-2954680
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 1613 EAST 15TH STREET, TULSA, OKLAHOMA                        74120
----------------------------------------         -------------------------------
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

           NONE                                                NONE
------------------------------                    ------------------------------


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



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one):  Yes  [_]     No  [X]

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS






PART II

Item 7.         Financial Statements .............................    4




PART III

Item 13.        Exhibits .........................................    4

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed by Greystone Logistics, Inc. (the "Company"), as Amendment No. 1 (the "Amendment") to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 (the "Prior Form 10-KSB"), to amend Part II, Item 7 and Part III, Item 13 of the Prior Form 10-KSB. In general, the Amendment is being filed to revise notes 16 and 18 to the financial statements contained in the Prior Form 10-KSB. Although the Amendment amends and restates Part II, Item 7 and Part III, Item 13 of the Prior Form 10-KSB in their entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to May 31, 2005.


PART II.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of Greystone are set forth on pages F-1 through F-22 inclusive, found at the end of this report.


ITEM 13. EXHIBITS

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

4.1 Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

10.27 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003). Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003

10.28** (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

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

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

10.43 License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated March 1, 2005 (incorporated herein by reference to Exhibit 10.43 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2005, which was filed with the SEC on September 15,
         2005).

11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

21.1 Subsidiaries of Greystone Logistics, Inc. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2005, which was filed with the SEC on September 15,
         2005).

23.1     Consent of Murrell, Hall, McIntosh & Co., PLLP (submitted herewith).

31.1 Certification of Chief Financial Officer (and interim principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and
         Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1 Certification of Chief Financial Officer (and interim principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GREYSTONE LOGISTICS, INC.
                                         (Registrant)


Date:    01/10/06                    /s/ Robert H. Nelson
                                     -------------------------------------------
                                     Robert H. Nelson, Chief Financial Officer
                                     (Principal Financial Officer, Principal
                                     Accounting Officer and Interim Principal
                                     Executive Officer)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    01/10/06                    /s/ Robert H. Nelson
                                     -------------------------------------------
                                     Robert H. Nelson, Chief Financial Officer
                                     (Principal Financial Officer, Principal
                                     Accounting Officer and Interim Principal
                                     Executive Officer)


Date:    01/10/06                    /s/ Marshall S. Cogan
                                     -------------------------------------------
                                     Marshall S. Cogan, Director


Date:    01/10/06                    /s/ Warren F. Kruger
                                     -------------------------------------------
                                     Warren F. Kruger, Director


Date:    01/10/06                    /s/ Robert B. Rosene
                                     -------------------------------------------
                                     Robert B. Rosene, Jr., Director

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm..................... F-1

Consolidated Balance Sheet.................................................. F-2

Consolidated Statements of Operations ...................................... F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)..... F-4

Consolidated Statements of Cash Flows ...................................... F-5

Notes to Consolidated Financial Statements.................................. F-6

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


MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
August 30, 2005

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005



                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                               $      1,410
      Accounts receivable, net of allowance for doubtful
          accounts of $190,364                                              1,573,635
      Inventory                                                               535,523
      Prepaid expenses                                                         10,932
                                                                         ------------
          TOTAL CURRENT ASSETS                                              2,121,500

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION              7,189,652

OTHER ASSETS:
      Patents, net of accumulated amortization                                164,951
                                                                         ------------

TOTAL ASSETS                                                             $  9,476,103
                                                                         ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                  $  2,117,222
      Advances payable - related party                                        952,216
      Accounts payable and accrued expenses                                 2,631,676
      Preferred dividends payable                                              33,785
                                                                         ------------
          TOTAL CURRENT LIABILITIES                                         5,734,899

LONG-TERM DEBT                                                              8,026,739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $0.0001 par value, 20,750,000 shares
        authorized, 50,000 shares outstanding, liquidation
        preference of $5,000,000                                                    5
      Common stock, $0.0001 par value, 5,000,000,000 shares
        authorized, 24,061,201 outstanding                                      2,406
      Additional paid-in capital                                           52,214,532
      Deficit                                                             (56,502,478)
                                                                         ------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                   (4,285,535)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  9,476,103
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
                                                         ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                     Additional                         Total
                                                                                      Paid-In        Accumulated     Accumulated
                                 Preferred Stock              Common Stock            Capital          Deficit         Deficit
                            -------------------------   -------------------------   ------------    ------------    ------------
Balances, May 31, 2003          750,000   $        75     5,938,722   $       594   $ 41,969,124    $(42,040,998)   $    (71,205)

Common stock in lieu of
     preferred dividends           --            --         971,918            97        396,890        (396,987)           --

Preferred dividends paid
     or accrued                    --            --            --            --             --          (263,184)       (263,184)

Stock issued in exchange
     for debt                      --            --         629,811            63        899,937            --           900,000

Conversion of Series 2001
     preferred stock           (750,000)          (75)    5,250,000           525           (450)           --              --

Issuance of Series 2003
     preferred stock             50,000             5          --            --        4,999,995            --         5,000,000

Net loss                           --            --            --            --             --        (2,974,929)     (2,974,929)
                            -----------   -----------   -----------   -----------   ------------    ------------    ------------

Balances, May 31, 2004           50,000             5    12,790,451         1,279     48,265,496     (45,676,098)      2,590,682

Preferred dividends paid
     or accrued                    --            --            --            --             --          (404,555)       (404,555)

Stock issued in exchange
     for debt                      --            --       5,985,037           598      2,099,565            --         2,100,163

Issuance of common stock           --            --       5,285,713           529      1,849,471            --         1,850,000

Net loss                           --            --            --            --             --       (10,421,825)    (10,421,825)
                            -----------   -----------   -----------   -----------   ------------    ------------    ------------

Balances, May 31, 2005           50,000   $         5    24,061,201   $     2,406   $ 52,214,532    $(56,502,478)   $ (4,285,535)
                            ===========   ===========   ===========   ===========   ============    ============    ============


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

       Intangible cost consists of the valuation of a customer contract acquired in connection with the acquisition of the assets of Greystone Plastics, Inc. effective September 8, 2003. The intangible is being amortized by the unit of production method based on unit sales to the customer.

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

NOTE 3.     INVENTORY
            ---------

       Inventory at May 31, 2005 consists of:

         Raw materials                                           $   446,809
         Finished goods                                               88,714
                                                                 -----------
         Total inventory                                         $   535,523
                                                                 ===========


NOTE 4.     PROPERTY, PLANT AND EQUIPMENT
            -----------------------------

       A summary of the property, plant and equipment at May 31, 2005, is as follows:

         Production machinery and equipment                      $ 5,780,346
         Building and land                                         2,583,116
         Furniture and fixtures                                      138,246
                                                                 -----------
                                                                   8,501,708
            Less: accumulated depreciation                        (1,312,056)
                                                                 -----------
                                                                 $ 7,189,652
                                                                 ===========

       Depreciation expense for the years ended May 31, 2005 and 2004 is $591,905 and $377,788, respectively.


NOTE 5.     OTHER ASSETS
            ------------

       At May 31, 2005 other assets consist of:

         Patents, net of accumulated amortization of $41,387     $   149,351
         Investments                                                   5,000
              Deposits and other                                      10,600
                                                                 -----------
                  Total Other Assets                             $   164,951
                                                                 ===========

       Amortization of intangibles was $704,696 and $515,576 in 2005 and 2004, respectively.

       Included in amortization expense is $693,206 and $514,002 for 2005 and 2004, respectively, from amortization of the capitalized valuation of the customer contract acquired in the acquisition of the assets of Greystone Plastics, Inc.

NOTE 6.     LONG-TERM DEBT AND ADVANCES PAYABLE
            -----------------------------------

       Long-term debt at May 31, 2005 consists of the following:

         Note payable to F&M Bank & Trust Company, prime rate
          of interest plus 2% (8% at May 31, 2005),  monthly
          payments based on 15-year amortization, due March 18,
          2008                                                   $ 5,477,650

         Note payable to F&M Bank & Trust Company, prime rate
          of interest plus 1% (7% at May 31, 2005), due January
          5, 2006                                                  1,500,000


         Note payable to Greystone Plastics, Inc., 7%
          interest, due September 7, 2018, secured by land and
          building with net book value of $2,215,207               2,236,109

         Capitalized lease purchase agreement with related
          party, 7.5% interest, $23,136 payable monthly, due
          February 18, 2009                                          911,327

         Other notes payable                                          18,875
                                                                 -----------
          Total                                                   10,143,961

         Less: Current portion                                     2,117,222
                                                                 -----------
         Long-term debt                                          $ 8,026,739
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

       TRANSACTIONS WITH NYOK PARTNERS
       -------------------------------

       Effective as of October 31, 2004, NYOK Partners, a general partnership owned by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greystone's Vice Chairman, purchased certain grinding equipment from GSM, at its net book value of $259,000, which approximates the market value of such equipment, in exchange for the cancellation of a like amount of indebtedness. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant to which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment.

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

       TRANSACTIONS WITH BRYAN KIRCHMER, FORMER DIRECTOR
       -------------------------------------------------

       Greystone had a contract with a consulting engineering firm for the design and supervision of the construction of the new production equipment. Bryan Kirchmer, a former director of Greystone, is the president of the consulting engineers. Fees paid to the engineering firm were $4,110 and consulting fees of $22,500 were paid to Mr. Kirchmer, individually, during fiscal year 2004 through the date of his resignation.

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

       OTHER TRANSACTIONS
       ------------------

       See also Note 9, "Stockholders' Equity."

NOTE 8.     FEDERAL INCOME TAXES
            --------------------

       Deferred taxes as of May 31, 2005 and 2004 are as follows:

                                                             2005                2004
                                                        --------------      --------------
         Deferred Tax Assets:
            Net operating loss                          $    8,407,180      $    6,847,091
            Amortization of intangibles                      1,862,650              82,694
            Loss on investment                               1,057,740           1,057,740
            Accrued expenses                                   131,226             151,148
            Allowance for doubtful accounts                     64,724              23,707
                                                        --------------      --------------
               Total deferred tax assets                    11,523,520           8,162,380

         Deferred Tax Liabilities:
            Depreciation of property and equipment,
               Tax in excess of financial reporting            (45,636)           (244,806)
                                                        --------------      --------------
                                                            11,477,884           7,917,574
         Less: Valuation allowance                         (11,447,884)         (7,917,574)
                                                        --------------      --------------
               Total                                    $         --        $         --
                                                        ==============      ==============

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

       The net change in deferred taxes for the year ended May 31, is as follows:

                                                             2005                2004
                                                        --------------      --------------
         Net operating loss                             $    1,560,089      $        7,211
         Depreciation of property and equipment                199,170             394,541
         Amortization of intangibles                         1,779,956              66,706
         Accrued expenses                                      (19,922)            151,148
         Loss on investments                                      --               (93,330)
                                                        --------------      --------------
         Allowance for doubtful accounts                        41,017              23,707
         Change in valuation allowance                      (3,560,310)           (549,983)
                                                        --------------      --------------
             Total                                      $         --        $         --
                                                        ==============      ==============

       Greystone's effective tax rate for the year ended May 31, differs from the federal statutory rate as follows:

                                                             2005                2004
                                                        --------------      --------------
         Tax benefit using statutory rates              $    3,543,420      $    1,013,602
         Effect of rate adjustment                                --              (272,601)
                                                        --------------      --------------
         Net change in valuation allowance                  (3,560,310)           (549,983)
         Other                                                  16,890            (191,018)
                                                        --------------      --------------
         Tax benefit, per financial statements          $         --        $         --
                                                        ==============      ==============

       Greystone has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2005 of $24,727,000 as follows:

                                                     Year of
                              Amount                Expiration
                              ------                ----------
                           $ 1,290,000                 2012
                             1,291,000                 2018
                             5,871,000                 2019
                             2,634,000                 2020
                               883,000                 2021
                             2,370,000                 2022
                             4,167,000                 2023
                             1,632,000                 2024
                             4,589,000                 2025

NOTE 9.     STOCKHOLDERS' EQUITY
            --------------------

       During fiscal year 2005, Greystone sold shares of common stock at a rate of $0.35 per share plus warrants to officers, directors and unrelated parties, as follows:

                                                                                 Warrants Exercisable at
                                                                                 -----------------------
    Officer/Director                   Shares            Amount           $0.6625         $0.795        $0.9275
                                     ----------        ----------        ----------     ----------     ----------
Marshall Cogan,                       1,428,571        $  500,000            75,472         62,893         53,908
Non-executive Chairman

Robert Rosene, Director               2,770,951        $  969,833(1)        146,390        121,992        104,565

Warren Kruger, Vice Chairman and      1,473,347        $  515,671(2)         77,837         64,864         55,598
Director

Robert Nelson,                          285,714(3)     $  100,000            15,094         12,579         10,782
Chief Financial Officer

Westgate Capital, LLC(4)              1,142,857        $  400,000            60,377         50,314         43,127

All Others                            4,139,310        $1,448,759           218,683        182,236        156,203
                                     ----------        ----------        ----------     ----------     ----------
        Total                        11,240,750         3,934,263           593,853        494,878        424,183
                                     ==========        ==========        ==========     ==========     ==========

       ---------------------

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

       In September, 2003, Warren Kruger, Vice Chairman, exchanged $900,000 of debt for 629,811 shares of common stock at a rate of $1.429 per share

       The Board of Directors authorized issuance of common stock in lieu of cash to pay the dividends on the Series 2001 preferred stock. The rate of exchange is based on the market value of the stock on the date authorized. The issuances are as follows:

                                                                      Rate
                                     Preferred      Common Stock    per Share
Dividend Date                         Dividend         Issued       of Common
-------------                         --------         ------       ---------
June 30, 2003                        $  224,384        560,959     $     0.40

September 8, 2003                    $  172,603        410,959     $     0.42

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
                                                                       Weighted
                                                                       Average
                                                          Shares       Exercise
                                                          (000's)       Price
                                                         --------      --------
         Options outstanding at May 31, 2002                  880      $   2.92
                 Options granted                              760          0.88
                 Options exercised                            (25)         2.00
                 Options cancelled                            (30)         2.00
                                                         --------      --------

         Options outstanding at May 31, 2003                1,585          1.96
                 Options granted                              350          0.54
                                                         --------      --------

                 Options outstanding at May 31, 2004        1,935          1.68
                 Options granted                            2,250          0.50
                 Options cancelled                           (225)         0.50
                                                         --------      --------

                 Options outstanding at May 31, 2005        3,960      $   1.01
                                                         ========      ========

                 Exercisable as of May 31, 2003               555      $   2.70
                                                         ========      ========

                 Exercisable as of May 31, 2004             1,131      $   2.16
                                                         ========      ========

                      Exercisable as of May 31, 2005        2,045      $   1.41
                                                         ========      ========

       With respect to options outstanding at May 31, 2005:

                                                      Weighted
                    Options          Weighted          Average
    Range          Outstanding     Average Life         Price        Exercisable
    -----          -----------     ------------         -----        -----------
 $0.42-$0.65        3,010,000        7.1 years       $     0.50       1,207,500

$1.429-$1.60
                      225,000        5.9 years       $     1.57         147,500

$       2.00          135,000        3.4 years       $     2.00         135,000

$3.125-$4.00
                      590,000        6.4 years       $     3.18         555,000
                   ----------       ----------       ----------      ----------

    Total           3,960,000        6.3 years       $     1.01       2,045,000


       Greystone applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Greystone determined compensation cost at the grant date based on fair value under SFAS No. 123, Greystone's net loss would have been increased to the pro forma amount indicated below:

                                                            2005                 2004
                                                      --------------      --------------
                 Net loss to common shareholders:
                          As reported                 $  (14,633,880)     $   (3,635,100)

            Pro forma                                 $  (14,648,880)     $   (3,654,691)

            Per share:
            As reported                               $        (0.82)     $        (0.33)

            Pro Forma                                 $        (0.82)     $        (0.33)

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

NOTE 12.    SUPPLEMENTAL INFORMATION OF CASH FLOWS
            --------------------------------------

       Supplemental information of cash flows for the years ended May 31:

                                                          2005           2004
                                                       ----------     ----------
         Non-cash activities
            Common stock issuances:
                Retirement of debt                     $2,100,163     $  900,000
                Dividends on preferred stock                 --          396,987
            Debt issued in acquisition of assets
               of Greystone Plastics, Inc.                   --        8,299,454
            Capital lease                               1,025,475           --
            Retirement of debt in exchange for
               property and equipment                     259,000      7,060,698
            Note receivable from sale of equipment           --          314,000

         Interest paid                                    844,646        599,795
         Taxes paid                                          --             --

NOTE 13.    OPERATING LEASES
            ----------------

       Rental expense on operating leases totaled $421,860 and $254,480 during 2005 and 2004. Commitments for operating leases for the five years after May 31, 2005 are $876,000, $876,000, $876,000, $876,000, and $876,000 and
       $4,032,000 thereafter. Operating leases are described further in Note 7, under the headings "Transactions with Paul Kruger, a significant stockholder," for the equipment lease and "Transactions with Greystone Properties, LLC," for the industrial lease.

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

NOTE 16.    IMPAIRMENTS AND RELOCATION COSTS
            --------------------------------

         IMPAIRMENTS
         -----------

       During fiscal year 2005, Greystone recorded impairment charges of $5,719,658 as follows: $3,309,103 relating to goodwill, $1,648,124 related to a customer contract and $762,431 relating to damaged or obsolete equipment. During fiscal year 2004, Greystone recorded impairment charges of $219,753 for the abandonment of leasehold improvements in its Dallas, Texas plant and estimated costs to settle the outstanding lease agreement on the property.

       GOODWILL IMPAIRMENT - In September 2003, Greystone acquired the assets and operations of Greystone Plastics, Inc. for an aggregate purchase price of $12,500,000. Greystone allocated $3,309,103 of the purchase price to goodwill. One of the primary reasons for the acquisition was to provide a catalyst to develop Greystone's business of manufacturing plastic pallets. Due to rising costs for raw materials, competition and Greystone's limited capitalization, the customer base acquired from Greystone Plastics, Inc. has not shown any significant expansion to date and management does not anticipate any material expansion in the immediate future. In addition, Greystone has expanded its manufacturing capability resulting in an increased cost per unit of production, which has affected current cash flows and will affect future cash flows. In connection with its annual review for impairment of goodwill, Greystone analyzed the expected future cash flows from the assets acquired from Greystone Plastics, Inc. and, since the expected future cash flows (as well as the discounted cash flows) of such asset do not support the carrying value of the goodwill, a goodwill impairment charge of $3,309,103 was recorded during the fourth quarter of 2005.

       CUSTOMER CONTRACT - Based primarily on the considerations outlined in the preceding section on goodwill, Greystone concluded that sufficient indicators existed to require an impairment assessment of a customer contract acquired from of Greystone Plastics, Inc. Since the future cash flows over the estimated life of the customer contract are estimated to be less than the carrying value of the intangible asset, during the fourth quarter of fiscal year 2005, an impairment charge was recorded in the amount of $1,648,124 to write off the remaining unamortized balance of the intangible costs of the customer contract.

       RELOCATION COSTS
       ----------------

       During fiscal year 2005, Greystone accrued an additional $355,000 for estimated costs to terminate the lease on its Dallas, Texas, plant, which was abandoned in the prior fiscal year.

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

NOTE 18.    RESTATEMENT OF FINANCIAL STATEMENTS
            -----------------------------------

       On August 26, 2005, Greystone's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on a customer contract in effect at the time of the acquisition. Greystone calculated this value to be $2,855,332 based on the estimated present value of the future profits to be derived from sales to such customer. Further, the accounting treatment for the value of the customer contract should provide for the amortization of such cost over the estimated life based on unit sales. The financial statements for the year ended May 31, 2004, were previously restated to reflect the related amortization expense as discussed more fully in Greystone's amended Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2004. The net loss available to common stockholders as reported on Greystone's Quarterly Reports on Form 10-QSB for the first three quarters of fiscal year 2005 is restated to reflect the related amortization expense under the caption "General and administrative expense," as follows:

                                                                 Three Month Period Ended
                                                       --------------------------------------------
                                                        August 31,     November 30,    February 28,
                                                           2004            2004            2005
                                                       ------------    ------------    ------------
Net loss, as previously reported                       $   (257,652)   $ (1,022,010)   $   (614,880)
Adjustment to general and administrative costs
  as discussed above                                       (169,150)       (137,115)       (226,718)
                                                       ------------    ------------    ------------
Net loss, as adjusted                                      (426,802)     (1,159,125)       (841,598)
Preferred dividends                                         (92,089)        (96,199)       (102,568)
                                                       ------------    ------------    ------------
Net loss to common stockholders, as adjusted           $   (518,891)   $ (1,255,324)   $   (944,166)
                                                       ============    ============    ============

Per share amounts:
  Net loss to common stockholders, as
    previously reported                                $      (0.03)   $      (0.09)   $      (0.03)

  Adjustment to general and administrative
    costs as discussed above                                  (0.01)          (0.01)          (0.01)
                                                       ------------    ------------    ------------
  Net loss to common stockholders, as adjusted         $      (0.04)   $      (0.10)   $      (0.04)
                                                       ============    ============    ============



                                                           Six             Nine
                                                          Month           Month
                                                       Period Ended    Period Ended
                                                       November 30,    February 28,
                                                           2004            2005
                                                       ------------    ------------
Net loss, as previously reported                       $ (1,279,662)   $ (1,894,542)
Adjustment to general and administrative
  costs as discussed above                                 (306,265)       (532,983)
                                                       ------------    ------------
Net loss, as adjusted                                    (1,585,927)     (2,427,525)
Preferred dividends                                        (188,288)       (290,856)
                                                       ------------    ------------
Net loss to common stockholder, as adjusted            $ (1,774,215)   $ (2,718,381)
                                                       ============    ============

Per share amounts:
  Net loss to common stockholders, as
    previously reported                                $      (0.11)   $      (0.14)

  Adjustment to general and administrative
    costs as discussed above                                  (0.02)          (0.03)
                                                       ------------    ------------
  Net loss to common stockholders, as adjusted         $      (0.13)   $      (0.17)
                                                       ============    ============