Form 10QSB
period 2005-11-30
GREYSTONE LOGISTICS, INC.
filed 2006-01-17
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________

                                   FORM 10-QSB
                                _________________



(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                     Commission file number       000-26331
                                            ------------------------------------





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



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 10, 2006 - 24,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):     Yes [_]    No [X]

================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2005




PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Condensed Consolidated Balance Sheets
          as of November 30, 2005 and May 31, 2005 .........................   1

          Condensed Consolidated Statement of Operations
          For the Six Month Periods Ended November 30, 2005 and 2004 .......   2

          Condensed Consolidated Statement of Operations
          For the Three Month Periods Ended November 30, 2005 and 2004 .....   3

          Condensed Consolidated Statements of Cash Flows
          For the Six Month Periods Ended November 30, 2005 and 2004 .......   4

          Notes to Financial Statements ....................................   5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........   6


ITEM 3.   CONTROLS AND PROCEDURES ..........................................  10





PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION ................................................  11


ITEM 6.   EXHIBITS .........................................................  11





SIGNATURES .................................................................  13

ITEM 1.  FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                             NOVEMBER 30,         MAY 31,
                                                                                 2005              2005
                                                                             ------------      ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                                     $      3,554      $      1,410
    Accounts receivable, net of allowance for doubtful accounts of
       $30,000 and $190,364 at November 30, 2005 and May 31, 2005               2,279,935         1,573,635
    Inventory                                                                     681,440           535,523
    Prepaid expenses                                                                7,642            10,932
                                                                             ------------      ------------
          TOTAL CURRENT ASSETS                                                  2,972,571         2,121,500

PROPERTY, PLANT AND EQUIPMENT,
    net of accumulated depreciation of $1,657,729 and $1,312,056 at
       November 30, 2005 and May 31, 2005, respectively                         8,148,684         7,189,652

OTHER ASSETS:
    Patents, net of accumulated amortization                                      154,206           164,951
                                                                             ------------      ------------

TOTAL ASSETS                                                                 $ 11,275,461      $  9,476,103
                                                                             ============      ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $  2,542,355      $  2,117,222
    Advances payable - related party                                            2,527,716           952,216
    Accounts payable and accrued expenses                                       3,310,815         2,631,676
    Preferred dividends payable                                                   278,922            33,785
                                                                             ------------      ------------
          TOTAL CURRENT LIABILITIES                                             8,659,808         5,734,899

LONG-TERM DEBT                                                                  8,627,675         8,026,739

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
       50,000 shares outstanding, liquidation preference of $5,000,000                  5                 5
    Common stock, $0.0001 par value, 5,000,000,000 shares authorized,
       24,061,201 outstanding                                                       2,406             2,406
    Additional paid-in capital                                                 52,214,532        52,214,532
    Deficit                                                                   (58,228,965)      (56,502,478)
                                                                             ------------      ------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                       (6,012,022)       (4,285,535)
                                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 11,275,461      $  9,476,103
                                                                             ============      ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              SIX MONTHS ENDED NOVEMBER 30,
                                                                             ------------------------------
                                                                                 2005              2004
                                                                             ------------      ------------
                                                                                                 (NOTE 4)
Sales                                                                        $  7,114,790      $  4,108,817

Cost of Sales, including depreciation expense of $352,816 and $226,293          6,962,159         4,224,633
                                                                             ------------      ------------

Gross Profit (Loss)                                                               152,631          (115,816)

Expenses:
    General, selling and administration expenses                                1,167,847         1,119,040
                                                                             ------------      ------------

Operating Loss                                                                 (1,015,216)       (1,234,856)

Other Income (Expense):
    Other income                                                                   74,299            17,421
    Interest expense                                                             (505,970)         (368,492)
                                                                             ------------      ------------
          Total Other Income (Expense)                                           (431,671)         (351,071)
                                                                             ------------      ------------

Net Loss                                                                       (1,446,887)       (1,585,927)

Preferred Dividends                                                               279,600           188,288
                                                                             ------------      ------------

Net Loss Available to Common Stockholders                                    $ (1,726,487)     $ (1,774,215)
                                                                             ============      ============

Loss Available to Common Stockholders
    Per Share of Common Stock - Basic and Diluted                            $      (0.07)     $      (0.14)
                                                                             ============      ============

Weighted Average Shares of Common Stock Outstanding                            24,061,000        12,790,000
                                                                             ============      ============




                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                                             ------------------------------
                                                                                 2005              2004
                                                                             ------------      ------------
                                                                                                 (NOTE 4)
Sales                                                                        $  4,205,686      $  1,938,587

Cost of Sales, including depreciation expense of $175,785 and $116,382          3,951,513         2,314,115
                                                                             ------------      ------------

Gross Profit (Loss)                                                               254,173          (375,528)

Expenses:
    General, selling and administration expenses                                  606,285           611,970
                                                                             ------------      ------------

Operating Loss                                                                   (352,112)         (987,498)

Other Income (Expense):
    Other income                                                                    3,283             9,415
    Interest expense                                                             (267,219)         (181,092)
                                                                             ------------      ------------
          Total Other Income (Expense)                                           (263,936)         (171,677)
                                                                             ------------      ------------

Net Loss                                                                         (616,048)       (1,159,175)

Preferred Dividends                                                               125,685            96,199
                                                                             ------------      ------------

Net Loss Available to Common Stockholders                                    $   (741,733)     $ (1,255,374)
                                                                             ============      ============

Loss Available to Common Stockholders
    Per Share of Common Stock - Basic and Diluted                            $      (0.03)     $      (0.10)
                                                                             ============      ============

Weighted Average Shares of Common Stock Outstanding                            24,061,000        12,790,000
                                                                             ============      ============




                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              SIX MONTHS ENDED NOVEMBER 30,
                                                                             ------------------------------
                                                                                 2005              2004
                                                                             ------------      ------------
                                                                                                 (NOTE 4)
Cash Flows from Operating Activities:
    Net Loss                                                                 $ (1,446,887)     $ (1,585,927)
    Adjustments to reconcile net loss to cash used in operating activities
          Depreciation and amortization                                           363,561           537,527
          Loss on sale of equipment                                                12,857                --
          Changes in accounts receivable                                         (706,300)         (157,962)
          Changes in inventory                                                   (145,917)         (269,632)
          Changes in prepaid expenses                                               3,290           (29,384)
          Changes in accounts payable and accrued expenses                        699,139           499,263
          Changes in preferred dividends payable                                  245,137             4,521
                                                                             ------------      ------------
                Net cash used in operating activities                            (975,120)       (1,001,594)

Cash Flows from Investing Activities:
    Purchase of property and equipment                                         (1,344,705)         (191,929)
                                                                             ------------      ------------
                                                                               (1,344,705)         (191,929)

Cash Flows from Financing Activities:
    Proceeds from notes and advances payable                                    2,924,225           318,763
    Payments on notes and advances payable                                       (322,656)         (525,826)
    Proceeds from issuance of common stock                                             --         1,450,000
    Dividends paid on preferred stock                                            (279,600)         (188,288)
                                                                             ------------      ------------
          Cash provided by financing activities                                 2,321,969         1,054,649
                                                                             ------------      ------------

Net Increase (Decrease) in Cash                                                     2,144          (138,874)
Cash, beginning of period                                                           1,410           274,085
                                                                             ------------      ------------

Cash, end of period                                                          $      3,554      $    135,211
                                                                             ============      ============

Noncash activities:
    Issuance of common stock for accounts payable and debt                   $         --      $  1,672,206
    Sale of equipment in exchange for debt                                         20,000           259,000

Supplemental Information:
    Interest paid                                                            $    449,760      $    314,237
                                                                             ============      ============




                   The accompanying notes are an integral part of these consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1. In the opinion of Greystone, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2005, and the results of its operations for the six and three month periods ended November 30, 2005 and 2004 and its cash flows for the six month periods ended November 30, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2005 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of approximately $5,687,237, a stockholders' deficiency of $6,012,022 and continuing losses from operations at November 30, 2005 reflect the uncertain financial condition of Greystone and its inability to obtain long term financing until it is able to attain profitable operations.

         2. The results of operations for the six and three month periods ended November 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

         3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the six and three month periods ended November 30, 2005 and 2004, the weighted average common shares outstanding are 24,061,000 and 12,790,000, respectively. Convertible preferred stock, common stock options and warrants are not considered as their effect is antidilutive.

         4. In September 2003, Greystone acquired the assets and operations of Greystone Plastics, Inc. for an aggregate purchase price of $12,500,000. As previously discussed in Greystone's filings with the Securities and Exchange Commission, Greystone's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on a customer contract acquired from Greystone Plastics, Inc. In addition, the accounting treatment should have provided for the value of the customer contract to be amortized over the estimated life of the customer contract based on unit sales. The related amortization expense of $306,265 and $137,115 for the six and three month periods ended November 30, 2004, respectively, is included under the caption "General, selling and administrative expenses" in such statements of operations. Accordingly, the statements of operations for the six and three month periods ended November 30, 2004 and cash flows for the six month period ended November 20, 2004 have been restated. Due to rising costs for raw materials, competition and Greystone's limited capitalization, the customer base acquired from

Greystone Plastics, Inc. had not shown any significant expansion as of May 31, 2005 and, at such time, Greystone's management did not anticipate any material expansion in the immediate future. As such, the remaining unamortized portion of the value of the customer contract was deemed to be fully impaired at May 31, 2005 and, accordingly, was charged to expense at that time.



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

         The consolidated statements include Greystone Logistics, Inc., or Greystone, and its wholly owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP.

         Greystone has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

         References to fiscal year 2006 refer to the six month and three month periods ended November 30, 2005. References to fiscal year 2005 refer to the six and three month periods ended November 30, 2004.

SALES

         Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. Greystone distributes its pallets through a combination of a network of independent contractor distributors and sales by Greystone's officers and employees.

         Greystone also markets its own design of an injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

PERSONNEL

         Greystone had approximately 85 full-time employees as of November 30, 2005 compared to 62 full-time employees as of November 30, 2004.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2005 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2004

         Sales for fiscal year 2006 were $7,114,790 compared to $4,108,817 in fiscal year 2005, for an increase of $3,005,973. The increase was primarily attributable to the addition of two GSM production lines, which increased GSM's production capacity by approximately 70%.

         Cost of sales in fiscal year 2006 was $6,962,159, or 98% of sales, compared to $4,224,633, or 103% of sales, in fiscal year 2005. Increased raw material costs were the primary cause of the high relationship of cost of sales to sales. The decrease in the ratio of cost of sales to sales in fiscal year 2006 from fiscal year 2005 was the result of sales price increases initiated during the latter half of fiscal year 2005.

         General and administrative expense increased $48,807 from $1,119,040 in fiscal year 2005 to $1,167,847 in fiscal year 2006. The increase was primarily attributable to an increase of $338,052 in payroll costs during fiscal year 2006, principally due to the addition of Bobby Moore as President and CEO effective September 1, 2005, Robert Nelson as Chief Financial Officer effective October 1, 2004 (general and administrative expense for fiscal year 2005 includes two months salary for Mr. Nelson) and management personnel at the Iowa plant, offset by amortization expense in fiscal year 2005 only of $306,265 for customer contract intangibles. Mr. Moore resigned as President and CEO of Greystone effective December 30, 2005.

         Interest expense increased $137,478 from $368,492 in fiscal year 2005 to $505,970 in fiscal year 2006 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

         The net loss decreased $139,040 from $(1,585,927) in fiscal year 2005 to $(1,446,887) in fiscal year 2006 for the reasons discussed above.

         Preferred dividends increased $91,312 from $188,288 in fiscal year 2005 to $279,600 in fiscal year 2006. The dividend rate of the preferred shares is based on the prime rate of interest plus 3.25% and the increase was attributable to the increase in the prime rate of interest.

         After deducting preferred dividends, the net loss available to common shareholders was $(1,726,487), or $(0.09) per share, in fiscal year 2006 compared to $(1,774,215), or $(0.14) per share, in fiscal year 2005 for a decrease of $47,728.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2005 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2004

         Sales for fiscal year 2006 were $4,205,686 compared to $1,938,587 in fiscal year 2005, for an increase of $2,267,099.

         Cost of sales in fiscal year 2006 was $3,651,513, or 94% of sales, compared to $2,314,115, or 119% of sales, in fiscal year 2005. Increased raw material costs were the primary cause of the high relationship of cost of sales to sales. The decrease in the ratio of cost of sales to sales in fiscal year 2006 from fiscal year 2005 was the result of sales price increases initiated during the latter half of fiscal year 2005.

         General and administrative expense decreased $5,685 from $611,975 in fiscal year 2005 to $606,285 in fiscal year 2006. The primary factors affecting the change in general and administrative expense from fiscal year 2005 to fiscal year 2006 is an amortization expense in fiscal year 2005 only of $137,115 for customer contract intangibles with no such expense in fiscal year 2006 and an increase of $185,436 in payroll costs in fiscal year 2006 compared to fiscal year 2005, principally due to the addition of Bobby Moore as President and CEO effective September 1, 2005, Robert Nelson as Chief Financial Officer effective October 1, 2004 (the fiscal year 2005 includes two months salary for Mr. Nelson) and management personnel at the Iowa plant. Mr. Moore resigned as President and CEO of Greystone effective December 30, 2005.

         Interest expense increased $86,127 from $181,092 in fiscal year 2005 to $267,219 in fiscal year 2006 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

         The net loss decreased $406,012 from $(1,022,060) in fiscal year 2005 to $(616,048) in fiscal year 2006 for the reasons discussed above.

         Preferred dividends increased $29,486 from $96,199 in fiscal year 2005 to $125,685 in fiscal year 2006. The dividend rate of the preferred shares is based on the prime rate of interest plus 3.25% and the increase was attributable to the increase in the prime rate of interest.

         After deducting preferred dividends, the net loss available to common shareholders was $(741,733), or $(0.03) per share, in fiscal year 2006 compared to $(1,118,259), or $(0.09)
 per share, in fiscal year 2005 for a decrease of $768,518.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of November 30, 2005, revenues from sales remain insufficient to meet current liabilities.

         A summary of cash flows for the six months ended November 30, 2005 is as follows:

         Cash used in operating activities                    $   (975,120)

         Cash used in investing activities                      (1,344,705)

         Cash provided by financing activities                   2,321,969

         The cash used in investing activities was primarily related to the acquisition in June 2005 of an additional plastic injection molding machine. Financing for this machine principally came from a $424,000 note payable at prime plus 1% rate of interest due June 2012 to First Bartlesville Bank and a $500,100 note payable at 7.5% due June 2010 to Robert Rosene, a director of Greystone. Other primary sources of new financing include a $400,000 advance on a working capital loan with F&M Bank, advances of $1,500,000 from Robert Rosene and advances of $75,000 from Warren Kruger, a director of Greystone.

         The contractual obligations of Greystone are as follows:

                                  LESS THAN                                   OVER
                      TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS      5 YEARS
                   -----------   -----------   -----------   -----------   -----------
Long-term debt     $11,170,030   $ 2,542,355   $ 6,281,395   $   816,775   $ 1,529,505
Operating leases     8,043,000       876,000     1,752,000     1,752,000     3,663,000
                   -----------   -----------   -----------   -----------   -----------
Total              $19,213,030   $ 3,418,355   $ 8,033,395   $ 2,568,775   $ 5,192,505
                   ===========   ===========   ===========   ===========   ===========

         Greystone continues to require outside sources cash to fund its operating activities. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2006, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

         Greystone has accumulated a working capital deficit of approximately $5,687,237 at November 30, 2005, which includes approximately $5,070,071 of advances from related parties and current portion of long-term debt and $3,310,815 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing or achieve profitability.

         Greystone has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that Greystone has received through November 30, 2005, has been provided by loans, loan guarantees and equity financing from its officers and directors and common stock sales to its officers, directors and unrelated third parties. There is no assurance that

Greystone's officers and directors will continue to provide loans or loan guarantees or purchase equity securities of Greystone in the future.

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

         This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2005, which was filed on September 15, 2005. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.



ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this Current Report on Form 10-QSB, Greystone carried out an evaluation under the supervision of Greystone's Chief Financial Officer (and interim principal executive officer) of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Financial Officer (and interim principal executive officer) concluded that the disclosure controls and procedures as of the end of the period covered by this Current Report on Form 10-QSB were effective.

         During the quarter ended November 30, 2005, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On December 15, 2005, Greystone's Board of Directors approved the issuance of two notes to two members of Greystone's Board of Directors to evidence advances previously made to Greystone by such Directors. The notes authorized by the Board and subsequently issued included a $2,066,000 note payable to Robert Rosene and a $527,716 note payable to Warren Kruger, both of which had effective dates as of December 15, 2005. Greystone's Board of Directors had previously approved the issuance of a $500,100 note with an effective date of June 17, 2005 payable to Robert Rosene. All of the notes bear interest at a rate of 7.5% per annum and are payable in three equal installments in each of January of 2008, 2009 and 2010. Also on December 15, 2005, Greystone's Board of Directors approved entering into security agreements relating to the notes described above. The obligations evidenced by the $500,100 note are secured by an injection molding machine acquired by a subsidiary of Greystone, subordinate to a prior security interest in favor of First Bartlesville Bank. The obligations evidenced by $2,066,000 and $527,716 notes are secured by substantially all of the assets of Greystone and its subsidiaries, subordinate to a prior security interest in favor of F&M Bank and Trust Company.

         Each of Messrs. Rosene and Kruger abstained during the Board vote with respect to the notes to be issued to and the security agreements to be entered into with such Director. Copies of the notes and security agreements are attached hereto as exhibits to this Quarterly Report on Form 10-QSB and are incorporated herein by reference. The foregoing description of the notes and the security agreements is qualified in its entirety by reference to the full text of such notes and security agreements.



ITEM 6.  EXHIBITS

         11.1 Computation of Loss per Share is in Note 3 in the Notes to the financial statements.

         10.1 Promissory Note dated as of June 17, 2005 in the amount of $500,100 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr.

         10.2 Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr.

         10.3 Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr.

         10.4 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $500,100.

         10.5 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000.

         10.6 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716.

         31.1 Certification of Chief Financial Officer (and interim principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Financial Officer (and interim principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE
                                    ---------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     GREYSTONE LOGISTICS, INC.
                                                     ---------------------------
                                                     (Registrant)



Date:    January 17, 2006                            /s/ Robert H. Nelson
                                                     ---------------------------
                                                     Chief Financial Officer