Form 10QSB
period 2006-02-28
GREYSTONE LOGISTICS, INC.
filed 2006-04-19
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________


                     Commission file number       000-26331
                                           -------------------------------------




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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 10, 2006 - 24,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    Yes [_]   No [X]

================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 28, 2006




PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Condensed Consolidated Balance Sheets as of
          February 28, 2006 and May 31, 2005 ..............................    1

          Condensed Consolidated Statement of Operations for the
          Nine Month Periods Ended February 28, 2006 and 2005 .............    2

          Condensed Consolidated Statement of Operations for the
          Three Month Periods Ended February 28, 2006 and 2005 ............    3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended February 28, 2006 and 2005 .............    4

          Notes to Financial Statements ...................................    5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......    6


ITEM 3.   CONTROLS AND PROCEDURES .........................................   10



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS ........................................................   11



SIGNATURES ................................................................   12

ITEM 1.  FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                          FEBRUARY 28,       MAY 31,
                                                                              2006            2005
                                                                          ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                                $      1,025    $      1,410
      Accounts receivable, net of allowance for doubtful accounts of
        $31,518 and $190,364 at February 28, 2006 and May 31, 2005           1,273,237       1,573,635
      Inventory                                                                624,708         535,523
      Prepaid expenses                                                           7,077          10,932
                                                                          ------------    ------------
          TOTAL CURRENT ASSETS                                               1,906,047       2,121,500

PROPERTY, PLANT AND EQUIPMENT,
      net of accumulated depreciation of $1,850,290 and $1,312,056 at
        February 28, 2006 and May 31, 2005, respectively                     8,099,175       7,189,652

OTHER ASSETS:
      Patents, net of accumulated amortization                                 153,491         164,951
                                                                          ------------    ------------

TOTAL ASSETS                                                              $ 10,158,713    $  9,476,103
                                                                          ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                   $  2,261,064    $  2,117,222
      Advances payable - related party                                       3,426,690         952,216
      Accounts payable and accrued expenses                                  2,843,417       2,631,676
      Preferred dividends payable                                              408,951          33,785
                                                                          ------------    ------------
          TOTAL CURRENT LIABILITIES                                          8,940,122       5,734,899

LONG-TERM DEBT                                                               7,879,369       8,026,739

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
        50,000 shares outstanding, liquidation preference of $5,000,000              5               5
      Common stock, $0.0001 par value, 5,000,000,000 shares authorized,
        24,061,201 outstanding                                                   2,406           2,406
      Additional paid-in capital                                            52,214,532      52,214,532
      Deficit                                                              (58,877,721)    (56,502,478)
                                                                          ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                    (6,660,778)     (4,285,535)
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $ 10,158,713    $  9,476,103
                                                                          ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                NINE MONTHS ENDED FEBRUARY 28,
                                                               --------------------------------
                                                                   2006                2005
                                                               ------------        ------------
                                                                                     (NOTE 4)
Sales                                                          $ 11,237,737        $  6,588,376

Cost of Sales, including depreciation expense of
      $544,805 and $347,746 in 2006 and 2005,
      respectively                                               10,777,837           6,552,889
                                                               ------------        ------------

Gross Profit                                                        459,900              35,487

Expenses:
      General, selling and administration expenses                1,733,876           1,941,203
                                                               ------------        ------------

Operating Loss                                                   (1,273,976)         (1,905,716)

Other Income (Expense):
      Other income                                                   81,107              17,578
      Interest expense                                             (772,745)           (539,387)
                                                               ------------        ------------
          Total Other Income (Expense)                             (691,638)           (521,809)
                                                               ------------        ------------

Net Loss                                                         (1,965,614)         (2,427,525)

Preferred Dividends                                                 409,629             290,856
                                                               ------------        ------------

Net Loss Available to Common Stockholders                      $ (2,375,243)       $ (2,718,381)
                                                               ============        ============

Loss Available to Common Stockholders
      Per Share of Common Stock - Basic and Diluted            $      (0.10)       $      (0.17)
                                                               ============        ============

Weighted Average Shares of Common Stock Outstanding              24,061,000          15,907,000
                                                               ============        ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED FEBRUARY 28,
                                                               --------------------------------
                                                                   2006                2005
                                                               ------------        ------------
                                                                                     (NOTE 4)
Sales                                                          $  4,122,947        $  2,479,559

Cost of Sales, including depreciation expense of
      $191,989 and $121,453 in 2006 and 2005,
      respectively                                                3,815,678           2,328,256
                                                               ------------        ------------

Gross Profit                                                        307,269             151,303

Expenses:
      General, selling and administration expenses                  566,029             822,163
                                                               ------------        ------------

Operating Loss                                                     (258,760)           (670,860)

Other Income (Expense):
      Other income                                                    6,808                 157
      Interest expense                                             (266,775)           (170,895)
                                                               ------------        ------------
          Total Other Income (Expense)                             (259,967)           (170,738)
                                                               ------------        ------------

Net Loss                                                           (518,727)           (841,598)

Preferred Dividends                                                 130,029             102,568
                                                               ------------        ------------

Net Loss Available to Common Stockholders                      $   (648,756)       $   (944,166)
                                                               ============        ============
Loss Available to Common Stockholders
      Per Share of Common Stock - Basic and Diluted            $      (0.03)       $      (0.04)
                                                               ============        ============

Weighted Average Shares of Common Stock Outstanding              24,061,000          22,244,000
                                                               ============        ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 NINE MONTHS ENDED FEBRUARY 28,
                                                               --------------------------------
                                                                   2006                2005
                                                               ------------        ------------
                                                                                     (NOTE 4)
Cash Flows from Operating Activities:
      Net Loss                                                 $ (1,965,614)       $ (2,427,525)
      Adjustments to reconcile net loss to cash used
        in operating activities
          Depreciation and amortization                             556,265             895,058
          Gain on sale of equipment                                  (6,571)                 --
          Changes in accounts receivable                            300,398            (358,259)
          Changes in inventory                                      (89,185)           (394,784)
          Changes in prepaid expenses                                 3,855             (80,000)
          Change in receivable from related party                        --            (657,854)
          Changes in accounts payable and accrued expenses          211,741             766,251
          Changes in preferred dividends payable                         --               8,014
                                                               ------------        ------------
               Net cash used in operating activities               (989,111)         (2,249,099)

Cash Flows from Investing Activities:
      Purchase of property and equipment                         (1,447,757)           (173,045)
                                                               ------------        ------------
               Net cash used in investing activities             (1,447,757)           (173,045)

Cash Flows from Financing Activities:
      Proceeds from notes and advances payable                    2,924,225           1,670,479
      Payments on notes and advances payable                       (453,279)           (952,946)
      Proceeds from issuance of common stock                             --           1,850,000
      Dividends paid on preferred stock                             (34,463)           (290,856)
                                                               ------------        ------------
               Net cash provided by financing activities          2,436,483           2,276,677
                                                               ------------        ------------

Net Increase (Decrease) in Cash                                        (385)           (145,467)
Cash, beginning of period                                             1,410             274,085
                                                               ------------        ------------

Cash, end of period                                            $      1,025        $    128,618
                                                               ============        ============

Noncash activities:
      Issuance of common stock for accounts payable and debt   $         --        $  1,684,263
      Sale of equipment in exchange for debt                         20,000             259,000
      Debt issued in exchange for equipment                              --           1,025,475
Supplemental Information:
      Interest paid                                            $    772,745        $    482,020



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1. In the opinion of Greystone Logistics, Inc. ("Greystone"), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2006, and the results of its operations for the nine and three month periods ended February 28, 2006 and 2005 and its cash flows for the nine month periods ended February 28, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2005 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $7,034,075, a stockholders' deficiency of $6,660,778 and continuing losses from operations at February 28, 2006 reflect the uncertain financial condition of Greystone and its inability to obtain long term financing until it is able to attain profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

         2. The results of operations for the nine and three month periods ended February 28, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

         3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the nine and three month periods ended February 28, 2006, the weighted average common shares outstanding is 24,061,000. For the nine and three month periods ended February 28, 2005, the weighted average common shares outstanding is 15,907,000 and 22,244,000, respectively. Convertible preferred stock, common stock options and warrants are not considered as their effect is antidilutive.

         4. In September 2003, Greystone acquired the assets and operations of Greystone Plastics, Inc. for an aggregate purchase price of $12,500,000. As previously discussed in Greystone's filings with the Securities and Exchange Commission, Greystone's Board of Directors concluded that the accounting treatment for the acquisition of the assets of Greystone Plastics, Inc., as of September 8, 2003, should have provided for an allocation of a portion of the purchase price to place a value on a customer contract acquired from Greystone Plastics, Inc. In addition, the accounting treatment should have provided for the value of the customer contract to be amortized over the estimated life of the customer contract based on unit sales. The related amortization expense of $532,983 and $226,718 for the nine and three month periods ended February 28, 2005, respectively, is included under the caption "General, selling and administrative expenses" in such statements of operations. Accordingly, the statements of operations for the nine and three month periods ended February 28, 2005 and cash flows for the nine month period ended February 28, 2005 have been restated. Due to rising costs for raw materials, competition and Greystone's limited capitalization, the customer base acquired from Greystone Plastics, Inc. had not shown any significant expansion as of May 31, 2005 and, at such time, Greystone's management did not anticipate any material expansion in the immediate future. As such, the remaining unamortized portion of the value of the customer contract was deemed to be fully impaired at May 31, 2005 and, accordingly, was charged to expense at that time.


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

         References to fiscal year 2006 refer to the nine month and three month periods ended February 28, 2006. References to fiscal year 2005 refer to the nine and three month periods ended February 28, 2005.

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

PERSONNEL

         Greystone had approximately 85 full-time employees as of February 28, 2006 compared to 62 full-time employees as of February 28, 2005.

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

NINE MONTH PERIOD ENDED FEBRUARY 28, 2006 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2005

         Sales for fiscal year 2006 were $11,237,737 compared to $6,588,376 in fiscal year 2005, for an increase of $4,649,361. The increase was primarily attributable to the addition of two GSM production lines, which increased GSM's production capacity by approximately 70%.

         Cost of sales in fiscal year 2006 was $10,777,837, or 96% of sales, compared to $6,552,889, or 99% of sales, in fiscal year 2005. Increased raw material costs were the primary cause of the high relationship of cost of sales to sales. The decrease in the ratio of cost of sales to sales in fiscal year 2006 from fiscal year 2005 was the result of sales price increases initiated during the latter half of fiscal year 2005.

         General and administrative expense decreased $207,327 from $1,941,203 in fiscal year 2005 to $1,733,876 in fiscal year 2006. The decrease is, in part, attributable to amortization expense of an intangible asset during fiscal year 2005 in the amount of $532,983. The intangible asset was fully amortized as of the end of fiscal year 2005. Fiscal year 2006 reflects an increase of $458,000 in administrative salaries offset by net decreases in multiple categories.

         Interest expense increased $233,358 from $539,387 in fiscal year 2005 to $772,745 in fiscal year 2006 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

         The net loss decreased $461,911 from $(2,427,525) in fiscal year 2005 to $(1,965,614) in fiscal year 2006 for the reasons discussed above.

         Preferred dividends increased $118,773 from $290,856 in fiscal year 2005 to $409,629 in fiscal year 2006. The dividend rate of the preferred shares is based on the prime rate of interest plus 3.25% and the increase was attributable to the increase in the prime rate of interest.

         After deducting preferred dividends, the net loss available to common shareholders was $(2,375,243), or $(0.10) per share, in fiscal year 2006 compared to $(2,718,381), or $(0.17) per share, in fiscal year 2005 for a decrease of $343,138.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2005

         Sales for fiscal year 2006 were $4,122,947 compared to $2,479,559 in fiscal year 2005, for an increase of $1,643,388.

         Cost of sales in fiscal year 2006 was $3,815,678, or 93% of sales, compared to $2,328,256, or 94% of sales, in fiscal year 2005. Increased raw material costs were the primary cause of the high relationship of cost of sales to sales. The decrease in the ratio of cost of sales to sales in fiscal year 2006 from fiscal year 2005 was the result of sales price increases initiated during the latter half of fiscal year 2005.

         General and administrative expense decreased $256,134 from $822,163 in fiscal year 2005 to $566,029 in fiscal year 2006. The primary factor affecting the change in general and administrative expense from fiscal year 2005 to fiscal year 2006 is an amortization expense of an intangible asset in fiscal year 2005 of $226,718. The intangible asset was fully amortized as of the end of fiscal year 2005.

         Interest expense increased $95,880 from $170,895 in fiscal year 2005 to $266,775 in fiscal year 2006 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

         The net loss decreased $322,871 from $(841,598) in fiscal year 2005 to $(518,727) in fiscal year 2006 for the reasons discussed above.

         Preferred dividends increased $27,461 from $102,568 in fiscal year 2005 to $130,029 in fiscal year 2006. The dividend rate of the preferred shares is based on the prime rate of interest plus 3.25% and the increase was attributable to the increase in the prime rate of interest.

         After deducting preferred dividends, the net loss available to common shareholders was $(648,756), or $(0.03) per share, in fiscal year 2006 compared to $(944,166), or $(0.04)
 per share, in fiscal year 2005 for a decrease of $295,410.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of February 28, 2006, revenues from sales remain insufficient to meet current liabilities.

         A summary of cash flows for the nine months ended February 28, 2006 is as follows:

         Cash used in operating activities                    $   (989,111)

         Cash used in investing activities                      (1,447,757)

         Cash provided by financing activities                   2,436,483

         The cash used in investing activities was primarily related to the acquisition in June 2005 of an additional plastic injection molding machine. Financing for this machine principally came from a $424,000 note payable at prime plus 1% rate of interest due June 2012 to First Bartlesville Bank, and a $500,100 note payable at 7.5% due June 2010 to Robert Rosene, a director of Greystone. Other primary sources of new financing include a $400,000 advance on a working capital loan with F&M Bank, advances of $1,539,000 from Robert Rosene and advances of $75,000 from Warren Kruger, a director of Greystone.

         The contractual obligations of Greystone are as follows:

                                  LESS THAN                                    OVER
                      TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS      5 YEARS
                   -----------   -----------   -----------   -----------   -----------
Long-term debt     $10,140,433   $ 2,261,064   $ 6,281,395   $   816,775   $   781,199
Operating leases     7,824,000       876,000     1,752,000     1,752,000     3,444,000
                   -----------   -----------   -----------   -----------   -----------
Total              $17,964,433   $ 3,137,064   $ 8,033,395   $ 2,568,775   $ 4,225,199
                   ===========   ===========   ===========   ===========   ===========

         Greystone continues to require outside sources of cash to fund its operating activities. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2006, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

         Greystone has accumulated a working capital deficit of approximately $7,034,075 at February 28, 2006, which includes approximately $5,687,754 of advances from related parties and current portion of long-term debt and $2,843,417 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing or achieve profitability.

         Greystone has had difficulty in obtaining financing from traditional financing sources. Substantially all of the financing that Greystone has received through February 28, 2006, has been provided by loans, loan guarantees and equity financing from its officers and directors and common stock sales to its officers, directors and unrelated third parties. There is no assurance that Greystone's officers and directors will continue to provide loans or loan guarantees or purchase equity securities of Greystone in the future.

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

         This Quarterly Report on Form 10-QSB includes certain statements that may be deemed

"forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2005, which was filed on September 15, 2005 and amended on January 11, 2006. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.


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

         During the quarter ended February 28, 2006, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

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




                                         GREYSTONE LOGISTICS, INC.
                                         -----------------------------------
                                         (Registrant)




Date:    April 19, 2006                  /s/ Robert H. Nelson
                                         -----------------------------------
                                         Chief Financial Officer