Form 10KSB
period 2006-05-31
GREYSTONE LOGISTICS, INC.
filed 2006-09-13
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended MAY 31, 2006


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-26331
                        --------------------------------

                            GREYSTONE LOGISTICS, INC.
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

Securities registered under Section 12(b) of the Exchange Act:



                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
        NONE                                                  NONE


         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,
================================================================================
in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended May 31, 2006, was $15,956,386.

As of August 21, 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,326,599.

As of August 21, 2006, the issuer had outstanding a total of 24,061,201 shares of its $0.0001 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I

Item 1.     Description of Business                                           4

Item 2.     Description of Property                                          11

Item 3.     Legal Proceedings                                                11

Item 4.     Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters         11

Item 6.     Management's Discussion and Analysis or Plan of Operation        12

Item 7.     Financial Statements                                             22

Item 8.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         22

Item 8A.    Controls and Procedures                                          22

Item 8B.    Other Information                                                23

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                23

Item 10.    Executive Compensation                                           25

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       28

Item 12.    Certain Relationships and Related Transactions                   31

Item 13.    Exhibits                                                         33

Item 14.    Principal Accountant Fees and Services                           40

            Signatures                                                       41

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION

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

CURRENT BUSINESS

PRODUCTS

     Greystone's primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiaries Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP. In addition, Greystone has developed a large multi-station plastic injection molding system known as the PIPER 600, which it markets pursuant to a licensing agreement with a third party. As of May 31, 2006, Greystone had an aggregate production capacity of approximately 69,000 pallets per month (9,000 pallets through PPP and 60,000 pallets through GSM).

     GSM's product line as of May 31, 2006 consists of the following:

     o    40" X 32" pallet marketed solely to the beverage industry,

     o    37" X 37" pallet,

     o    48" X 40" pallet,

     o    110cm X 120cm pallet (approximately 44" by 48").

     As of May 31, 2006, PPP's product line included the following 48" X 40" pallets:

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

     Certain Greystone's suppliers of resin have agreed to give Greystone a discount of $0.01 to $0.10 for each pound of resin purchased from such suppliers provided that Greystone prepays for such resin. On July 11, 2006, Greystone's Board of Directors approved an arrangement pursuant to which if Yorktown Management & Financial Services, L.L.C., an entity wholly owned by Greystone's Vice Chairman, prepays for resin on Greystone's behalf, Greystone will repay Yorktown any such amount it pays within two weeks along with an amount equal to $0.01 per pound for any discount it receives as a result of such prepayment. There is no formal written agreement evidencing this arrangement.


OTHER BUSINESS

     Effective June 23, 2003, Greystone entered into an agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600 subject to making certain minimum royalty payments. Bryan Kirchmer, a former member of Greystone's Board, is the President of ForcePro. The term of the agreement is for five years with the right to renew for three additional terms of five years each. Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600. There is no assurance that ForcePro will be able to sell any PIPER 600 plastic injection molding machines.

     In July 2006, Greystone entered into an agreement with Advanced Fiber Products (AFP) of La Crosse, Wisconsin, pursuant to which Greystone and AFP agreed to launch a beta test program involving the lease of a small pool of recycled plastic pallets by Greystone to AFP to be utilized by AFP to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement, Greystone will deliver and track throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the AFP fiberglass product. The pallets will stay in a closed loop environment and be continually sent back for reuse. If a pallet is damaged, Greystone will grind the pallet and reutilize the resin.


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

EMPLOYEES

     As of May 31, 2006, Greystone had 75 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

     Greystone sells its pallets through a combination of a network of independent contractor distributors and its officers and employees. Currently, Greystone has one distributor. Greystone will continue utilizing this structure until sales volumes justify the development of an internal sales staff.

     Greystone derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. One of Greystone's customers currently accounts for approximately 85% of all orders for its pallets. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of Greystone's larger customers could have a material adverse effect on Greystone.

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

PATENTS AND TRADEMARKS

     Greystone seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate. As of May 31, 2006, Greystone's subsidiary, PPP, held the following patents that are material to its business:


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

     Greystone also recently filed for patent protection for its PIPER 600 Multi-Station Injection Molding Equipment. In addition, Greystone uses a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. ("WCC"), a company of which Greystone's Vice Chairman is a member, in connection with the production of Greystone's plastic pallets. Pallets produced with CJ2(TM) fire retardant have met UL 2335 classification requirements with respect to fire retardancy.

ACQUISITION OF ASSETS OF GREYSTONE PLASTICS, INC.

     Effective September 8, 2003, Greystone acquired the assets of Greystone Plastics, Inc., a manufacturer of plastic pallets used in the beverage industry. The purchase price for the assets was $12,500,000, of which $4,200,546 was paid in cash and $8,299,454 was paid by issuing the following notes: a $5,000,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2008; a $2,500,000 note payable by GSM to Greystone Plastics, Inc. at 7.5% interest, due October 1, 2018; and a $799,454 note payable by GSM to Bill Hamilton, one of the owners of Greystone Plastics, Inc., at 6% interest, due February, 2008. The notes described in the preceding sentence were paid in full in March 2005.

SALE AND LEASEBACK OF CERTAIN PRODUCTION EQUIPMENT

     On September 8, 2003, Greystone completed a sale and leaseback transaction whereby it sold its Dallas plant for $1,350,000 and certain production equipment located in the Dallas plant, including its PIPER 600 plastic pallet injection molding machine, for $5,650,000 to a company owned by Paul Kruger (a major shareholder of Greystone), 1607 Commerce Limited Partnership, a Texas limited partnership ("1607 Commerce"), in exchange for the cancellation of debt in the amount of $7,000,000 owed by Greystone to Paul Kruger. The assets were sold at the approximate net book value of such assets. The lease agreement for the plant was a three-year triple net lease with a monthly rental of $17,720; however, during 2004, Greystone closed its Dallas plant and moved the equipment located in such plant to its Bettendorf, Iowa plant and Greystone notified the lessor that effective March 1, 2005, the lease was considered terminated due to the breach of certain provisions in the lease agreement by the landlord. In letters dated May and September of 2005, the landlord contested Greystone's assertion that the plant lease has been terminated and demanded past due rent under the plant lease for the months any of April through August of 2005. The equipment lease was for 130 months with a monthly rental of $48,000 beginning six months after the first day of the lease. Greystone has accrued the rental costs of $576,000 per year but not made payments under the equipment lease subsequent to March of 2005. In letters dated May and September of 2005, the landlord demanded past due rent under the equipment lease for the months of April through August of 2005. In connection with this sale and leaseback transaction, Greystone and each its subsidiaries, PPP and GSM, granted 1607 Commerce a security interest in substantially all of its assets, other than those assets acquired from Greystone Plastics, Inc. In addition, pursuant to two guaranty agreements, Greystone has agreed to guarantee PPP's obligations under the leases described in this paragraph and, pursuant to a stock pledge agreement, Greystone has pledged its ownership interests in PPP and GSM as security for the payment of Greystone's obligations under the two guaranty agreements.

ITEM 2. DESCRIPTION OF PROPERTY

     Greystone has approximately 3 acres of land in Bettendorf, Iowa and a building with 60,000 square feet of manufacturing and warehouse space. In addition, Greystone entered in a lease agreement with Greystone Properties, LLC, for an adjacent building with 60,000 square feet of manufacturing and warehouse space. The lease is for a ten year period with monthly rental of $25,000 plus insurance and taxes, amended January 1, 2006 to $17,500 plus insurance and taxes .. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets. Greystone Properties, LLC is owned by Warren Kruger and Robert Rosene, Board members of the Company.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"), under the symbol "GLGI." The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:


          QUARTER ENDING                 HIGH               LOW

          Aug. 31, 2004                  $0.70             $0.29

          Nov. 30, 2004                   0.49              0.26

          Feb. 29, 2005                   0.47              0.32

           May 31, 2005                   0.70              0.27

          Aug. 31, 2005                   0.40              0.14

          Nov. 30, 2005                   0.20              0.10

          Feb. 29, 2006                   0.12              0.05

           May 31, 2006                   0.22              0.06

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

     As of May 31, 2006, Greystone had approximately 1,361 common shareholders of record.

     As of May 31, 2006, there were approximately 2,906 beneficial owners (including those holding in street names) of Greystone's common stock.

DIVIDENDS

     Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

SALES OF EQUITY SECURITIES

     There were no sales of equity securities by Greystone during the fiscal year ended May 31, 2006.

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

     These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone's business. However, whether actual results and developments will conform to Greystone's expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors discussed under the section of this Form 10-KSB entitled "Risk Factors." In addition, Greystone's historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

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

GREYSTONE HAS GRANTED SECURITY INTERESTS IN SUBSTANTIALLY ALL OF ITS ASSETS IN CONNECTION WITH CERTAIN DEBT FINANCINGS AND OTHER TRANSACTIONS.

     In connection with certain debt financings and other transactions, Greystone has granted third parties security interests in substantially all of its assets pursuant to agreements entered into with such third parties. Upon the occurrence of an event of default under such agreements including the defaults that 1607 Commerce claims exist as further described under "Sales and Leaseback of Dallas Plant and Certain Production Equipment under Item 1 of this Form 10-KSB, the secured parties may enforce their rights and Greystone may lose all or a portion of its assets. In addition, Greystone may be subject to penalties at the time of any default. As a result, Greystone could be forced to materially reduce its business activities or cease operations.

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

GREYSTONE IS DEPENDENT ON A FEW LARGE CUSTOMERS.

     Greystone derives, and expects that in the foreseeable future it will continue to derive, substantially all of its revenue from a few large customers. In fact, one of Greystone's customers currently accounts for approximately 85% of its orders. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on Greystone.

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

GREYSTONE'S BUSINESS COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS.

     The testing, manufacturing and marketing of Greystone's products and proposed products involve inherent risks related to product liability claims or similar legal theories that may be asserted against Greystone, some of which may cause Greystone to incur significant defense costs. Although Greystone currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance will be adequate under all circumstances or that all such claims will be covered by insurance. In addition, these policies generally must be renewed every year. While Greystone has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain such insurance in the future on all of its existing or future products. A successful product liability claim or other judgment against Greystone in excess of its insurance coverage, or the loss of Greystone's product liability insurance coverage could have a material adverse effect upon Greystone.

GREYSTONE CURRENTLY DEPENDS ON CERTAIN KEY PERSONNEL.

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

GREYSTONE MAY ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO FURTHER DILUTION OF GREYSTONE'S ISSUED AND OUTSTANDING STOCK.

     The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone's common stock. In addition, Greystone is authorized to issue, without shareholder approval, over 4,960,000,000 additional shares of its common stock and securities convertible into common stock.

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

     As of May 31, 2006, Greystone had 75 full-time employees and used temporary personnel as needed. The number of temporary personnel generally ranged from six to ten during the past twelve months. Greystone's production capacity is about 69,000 plastic pallets per month, or 828,000 per year. Production levels have generally been governed by sales and will increase as sales dictate.

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

YEAR ENDED MAY 31, 2006, COMPARED TO YEAR ENDED MAY 31, 2005

     Sales were $15,956,386 for fiscal year 2006 compared to $9,305,534 for fiscal year 2005 for an increase of $6,650,852. The increase is due to the addition of two production lines by GSM - one in February 2005 and one in August 2005.

     Cost of sales was $15,030,690 (94% of sales) and $9,573,029 (103% of sales)
in fiscal years 2006 and 2005, respectively. The improvement in the ratio of cost of sales to sales is due primarily to increases in sales prices and the addition of the two production lines operating at near full capacity. The overall high rate of cost of sales to sales is due in part to annual lease costs of $576,000 for the PIPER 600 production line which operates at approximately 10% of designed capacity.

     General and administrative expense was $2,248,719 for fiscal year 2006 compared to $3,449,422 in fiscal year 2005 for a decrease of $(1,200,703). This decrease is primarily due to nonrecurring charges in 2005 of $691,527 relating to the final amortization of intangibles and $400,000 relating to licensing fees for fire retardant formulation with Westgate Capital, L.L.C., an entity of which Warren Kruger, Vice Chairman, is an owner. In addition, decreases in 2006 of $257,305 were attributable to travel expense and professional fees incurred in 2005 in seeking capital to provide for future growth.

     During fiscal year 2005, Greystone recorded impairment charges of $5,719,658 as follows: $3,309,103 relating to goodwill, $1,648,124 related to a customer contract and $762,431 relating to damaged or obsolete equipment. In addition, during fiscal year 2005, Greystone accrued an additional $355,000 for estimated costs to terminate the lease on its Dallas, Texas, plant, which was abandoned in the prior fiscal year.

     Interest expense was $1,013,830 in fiscal year 2006 compared to $692,341 in fiscal year 2005 for an increase of $321,489. The increase is primarily attributable to debt incurred in the acquisition of equipment and funding provided by related parties for working capital.

     The consolidated net loss, before the deduction for preferred dividends, in fiscal year 2006 was $(2,335,153) compared to $(10,421,825) in fiscal year 2005 for a decrease of $8,086,672. This decrease results from the reasons discussed above.

     After deducting dividends to preferred shareholders of $513,938 and $404,555 in fiscal years 2006 and 2005, respectively, the consolidated net loss available to common shareholders was $(2,849,091) ($(0.12) per share of common stock) in fiscal year 2006 compared to $(10,826,380) ($(0.60) per share of common stock) in fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable requirements, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2006, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the year ended May 31, 2006 is as follows:

          Cash used in operating activities                        $  (723,321)

          Cash used in investing activities                         (1,626,658)

          Cash provided by financing activities                      2,349,494

     Contractual obligations of Greystone are as follows:

                                                                                       OVER
                             TOTAL         1 YEAR       2-3 YEARS      4-5 YEARS      5 YEARS
                             -----         ------       ---------      ---------      -------
     Long-term debt       $12,941,639    $2,055,463    $ 8,452,167    $1,197,908    $1,236,101
     Operating leases       5,808,000       786,000      1,572,000     1,572,000     1,878,000
                          -----------    ----------    -----------    ----------    ----------
     Total                $18,749,639    $2,841,463    $10,024,167    $2,769,908    $3,114,101
                          ===========    ==========    ===========    ==========    ==========

     To provide for the funding to meet Greystone's operating activities and contractual obligations for fiscal 2007, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of $(4,364,324) at May 31, 2006, which includes advances payable to related parties of $394,567, current portion of long-term debt of $2,055,463 and accounts payable and accrued liabilities of $2,740,555. This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing from traditional financing sources. There is no assurance that Greystone will secure such financing.

     As described below, substantially all of the financing that Greystone has received through May 31, 2006, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

     Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

     Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.

ADVANCES AND LOANS FROM WARREN KRUGER

     During 2006, Mr. Kruger advanced $429,100 to Greystone. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010. At May 31, 2006, note payable of $527,716, advances of $382,318 and accrued interest of $28,718 were due to entities owned or controlled by Warren Kruger.

     During 2005, Warren Kruger advanced $1,256,925 to Greystone, was repaid $807,669 and exchanged $515,672 of advances and accrued interest for common stock, as discussed above in Note 9. Interest accrued on notes and advances to entities owned or controlled by Warren Kruger totaled $45,871 in 2005. At May 31, 2005, advances of $452,216 and accrued interest of $10,485 were due to entities owned or controlled by Warren Kruger.

LOANS FROM F&M BANK

     On March 4, 2005, Greystone entered into a loan agreement with GLOG Investment, L.L.C. ("GLOG") and The F&M Bank & Trust Company ("F&M), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005. GLOG is wholly owned by the following officers and/or directors of the Registrant: Marshall S. Cogan (Non-Executive Chairman), Warren F. Kruger (Vice Chairman), Robert B. Rosene, Jr. (Director) and Robert H. Nelson (Chief Financial Officer). GLOG was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock previously owned by Paul A. Kruger. Amounts borrowed under the revolving loan are represented by a promissory note, which bears interest at the prime rate plus 1% and is payable in full on January 5, 2006. Substantially all of the proceeds available under the revolving note have been used to retire the loan from another bank. Amounts borrowed under the term loan are represented by a promissory note, which bears interest at the prime rate plus 2% and GSM is required to make monthly payments based upon a full fifteen year amortization of the outstanding principal balance under the term note with any outstanding principal and all accrued and unpaid interest payable in full on March 15, 2008. Substantially all of the proceeds from the term loan have been used to refinance certain short-term debt of GSM, including the repayment of the notes issued by GSM to Greystone Plastics, Inc. and Bill Hamilton that were the subject of dispute as further described under the heading "Acquisition of Greystone Plastics, Inc." in Item 1 of this Form 10-KSB.

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

ADVANCES AND LOANS FROM ROBERT ROSENE

     In May 2005, Robert Rosene, a member of Greystone's Board of Directors, advanced $500,000 to Greystone. During fiscal year 2006, Mr. Rosene advanced an additional amount of $1,578,249. Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal annual installments of principal and accrued interest beginning January 15, 2008 and ending January 15, 2010.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of May 31, 2006, Greystone carried out an evaluation under the supervision of Greystone's Chief Financial Officer (and interim principal executive officer) of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities

Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Financial Officer (and interim principal executive officer) concluded that the disclosure controls and procedures as of May 31, 2006 were effective.

     During the quarter ended May 31, 2006, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.



ITEM 8B. OTHER INFORMATION

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following lists the directors and executive officers of Greystone. Directors of Greystone are elected at annual meetings of shareholders unless appointed by the Board of Directors to fill a vacancy upon the resignation or removal of a member or an increase in the number of members of the Board of Directors. Executive officers serve at the pleasure of the Board of Directors.

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

  Robert H. Nelson                Chief Financial Officer             N/A


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

     Mr. Kruger became a director of Greystone on January 4, 2002, and has served as President and Chief Executive Officer since January 10, 2003.

MR. ROBERT B. ROSENE, JR., DIRECTOR

     Mr. Rosene, age 51, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

     Mr. Rosene became a director of Greystone effective June 14, 2004.

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

and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987. Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to PricewaterhouseCoopers from 1970 to 1981. Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

     Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

     Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee. As of May 31, 2006, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

CODE OF ETHICS

     As of May 31, 2006, Greystone has not adopted a Code of Ethics applicable to the Company's officers. Through May 31, 2006, Greystone's primary focus has been on achieving profitability. Greystone intends to adopt a Code of Ethics during fiscal year 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal 2006, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2006 were complied with on a timely basis, except as follows:


                                     NUMBER OF TRANSACTIONS
                      NUMBER OF           NOT REPORTED             NUMBER OF
NAME                 LATE REPORTS       ON A TIMELY BASIS      REPORTS NOT FILED
----                 ------------       -----------------      -----------------
Warren F. Kruger          1                    2                       0


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2004, 2006 and 2006:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                    ANNUAL COMPENSATION        COMPENSATION
                                                    -------------------        ------------
          NAME AND                 FISCAL YEAR                             SECURITIES UNDERLYING
    PRINCIPAL POSITION            ENDING MAY 31       SALARY     BONUS       OPTIONS/SARS (#)
    ------------------            -------------       ------     -----       ----------------
Warren F. Kruger, President            2006          $198,462      -0-              -0-
and Chief Executive Officer(1)         2005          $240,000      -0-              -0-
                                       2004          $180,000      -0-              -0-

Bobby L. Moore,                        2006          $121,193      -0-              -0-
President and Chief
Executive Officer(1)(2)

Robert H. Nelson, Chief                2006          $151,754      -0-              -0-
Financial Officer(3)                   2005          $ 78,461      -0-           1,000,000

Marshall Cogan,                        2006         $ 123,192      -0-              -0-
Non-Executive Chairman                 2005         $ 153,846      -0-           1,250,000

------------------------
(1) Mr. Warren Kruger was succeeded by Bobby L. Moore as President and CEO effective August 15, 2005.
(2) Mr. Bobby L. Moore's employment began August 15, 2005. Mr. Moore resigned effective December 30, 2005.
(3)  Mr. Robert H. Nelson's employment October 15, 2004.

     There were no grants of stock options or SAR's during the fiscal year ended May 31, 2006.

     The following table provides information with respect to named executive officers concerning the exercise of options during the fiscal year ended May 31, 2006, and unexercised options held as of May 31, 2006:

AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                NUMBER OF SECURITIES
                                                     UNDERLYING
                       SHARED                    UNEXERCISED OPTIONS            VALUE OF UNEXERCISED
                      ACQUIRED      VALUE             AT FY-END                 IN-THE-MONEY OPTIONS
     NAME            ON EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE    FY-END EXERCISABLE/UNEXERCISABLE
Warren F. Kruger         -0-         N/A           231,250/43,750                        -0-

Marshall Cogan           -0-         N/A           625,000/625,000                       -0-

Robert H. Nelson         -0-         N/A           500,000/500,000                       -0-

COMPENSATION OF DIRECTORS

     Greystone does not pay cash compensation to the members of its Board of Directors, except as disclosed in the above "Summary Compensation Table." From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors. There were no options granted to any members of its Board of Directors during the fiscal year ended May 31, 2006 as consideration for serving on its Board.

EMPLOYMENT CONTRACTS

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

     In October 2004, Greystone entered into an employment agreement with Greystone's Non-Executive Chairman, Marshall S. Cogan, which was effective as of August 1, 2004, and has a term that ends on July 13, 2007. Pursuant to the employment agreement, Mr. Cogan received a base salary of $10,000 per month through September 2004 and a base salary of $15,000 per month beginning October 1, 2004. Mr. Cogan is also entitled to an annual bonus determined by Greystone's Board of Directors in an amount not less than 50% of the annual bonus to be received by Greystone's Chief Executive Officer. Also pursuant to the employment agreement, on December 1, 2004, Greystone granted to Mr. Cogan a warrant to purchase 1,250,000 shares of Greystone's common stock at an exercise price of $0.50 per share. The warrant became vested with respect to 25% of the shares underlying the warrant on August 1, 2004, and will vest with respect to 25% of the shares underlying the warrant on each September 30th of 2005, 2006 and 2007, respectively, and may be exercised in whole or in part until September 13, 2013. Beginning February 23, 2006, Greystone suspended payment or accrual of salary pending further review by the Board of Directors as to performance of duties under the contract.

     On January 7, 2005, Greystone entered into an employment agreement with its Chief Financial Officer, Robert H. Nelson, which was effective as of November 1, 2004, and has an initial term of 30 months. Pursuant to the employment agreement, Mr. Nelson is entitled to receive a base salary of $15,245 per month and an annual bonus determined by Greystone's Board of Directors in an amount not less than $65,000 per year after Greystone has met certain financial thresholds. Also pursuant to the employment agreement and upon Mr. Nelson relocating to Tulsa, Oklahoma on February 1, 2005, Greystone granted to Mr. Nelson an option to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.50 per share in accordance with the terms of Greystone's stock option plan. The option vested with respect to 50% of the shares underlying the option effective February 1, 2005, and will vest with respect to another 50% on the date 30 months thereafter. Beginning January 26, 2006, Greystone reduced Mr. Nelson salary to $8,000 per month. Effective August 23, 2006, Greystone and Mr. Nelson entered into an agreement to negate the employment agreement for which Mr. Nelson will receive a monthly salary of $5,000 per month beginning August 2006 through December 31, 2006 and will receive a guaranteed term of five years for his stock options regardless of his employment status.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As of May 31, 2006, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2006:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                   (A)                        (B)                         (C)
                                        --------------------------    -------------------    ------------------------------
                                                                                             NUMBER OF SECURITIES REMAINING
                                        NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                                           ISSUED UPON EXERCISE        EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                                         OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
          PLAN CATEGORY                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
          -------------                 --------------------------    -------------------       ------------------------
Equity compensation plans approved
by security holders                             3,610,000                    $1.06                     16,365,000
Equity compensation plans approved
by security holders                                -0-                        N/A                         -0-
                                                ---------                    -----                     ----------
            Total                               3,610,000                    $1.06                     16,365,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of August 18, 2006, Greystone had 24,061,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

     The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2006, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and officers, and
(iii) all of Greystone's directors and officers as a group:

      Name and Address of           Amount and Nature of
        Beneficial Owner            Beneficial Owner(1)      Percent of Class(2)
        ----------------            -------------------      -------------------

Paul A. Kruger                          3,498,098(3)                14.6%
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC            1,767,014(4)                 7.3%
2500 South McGee
Norman, OK 73072

GLOG Investment, L.L.C.                 3,333,333(5)                12.2%
1613 E. 15th Street
Tulsa, OK 74160

Warren F. Kruger                       12,050,112(6)                41.6%
Vice Chairman and Director
1613 East 15th Street
Tulsa, OK 74120

Robert H. Nelson                        4,657,502(7)                16.4%
Chief Financial Officer
1613 East 15th Street
Tulsa, OK 74120

Marshall S. Cogan                       6,079,177(8)                21.2%
Director
New York, NY

Robert B. Rosene, Jr.                   7,977,231(9)                27.3%
Director
Tulsa, OK

All Directors & Officers as a
Group (4 persons)                      20,764,023(10)               62.5%

------------------------
(1) The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of 2003 preferred stock and/or upon the exercise of certain options or warrants.

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

(5) The total includes 3,333,333 shares of common stock deemed to be owned directly by GLOG Investment, L.L.C. by virtue of its ownership of the 2003 Preferred Stock, which is convertible into common stock. GLOG is wholly owned by the following officers and/or directors of the Registrant: Warren
     F. Kruger (Director), Marshall S. Cogan (Director), Robert B. Rosene, Jr. (Director) and Robert H. Nelson, Chief Financial Officer. By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by each of Warren F. Kruger, Marshall S. Cogan, Robert B. Rosene, Jr. and Robert H. Nelson.

(6) The total includes: (i) 5,920,805 shares of common stock beneficially owned directly by Warren Kruger; (ii) 1,198,299 shares of common stock that Mr. Kruger has the right to acquire in connections with warrants (iii) 19,000 shares held of record by Yorktown; (iv) 237,500 shares of common stock that Warren Kruger directly has the right to acquire in connection with options;
     (v) 1,142,857 shares and an additional 153,818 shares which Westgate has the right to acquire in connection with warrants, owned by Westgate Capital, L.L.C., an entity of which Warren Kruger owns 50%; (vi) 44,500 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote; and (vii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(7) The total includes: (i) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with options; (ii) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with warrants; (iii) 285,714 shares of common stock beneficially owned by Mr. Nelson's wife, of which he disclaims any interest; (iv) 38,455 shares of common stock that Mr. Nelson's wife has the right to acquire in connection with warrants, of which he disclaims any interest; and (v) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock .

(8) The total includes: (i) 1,428,571 shares of common stock beneficially owned directly by Marshall Cogan; (ii) 625,000 shares of common stock that Mr. Cogan directly has the right to acquire in connection with options; (iii) 692,273 shares of common stock that Mr. Cogan directly has the right to acquire in connection with warrants; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of his ability to control GLOG, Marshall Cogan is also deemed to beneficially own the shares directly owned by GLOG.

(9) The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 1,872,947 shares of common stock that Robert Rosene directly has the right to acquire in connection with warrants; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of his ability to control GLOG, Robert Rosene is also deemed to beneficially own the shares directly owned by GLOG.

(10) The total includes: (i) 11,612,398 outstanding shares, (ii) 1,362,500 shares issuable upon exercise of vested stock options, (iii) 4,455,792 shares issuable upon exercise of vested warrants and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

CHANGE IN CONTROL

     Effective March 8, 2005, GLOG Investment, L.L.C., which is owned by Marshall Cogan, Non-Executive Chairman, Warren F. Kruger, Vice Chairman, and Robert Rosene, Jr., Director, and Robert H. Nelson, Chief Financial Officer, acquired the outstanding 50,000 shares of Series 2003 Preferred Stock from Paul Kruger, a major shareholder of Greystone. In connection with such transaction, the members of GLOG, as the holder of the Series 2003 Preferred Stock, possess certain voting rights to elect a majority of the Board of Directors of Greystone. These voting rights and other material terms and conditions of the Series 2003 Preferred Stock are set forth in the Certificate of Designation relating to such Series 2003 Preferred Stock included as an exhibit to a Current Report on Form 8-K filed by Greystone on September 23, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NYOK

     Effective as of October 31, 2004, NYOK Partners, a general partnership owned equally by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greystone's Vice Chairman, purchased certain grinding equipment from GSM, at its net book value of $259,000 in exchange for the cancellation of a like amount of indebtedness. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment.

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

ADVANCES AND LOANS

     For information regarding loans from Warren Kruger, see "Loans from Warren Kruger" under the heading "Liquidity and Capital Resources" in Item 6 of this Form10-KSB.

     For information regarding an advance from Robert Rosene, see "Advances and Loans from Robert Rosene" under the heading "Liquidity and Capital Resources" in
Item 6 of this Form10-KSB.

SALE AND LEASEBACK

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

TECHNOLOGY LICENSE AGREEMENT

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

     During fiscal year 2005, Greystone accrued $400,000 of past licensing fees under the license agreement and accordingly Greystone has entered into a paid-up licensing agreement with Westgate Capital Company, L.L.C. This liability was subsequently settled through the issuance of common stock during fiscal year 2005.

OTHER TRANSACTIONS

     For information relating to an arrangement entered into between Greystone and Yorktown Management and Financial Services, L.L.C., and entity wholly owned by Greystone's Vice Chairman, Warren Kruger, relating to the prepayment for resin on Greystone's behalf. See "Other Business" under Item 1 of this Form 10-KSB.

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


   10.11 Letter Agreement dated January 22, 2003 between Gravity Management & Engineering Group, LLC and PalWeb Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2003, which was filed with the SEC on September 15, 2003).

   10.12 Asset Purchase Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.1 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.13 Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.2 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
               2003).

   10.14 Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.3 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.15 Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit
               10.4 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.16 Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.17 Asset Purchase Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.7 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.18 Letter Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.8 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.19 Sale Agreement between Plastic Pallet Production, Inc. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.9 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.20 Equipment Lease between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.10 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.21 Lease Agreement between 1607 Commerce Limited Partnership and Plastic Pallet Production, Inc. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.11 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.22 Security Agreement among PalWeb Corporation, Plastic Pallet Production, Inc., Greystone Manufacturing, L.L.C. and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.12 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.23 Guaranty of Obligations of Tenant Pursuant to Equipment Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit
               10.13 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.24 Guaranty of Obligations of Tenant Pursuant to Lease by PalWeb Corporation and Greystone Manufacturing, L.L.C. dated September 8, 2003 (incorporated herein by reference to Exhibit 10.14 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.25 Stock Pledge Agreement between PalWeb Corporation and 1607 Commerce Limited Partnership dated September 8, 2003 (incorporated herein by reference to Exhibit 10.15 of the Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.26** Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30,
               2004).

   10.27** Employment Agreement dated as of August 1, 2004, by and between PalWeb Corporation and Marshall S. Cogan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.28** Employment Agreement dated as of November 1, 2004, by and between PalWeb Corporation and Robert H. Nelson (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.29 Form of Securities Purchase Agreement entered into between PalWeb Corporation and certain accredited investors in connection with November 2004 private placement (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.30 Letter Agreement dated January 3, 2005, by and between Greystone Manufacturing, L.L.C., and Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.31 Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.32 Promissory Note dated November 30, 2004, in the amount of $1,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit
               10.2 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.33 Term Note dated March 4, 2005, in the amount of $5,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.34 Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.35 Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.36 Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10,
               2005).

   10.37 Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.38 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.39 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.40 Promissory Note dated as of June 17, 2005 in the amount of $500,100 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.41 Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.42 Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.43 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $500,100 (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.44 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17,
               2006).

   10.45 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.

   21.1        Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

   23.1 Consent of Murrell, Hall, McIntosh & Co., PLLP (submitted herewith).

   31.1 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

   32.         Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

   ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Greystone by Murrell, Hall & McIntosh, PLLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2006 and May 31, 2005:

Fee Category                               Fiscal 2006 Fees     Fiscal 2005 Fees
                                           ----------------     ----------------

Audit Fees(1)                                 $   36,400           $   44,065
Audit-Related Fees                                     0                    0
Tax Fees                                               0                    0
All Other Fees                                         0                    0
                                              ----------           ----------
Total Fees                                    $   36,400           $   44,065
                                              ==========           ==========

 ------------------------
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2006 and May 31, 2005, respectively.

     The entire Board of Directors of Greystone is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. All of the fees shown above were pre-approved by the entire Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREYSTONE LOGISTICS, INC.
                                             (Registrant)

Date: 09/13/06                   /s/ Robert H. Nelson
                                 ------------------------------
                                 Robert H. Nelson, Chief Financial Officer
                                 (Principal Financial and Accounting Officer and
                                 interim principal executive officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 09/13/06                     /s/ Robert H. Nelson
                                   --------------------------------------------
                                   Robert H. Nelson, Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and interim principal executive officer)



Date: 09/13/06
                                   --------------------------------------------
                                   Marshall S. Cogan, Director



Date: 09/13/06                     /s/ Warren F. Kruger
                                   --------------------------------------------
                                   Warren F. Kruger, Director



Date: 09/13/06                     /s/ Robert B. Rosene, Jr.
                                   --------------------------------------------
                                   Robert B. Rosene, Jr., Director

                          INDEX TO FINANCIAL STATEMENTS

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

Consolidated Statements of Cash Flows ...................................... F-5

Notes to Consolidated Financial Statements.................................. F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
of Greystone Logistics, Inc.

     We have audited the accompanying consolidated balance sheet of Greystone Logistics, Inc. (an Oklahoma corporation) and its subsidiaries as of May 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2006, and the consolidated results of their operations and cash flows for each of the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2006 raises substantial doubt about its ability to continue as a going concern unless additional funds from outside sources, its president or other board members are obtained. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
September 13, 2006

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  May 31, 2006


                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                                 $        925
      Accounts receivable                                                       842,375
      Inventory                                                                 631,236
      Prepaid expenses                                                            8,913
                                                                           ------------
          TOTAL CURRENT ASSETS                                                1,483,449

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                8,028,275

OTHER ASSETS                                                                    151,661
                                                                           ------------

TOTAL ASSETS                                                               $  9,663,385
                                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                    $  2,055,463
      Cash overdraft                                                            143,928
      Advances payable - related parties                                        394,567
      Accounts payable and accrued expenses                                   2,740,555
      Preferred dividends payable                                               513,260
                                                                           ------------
          TOTAL CURRENT LIABILITIES                                           5,847,773

LONG-TERM DEBT, NET OF CURRENT PORTION                                       10,886,176

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
         50,000 shares outstanding, liquidation preference of $5,000,000              5
      Common stock, $0.0001 par value, 5,000,000,000 shares authorized,
         24,061,201 outstanding                                                   2,406
      Additional paid-in capital                                             52,278,594
      Deficit                                                               (59,351,569)
                                                                           ------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                     (7,070,564)
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $  9,663,385
                                                                           ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                  Year Ended May 31,
                                                             ----------------------------
                                                                 2006            2005
                                                             ------------    ------------
Sales                                                        $ 15,956,386    $  9,305,534

Cost of Sales, including depreciation expense of
      $745,244 and $591,905 in 2005 and 2004, respectively     15,030,690       9,573,029
                                                             ------------    ------------

Gross Profit (Loss)                                               925,696        (267,495)

Expenses:
      General, selling and administration expenses              2,248,719       3,449,422
      Impairment costs                                                 --       5,719,658
      Relocation costs                                                 --         355,000
                                                             ------------    ------------
          Total expenses                                        2,248,719       9,524,080
                                                             ------------    ------------

Operating Loss                                                 (1,323,023)     (9,791,575)

Other Income (Expense):
      Other income                                                  1,700          62,091
      Interest expense                                         (1,013,830)       (692,341)
                                                             ------------    ------------
          Total Other Income (Expense)                         (1,012,130)       (630,250)
                                                             ------------    ------------

Net Loss                                                       (2,335,153)    (10,421,825)

Preferred Dividends                                               513,938         404,555
                                                             ------------    ------------

Net Loss Available to Common Stockholders                    $ (2,849,091)   $(10,826,380)
                                                             ============    ============

Loss Available to Common Stockholders
      Per Share of Common Stock - Basic and Diluted          $      (0.12)   $      (0.60)
                                                             ============    ============

Weighted Average Shares of Common Stock Outstanding            24,061,000      17,950,000
                                                             ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)


                                                                                      Additional                        Total
                                                                                        Paid-In       Accumulated    Stockholders'
                               Preferred Stock                 Common Stock             Capital         Deficit       Deficiency
                         ---------------------------   ---------------------------   ------------    ------------    ------------

Balances, May 31, 2004         50,000   $          5     12,790,451   $      1,279   $ 48,265,496    $(45,676,098)   $  2,590,682

Stock issued in
exchange for debt                  --             --      5,985,037            598      2,099,565              --       2,100,163

Sales of common stock              --             --      5,285,713            529      1,849,471              --       1,850,000

Preferred dividends
paid  or accrued                   --             --             --             --             --        (404,555)       (404,555)

Net loss                           --             --             --             --             --     (10,421,825)    (10,421,825)
                         ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balances, May 31, 2005         50,000              5     24,061,201          2,406     52,214,532     (56,502,478)     (4,285,535)

Preferred dividends
paid or accrued                    --             --             --                            --        (513,938)       (513,938)

Compensation cost of
stock options                      --             --             --             --         64,062              --          64,062

Net loss                           --             --             --             --             --      (2,335,153)     (2,335,153)
                         ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balances, May 31, 2006         50,000   $          5     24,061,201   $      2,406   $ 52,278,594    $(59,351,569)   $ (7,070,564)
                         ============   ============   ============   ============   ============    ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                  Year Ended May 31,
                                                             ----------------------------
                                                                 2006            2005
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                               $ (2,335,153)   $(10,421,825)
      Adjustments to reconcile net loss to cash used
        in operating activities
          Depreciation and amortization                           768,438       1,296,601
          Impairments                                                  --       5,719,658
          Stock option compensation costs                          64,062              --
          Loss on sale of equipment                                12,887              --
          Expenses paid by issuance of common stock                    --         415,900
          Changes in accounts receivable                          731,260        (622,039)
          Changes in inventory                                    (95,713)        (14,147)
          Changes in prepaid expenses                               2,019         (10,932)
          Changes in accounts payable and accrued expenses        128,879         699,577
                                                             ------------    ------------
               Net cash used in operating activities             (723,321)     (2,937,207)

Cash Flows from Investing Activities:
      Purchase of property and equipment                       (1,626,658)       (426,054)
                                                             ------------    ------------
               Net cash used in investing activities           (1,626,658)       (426,054)

Cash Flows from Financing Activities:
      Proceeds from notes and advances payable                  2,960,267       8,402,650
      Payments on notes and advances payable                     (720,238)     (6,730,712)
      Bank overdraft                                              143,928              --
      Proceeds from issuance of common/preferred stock                 --       1,850,000
      Dividends paid on preferred stock                           (34,463)       (431,352)
                                                             ------------    ------------
          Cash provided by financing activities                 2,349,494       3,090,586
                                                             ------------    ------------

Net Increase (Decrease) in Cash                                      (485)       (272,675)
Cash, beginning of year                                             1,410         274,085
                                                             ------------    ------------

Cash, end of year                                            $        925    $      1,410
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

     ORGANIZATION

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

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. There is no allowance for doubtful accounts at May 31, 2006.

     INVENTORY

     Inventory consists of finished pallets and raw materials and is stated at the lower of cost (first-in, first-out) or market value.

     PROPERTY, PLANT AND EQUIPMENT

     Greystone's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line over the estimated useful lives or the units of production method, as follows:

          Plant building                                           39 years
          Production machinery equipment                           5-10 years
          Office equipment & furniture & fixtures                  3- 5 years

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

     GOODWILL AND INTANGIBLES

     Goodwill and intangibles are reviewed annually for impairment relying on a number of factors including operating results, business plans and future cash flows. An impairment charge is recognized for any amount by which the carrying value of goodwill exceed its fair value. Discounted cash flows are used to establish fair values. See Note 15 for recognition of impairment of the unamortized balance of goodwill during fiscal year 2005.

     Intangible cost for the acquisition of customer's purchase orders, resulting from the acquisition of the assets of Greystone Plastics, Inc. effective September 8, 2003, was being amortized by the unit of production method based on unit sales to the customer. However, an impairment charge for the unamortized balance was recognized during fiscal year 2005 as discussed further in Note 15.

     PATENTS

     Amortization expense for the costs incurred by Greystone to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

     STOCK OPTIONS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,

     "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after December 15, 2005. The Company has adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to March 1, 2006 will be accounted for using the straight-line basis for recognizing compensation costs in accordance with SFAS No. 123, except that the amounts will be recognized in the Company's consolidated statements of operations. The effect of adopting SFAS No. 123(R) is a charge in the amount of $64,062 to compensation expense during the quarter ended and the year ended May 31, 2006.

     Prior to March 1, 2006, Greystone applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements for stock-based employee compensation plans. As allowed by SFAS No. 123, Greystone used the intrinsic value-based method of accounting under APB No. 25, through March 1, 2005, the adoption date of SFAS No. 123(R).

     RECOGNITION OF REVENUES

     Revenue is recognized when the product is shipped.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations in the period incurred.

     INCOME TAXES

     Greystone accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     EARNINGS (LOSS) PER SHARE

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

NOTE 2. CONTINUATION AS A GOING CONCERN

     The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern. Greystone has suffered significant losses from operations. Currently, management believes that Greystone has the capacity to produce sufficient plastic pallets to achieve profitability; however, sales have not reached such level. To date, Greystone has received substantial advances from investors but will require additional substantial funding in order to attain its business plan and have an opportunity to achieve profitable operations. Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured. The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern. It is management's opinion that (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status,
     (2) the funding for working capital required to reach necessary production levels will be obtained and (3) Greystone will continue as a going concern.

NOTE 3. INVENTORY

     Inventory at May 31, 2006 consists of:

          Raw materials                                          $ 554,316
          Finished goods                                            76,920
                                                                 ---------
          Total inventory                                        $ 631,236
                                                                 =========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     A summary of the property, plant and equipment at May 31, 2006, is as follows:

          Production machinery and equipment                    $ 7,312,815
          Building and land                                       2,615,742
          Furniture and fixtures                                    159,809
                                                                 ----------
                                                                 10,088,366
          Less: accumulated depreciation                         (2,060,091)
                                                                -----------
                                                                $ 8,028,275
                                                                ===========

     Depreciation expense for the years ended May 31, 2006 and 2005 is $755,148 and $594,989, respectively.

NOTE 5. OTHER ASSETS

     At May 31, 2006 other assets consist of:

          Patents, net of accumulated amortization of $52,878    $  137,861
          Deposits                                                   13,800
                                                                 ----------
                      Total Other Assets                         $  151,661
                                                                 ==========

     Amortization of intangibles was $13,290 and $705,517 for 2006 and 2005, respectively. Included in amortization expense for 2005 is $693,206 for amortization of capitalized customer's purchase order acquired in the acquisition of the assets of Greystone Plastics, Inc.

NOTE 6. LONG-TERM DEBT AND ADVANCES PAYABLE

     Long-term debt at May 31, 2006 consists of the following:

          Note payable to F&M Bank & Trust Company, prime rate of
            interest plus 2%, due March 18, 2008, payable
            in monthly installments of $51,472                       $ 5,319,215

          Note payable to F&M Bank & Trust Company, prime rate of
            interest plus 1%, due January 5, 2007                      1,400,000

          Note payable to Greystone Plastics, Inc., 7% interest, due
            September 7, 2018, payable in monthly installments of
            $13,889 plus accrued interest                              2,069,441

          Note payable to First Bartlesville Bank, prime rate of
            interest plus 1%, due July 1, 2008, payable in monthly
            installments of $6,441                                       390,082

          Note payable to Robert Rosene, 7.5% interest, due
            January 15, 2010, payable in three equal annual
            installments of principal and interest beginning
            January 15, 2008                                           2,066,000

          Note payable to Robert Rosene, prime rate of interest
            plus 0.5%, due July 1, 2008, payable in monthly
            installments of $7,546                                       458,177

          Note payable to Warren Kruger, 7.5% interest, due
            January 15, 2010, payable in three equal annual
            installments of principal and interest beginning
            January 15, 2007                                             527,716

          Capitalized lease purchase agreement with related party,
            7.5% interest, due February 18, 2009, payable in
            monthly installments of $21,136                              710,621

          Other notes payable                                                387
                                                                     -----------
             Total                                                    12,941,639
          Less: Current portion                                        2,055,463
                                                                     -----------

          Long-term debt                                             $10,886,176
                                                                     ===========

     The prime rate of interest as of May 31, 2006 was 8%.

     The note payable to Greystone Plastics is secured by land and building with a net book value of $2,431,997.

     The note payable to First Bartlesville Bank is secured by equipment with a net book value of $1,123,765.

     The notes payable to F&M Bank and Trust Company are secured by Greystone's property and equipment, accounts receivable and cash balances. The loans are guaranteed by the officers and directors of Greystone in effect at May 31, 2006.

            Maturities of long-term debt for the five years after May 31, 2006 are $2,055,463, $6,501,845, $1,950,322, $1,031,240, $166,668, and $1,236,101
thereafter.

NOTE 7. RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH BILL HAMILTON, FORMER VICE PRESIDENT OF PRODUCTION

     Bill Hamilton owns a trucking company, Greystone-Bill Hamilton Trucking, which provided freight services totaling $829,672 for period from July 1, 2004 through March 8, 2005, the date of Mr. Hamilton's resignation, and fiscal year 2004, respectively. Greystone believes that the freight rates are equivalent to an arms-length transaction. In addition, GSM paid or accrued fees totaling $117,716 in 2005 through the date of his resignation for grinding services to Whaco Plastics, an entity also owned by Bill Hamilton.

     TRANSACTIONS WITH NYOK PARTNERS

     Effective as of October 31, 2004, NYOK Partners, a general partnership owned by Marshall Cogan, Greystone's Non-Executive Chairman, and Warren Kruger, Greystone's President and Chief Executive Officer, purchased certain grinding equipment from GSM, at its net book value of $259,000, which approximates the market value of such equipment, in exchange for the cancellation of a like amount of indebtedness. NYOK used the equipment as a trade-in to acquire a grinder with greater capacity. Effective as of November 1, 2004, NYOK entered into an equipment rental contract with GSM, pursuant which NYOK has agreed to lease the grinding equipment to GSM for a period of one year at the rate of $0.06 per pound of plastic material processed utilizing the equipment. During 2006, Greystone paid $44,000 to NYOK for grinding fees.

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

     TRANSACTIONS WITH GREYSTONE PROPERTIES, LLC

     Effective as of July 1, 2004, Greystone Properties, LLC, a limited liability company owned by Robert B. Rosene, Jr., a member of Greystone's Board of Directors, and Warren Kruger, Vice Chairman, entered into an industrial lease with GSM, pursuant to which Greystone Properties, LLC agreed to lease a building containing 60,000 square feet of space to GSM for ten years in exchange for lease payments of $25,000 per month, amended to $17,500 beginning January 1, 2006. Greystone paid Greystone Properties, LLC, rent of $20,000 per month for the period from beginning August 1, 2004, $25,000 per month beginning November 30, 2004 and $17,500 beginning January 1, 2006. The industrial building is located adjacent to Greystone's plant in Bettendorf, Iowa.

     TRANSACTIONS WITH PAUL KRUGER, A SIGNIFICANT STOCKHOLDER

     Until September 8, 2003, Greystone had a $7,000,000 note payable to Paul Kruger, a significant stockholder, at an interest rate of prime plus 3%, due June 4, 2004, secured by all of Greystone's assets. Effective September 8, 2003, Greystone completed a sale and leaseback transaction whereby it sold for agreed upon prices its plant for $1,350,000 and certain production equipment for $5,710,698 to 1607 Commerce Limited Partnership, an entity owned by Paul Kruger, in exchange for the $7,000,000 note payable and accrued interest of $60,698, which resulted in no gain or loss on the transaction. The lease agreement for the plant is a three-year triple net lease with a monthly rental of $17,720. The equipment lease is for 130 months with a monthly rental after the first six months of $48,000 beginning March 8, 2004. During 2005, the total amount paid to 1607 Commerce Limited Partnership under these leases totaled $657,200. Effective March 1, 2005, Greystone notified 1607 Commerce Limited Partnership that pursuant to the breach of certain provisions of the lease, Greystone considered the lease on the building located at 1607 West Commerce, Dallas,

     Texas, terminated. During 2006, Greystone has made no payments to 1607 Commerce Limited Partnership with respect to the equipment lease, but has accrued $576,000 for the year.

     TRANSACTIONS WITH WARREN KRUGER, VICE CHAIRMAN

     During 2006, Mr. Kruger advanced $429,100 to Greystone. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010. At May 31, 2006, note payable of $527,716, advances of $382,318 and accrued interest of $28,718 were due to entities owned or controlled by Warren Kruger.

     During 2005, Warren Kruger advanced $1,256,925 to Greystone, was repaid $807,669 and exchanged $515,672 of advances and accrued interest for common stock, as discussed above in Note 9. Interest accrued on notes and advances to entities owned or controlled by Warren Kruger totaled $45,871 in 2005. At May 31, 2005, advances of $452,216 and accrued interest of $10,485 were due to entities owned or controlled by Warren Kruger.

     Greystone also reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month.

     TRANSACTIONS WITH ROBERT ROSENE, DIRECTOR

     In May 2005, Robert Rosene, a member of Greystone's Board of Directors, advanced $500,000 to Greystone. During fiscal year 2006, Mr. Rosene advanced and additional amount of $1,578,249. Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010.

     TRANSACTIONS WITH WESTGATE CAPITAL, L.L.C.

     During fiscal year 2005, Greystone accrued a licensing fee of $400,000 payable to Westgate Capital, L.L.C., an entity of which Warren Kruger, Vice Chairman and Director, is a member. The licensing agreement relates to the use of a fire retardant formula in the manufacture of plastic pallets. See
     Note 16, Commitments and Contingencies, for further discussion of the licensing fee.

     OTHER TRANSACTIONS

     See also Note 9, "Stockholders' Equity."

NOTE 8. FEDERAL INCOME TAXES

     Deferred taxes as of May 31, 2006 and 2005 are as follows:

                                                      2006             2005
                                                  ------------     ------------
Deferred Tax Assets:
   Net operating loss                             $  9,358,497     $  8,407,180
   Amortization of intangibles                       1,725,005        1,862,650
   Capital loss carryover                            1,059,440        1,057,740
   Accrued expenses                                    145,349           10,526
   Allowance for doubtful accounts                         --            64,724
                                                  ------------     ------------
      Total deferred tax assets                     12,288,291       11,402,820

Deferred Tax Liabilities:
   Depreciation of property and equipment,
      Tax in excess of financial reporting              (5,455)         (45,636)
                                                  ------------     ------------
                                                    12,282,836       11,357,184
Less: Valuation allowance                          (12,282,836)     (11,357,184)
                                                  ------------     ------------
      Total                                       $        --      $        --
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

     The net change in deferred taxes for the year ended May 31, is as follows:

                                                         2006           2005
                                                     -----------    -----------
          Net operating loss                         $   951,317    $ 1,832,089
          Depreciation of property and equipment          40,181        199,170
          Amortization of intangibles                   (137,645)     1,779,956
          Accrued expenses                                14,123       (140,622)
          Loss on investments                              1,700
          Allowance for doubtful accounts                (64,724)        41,017
          Change in valuation allowance                 (804,952)    (3,711,610)
                                                     -----------    -----------

              Total                                  $       --     $       --
                                                     ===========    ===========

     Greystone's effective tax rate for the year ended May 31, differs from the federal statutory rate as follows:

                                                         2006           2005
                                                     -----------    -----------
          Tax benefit using statutory rates          $   772,171    $ 4,837,970
          Net change in valuation allowance             (804,952)    (4,854,860)
          Other                                           32,781         16,890
                                                     -----------    -----------

          Tax benefit, per financial statements      $       --     $       --
                                                     ===========    ===========


     Greystone has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2006 of $27,525,000 as follows:

                                                  Year of
                              Amount             Expiration

                           $ 1,290,000              2012
                             1,291,000              2018
                             5,871,000              2019
                             2,634,000              2020
                               883,000              2021
                             2,370,000              2022
                             4,167,000              2023
                             1,632,000              2024
                             4,589,000              2025
                             2,798,000              2026

     Pursuant to Internal Revenue Code Section 382 and due to a change in control of Greystone, the amount of operating loss which may be applied in any one year will be substantially limited.

NOTE 9. STOCKHOLDERS' EQUITY

     During fiscal year 2005, Greystone sold shares of common stock at a rate of $0.35 per share plus warrants to officers, directors and unrelated parties, as follows:

                                                                            Warrants Exercisable at
                                                                        -------------------------------
                  Officer/Director          Shares          Amount      $0.6625     $0.795      $0.9275
                  ----------------          ------          ------      -------     ------      -------

     Marshall Cogan,                       1,428,571       $500,000      75,472      62,893      53,908
     Non-executive
     Chairman

     Warren Kruger, Vice Chairman and      1,473,347       $515,671      77,837      64,864      55,598
     Director(1)

     Robert Nelson,                          285,714       $100,000      15,094      12,579      10,782
     Chief Financial Officer

     Westgate Capital, LLC(1)(2)           1,142,857       $400,000      60,377      50,314      43,127

     All Others                            6,910,261     $2,418,592     365,073     304,228     260,768
                                           ---------     ----------     -------     -------     -------

             Total                        11,240,750      3,934,263     593,853     494,878     242,183
                                          ==========     ==========     =======     =======     =======

     (1) Warren Kruger exchanged debt and accrued interest for the common stock and warrants.

     (2) Warren Kruger is a member of Westgate Capital, LLC.

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

     A summary of outstanding warrants for the years ending May 31 is as follows:

                                         2005                      2006
                                ---------------------     ---------------------
                                             Weighted                  Weighted
                                             average                   average
                                             exercise                  exercise
                                  Shares       price        Shares       price
                                ---------    --------     ---------    --------

          Beginning of year           --     $    --      5,012,914    $  0.585

          Additions             5,012,914       0.585           --          --

          End of year           5,012,914    $  0.585     5,012,914      $0.585

     All warrants issued and outstanding have a term of five years.

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


NOTE 10. STOCK OPTIONS

     Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 16,015,000 are available for grant as of May 31, 2006. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the three years ended May 31, 2006:

                                                                      Weighted
                                                                       Average
                                                        Shares        Exercise
                                                        (000's)         Price
                                                        ------         ------

          Options outstanding at May 31, 2003            1,585           1.96
          Options granted                                  350           0.54
                                                        ------         ------

          Options outstanding at May 31, 2004            1,935           1.68
          Options granted                                2,250           0.50
          Options cancelled                               (225)          0.50
                                                        ------         ------

          Options outstanding at May 31, 2005            3,960           1.01
          Options cancelled                               (350)          0.62
                                                        ------         ------

          Options outstanding at May 31, 2006            3,610         $ 1.06
                                                        ======         ======

          Exercisable as of May 31, 2004                 1,131         $ 2.16
                                                        ======         ======

          Exercisable as of May 31, 2005                 2,045         $ 1.41
                                                        ======         ======

          Exercisable as of May 31, 2006                 2,404         $ 1.33
                                                        ======         ======

     With respect to options outstanding at May 31, 2006:

                                                      Weighted
                        Options         Weighted       Average
        Range         Outstanding     Average Life      Price      Exercisable
        -----         -----------     ------------      -----      -----------

      $0.50-$0.55      2,700,000       7.1 years        $0.51       1,512,250
         $1.60           185,000       5.9 years        $1.60         166,250

         $2.00           135,000       3.4 years        $2.00         135,000

     $3.125-$4.00        590,000       6.4 years        $3.18         590,000
                       ---------                                    ---------

         Total         3,610,000       6.3 years        $1.06       2,403,500


     For fiscal year 2005 and for the period from June 1, 2005 through February 28, 2006, Greystone applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost was recognized for its stock options in the financial statements. As discussed in Note 1, Greystone adopted SFAS No. 31, and, accordingly, recorded compensation expense in the amount of $64,062 in the financials statements for the period from March 1, 2006 through May 31, 2006. Had Greystone, prior to March 1, 2006, determined compensation cost at the grant date based on fair value under SFAS No. 123, Greystone's net loss would have been increased to the pro forma amount indicated below:

                                                   2006            2005
                                               -----------     -----------
     Net loss to common shareholders:
        As reported                            $(2,849,091)   $(10,421,825)

     Pro forma                                 $(3,055,960)   $(10,436,825)

     Per share:
     As reported                               $     (0.12)   $      (0.60)

     Pro Forma                                 $     (0.13)   $      (0.60)

     The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

          Dividend Yield                                    None
          Expected Volatility                               136%
          Risk Free Interest Rate                             4%
          Expected Holding Period                         5 years

     The total future costs under existing stock options agreements as of May 31, 2006 was $314,282.

NOTE 11. FINANCIAL INSTRUMENTS

     Greystone's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2006 and 2005.

NOTE 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS

     Supplemental information of cash flows for the years ended May 31:

                                                   2006               2005
                                                ----------         ----------

     Non-cash activities
       Common stock issuances:
         Retirement of debt                     $      --          $2,100,163

     Capital lease                                     --           1,205,475

     Retirement of debt in exchange for
       property and equipment                          --             259,000
     Sale of equipment for debt                     20,000                --

     Interest paid                                 893,129            844,646
     Taxes paid                                        --                 --


NOTE 13. OPERATING LEASES

     Rental expense on operating leases totaled $725,522 and $421,860 during 2006 and 2005, respectively. Commitments for operating leases for the five years after May 31, 2006 are $786,000, $786,000, $786,000, $786,000, and $786,000 and
     $1,878,000 thereafter. Operating leases are described further in Note 7, under the headings "Transactions with Paul Kruger, a significant stockholder," for the equipment lease and Transactions with "Transactions with Greystone Properties, LLC," for the industrial lease.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits. As of May 31, 2006, Greystone's bank balances did not exceed federally insured limits.

NOTE 15. IMPAIRMENTS

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

     RELOCATION COSTS - During fiscal year 2005, Greystone accrued an additional $355,000 for estimated costs to terminate the lease on its Dallas, Texas, plant, which was abandoned in the prior fiscal year.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     In April 2001, Greystone entered into a Licensing Agreement with Westgate Capital, LLC ("WCC"), an entity owned by Warren Kruger and William Pritchard, providing Greystone the exclusive right and license to use fire retardant technology then being developed under the direction and expense of WCC. The Licensing Agreement was negotiated and executed prior to Warren Kruger, William Pritchard or entities which they are affiliated became directors or beneficial owners of 10% of more of Greystone's common stock in January 2002. Under the agreement, Greystone must pay the greater of 2.5% of gross sales of UL listed pallets using fire retardant technology or a minimum monthly royalty of $10,000. The agreement also provided that in the event that cumulative payments to WCC total $250,000 during the first two years, WCC would convey the ownership of the technology process to Greystone subject to the 2.5% royalty payment. Subsequent to the execution of the original agreement which provided for a "coating" process technology, the fire retardant process changed to a chemical additive which WCC and Greystone incorporated in the manufacturing process and used to successfully obtain the UL listing. WCC has not asserted that Greystone is in default under the license agreement. In lieu of default Greystone entered into a new licensing agreement with WCC whereby Greystone has a paid up licensing agreement unless Greystone is either insolvent or there is a change in control. During the year ended May 31, 2005, Greystone accrued $400,000 under the new licensing agreement arrangement. WCC elected to exchange the $400,000 for common stock and warrants in connection with Greystone's stock offering as discussed in Note 9, "Stockholders' Equity."

     Greystone derives, and expects that in the foreseeable future it will continue to derive, a substantial amount of its revenue from a few large customers of which 2006 sales totaling approximately $13,719,000 came from one customer. There is no assurance that Greystone will retain this customer's business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

     Greystone entered into an employment agreement with Greystone's Non-Executive Chairman which was effective as of August 1, 2004, and has a term that ends on July 13, 2007. The employment agreement provides for a base salary $15,000 per month plus an annual bonus determined by Greystone's Board of Directors in an amount not less than 50% of the annual bonus to be received by Greystone's Chief Executive Officer. Beginning February 23, 2006, Greystone suspended payment or accrual of salary pending further review by the Board of Directors as to performance of duties under the contract.