Form 10QSB
period 2006-08-31
GREYSTONE LOGISTICS, INC.
filed 2006-10-16
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number  000-26331
                                               -----------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 9, 2006 - 24,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Condensed Consolidated Balance Sheets
           as of August 31, 2006 and May 31, 2006                             1

         Condensed Consolidated Statement of Operations
           For the Three Month Periods Ended August 31, 2006 and 2005         2

         Condensed Consolidated Statement of Cash Flows
           For the Three Month Periods Ended August 31, 2006 and 2005         3

         Notes to Financial Statements                                        4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            6

ITEM 3.  CONTROLS AND PROCEDURES                                              9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                            10

SIGNATURES                                                                   11

ITEM 1. FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             August 31,        May 31,
                                                                                2006            2006
                                                                            ------------    ------------
                                     Assets
Current Assets:
        Cash                                                                $     18,949    $        925
        Accounts receivable                                                      736,566         842,375
        Property taxes receivable                                                100,000              --
        Inventory                                                                395,093         631,236
        Prepaid expenses                                                              --           8,913
                                                                            ------------    ------------
              Total Current Assets                                             1,250,608       1,483,449

Property, Plant and Equipment,
        net of accumulated depreciation of $2,248,805 and $2,060,091
        at August 31, 2006 and May 31, 2006, respectively                      7,932,558       8,028,275

Other Assets                                                                     137,054         151,661
                                                                            ------------    ------------

Total Assets                                                                $  9,320,220    $  9,663,385
                                                                            ============    ============

                    Liabilities and Stockholders' Deficiency

Current Liabilities:
        Current portion of long-term debt                                   $  2,055,076    $  2,055,463
        Advances payable - related party                                         482,424         394,567
        Bank overdraft                                                                --         143,928
        Accounts payable and accrued expenses                                  2,902,948       2,740,555
        Preferred dividends payable                                              657,164         513,260
                                                                            ------------    ------------
              Total Current Liabilities                                        6,097,612       5,847,773

Long-Term Debt                                                                10,775,934      10,886,176

Stockholders' Deficiency:
        Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
          50,000 shares outstanding, liquidation preference of $5,000,000              5               5
        Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 24,061,201 outstanding                                       2,406           2,406
        Additional paid-in capital                                            52,341,114      52,278,594
        Deficit                                                              (59,896,851)    (59,351,569)
                                                                            ------------    ------------
              Total Stockholders' Deficiency                                  (7,553,326)     (7,070,564)
                                                                            ------------    ------------

Total Liabilities and Stockholders' Deficiency                              $  9,320,220    $  9,663,385
                                                                            ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended August 31,
                                                                            ----------------------------
                                                                                2006            2005
                                                                            ------------    ------------
Sales                                                                       $  3,881,134    $  2,909,104

Cost of Sales, including depreciation expense of
        $188,473 and $179,496 in 2006 and 2005, respectively                   3,500,932       3,010,646
                                                                            ------------    ------------

Gross Profit (Loss)                                                              380,202        (101,542)

Expenses:
        General, selling and administration expenses                             453,980         561,562
                                                                            ------------    ------------

Operating Loss                                                                   (73,778)       (663,104)

Other Income (Expense):
        Other income                                                               2,189          71,016
        Interest expense                                                        (329,789)       (238,751)
                                                                            ------------    ------------
              Total Other Income (Expense)                                      (327,600)       (167,735)
                                                                            ------------    ------------

Net Loss                                                                        (401,378)       (830,839)

Preferred Dividends                                                              143,904         153,915
                                                                            ------------    ------------

Net Loss Available to Common Stockholders                                   $   (545,282)   $   (984,754)
                                                                            ============    ============

Loss Available to Common Stockholders
        Per Share of Common Stock - Basic and Diluted                       $      (0.02)   $      (0.04)
                                                                            ============    ============

Weighted Average Shares of Common Stock Outstanding -
        Basic and Diluted                                                     24,061,000      24,061,000
                                                                            ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended August 31,
                                                                            ----------------------------
                                                                                2006            2005
                                                                            ------------    ------------
Cash Flows from Operating Activities:
        Net Loss                                                            $   (401,378)   $   (830,839)
        Adjustments to reconcile net loss to cash used
          in operating activities
              Depreciation and amortization                                      191,586         179,496
              Cost of stock options                                               62,520              --
              Loss on sale of equipment                                               --          12,857
              Changes in receivables                                               5,809          46,799
              Changes in inventory                                               236,143        (262,424)
              Changes in prepaid expenses                                          8,913          10,932
              Change in other assets                                              11,735              --
              Changes in accounts payable and accrued expenses                   162,393          25,743
                                                                            ------------    ------------
                    Net cash provided by (used in) operating activities          277,721        (817,436)

Cash Flows from Investing Activities:
        Purchase of property and equipment                                       (92,997)     (1,278,965)
                                                                            ------------    ------------
                    Net cash used in investing activities                        (92,997)     (1,278,965)

Cash Flows from Financing Activities:
        Proceeds from notes and advances payable                                  87,857       2,344,225
        Payments on notes payable and bank overdraft                            (254,557)       (140,418)
        Dividends paid on preferred stock                                             --         (34,463)
                                                                            ------------    ------------
                    Net cash provided by (used in) financing activities         (166,700)      2,169,344
                                                                            ------------    ------------

Net Increase in Cash                                                              18,024          72,943
Cash, beginning of period                                                            925           1,410
                                                                            ------------    ------------

Cash, end of period                                                         $     18,949    $     74,353
                                                                            ============    ============

Supplemental Information:
        Interest paid                                                       $    273,057    $    165,135

         The accompanying notes are an integral part of these condensed consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. In the opinion of Greystone, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2006, and the results of its operations and its cash flows for the three month periods ended August 31, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2006 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of approximately $4,847,004, a stockholders' deficiency of $7,553,326 and continuing losses from operations at August 31, 2006 and its inability to obtain long term financing raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the three month periods ended August 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the three month periods ended August 31, 2006 and 2005, the weighted average common shares outstanding is 24,061,000. Convertible preferred stock, common stock options and warrants are not considered as their effect is antidilutive.

     4. Inventory consists of the following:

                                         August 31,     May 31,
                                            2006         2006
                                         ----------   ----------
                     Raw materials       $  367,089   $  554,316
                     Finished goods          28,004       76,920
                                         ----------   ----------
                     Total inventory     $  395,093   $  631,236
                                         ==========   ==========

     5. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after December 15, 2005. The Company adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to March 1, 2006 will be accounted for using the straight-line basis for recognizing compensation costs in accordance with SFAS No. 123, except that the amounts will be recognized in the Company's consolidated statements of operations. The effect of adopting SFAS No. 123(R) is a charge in the amount of $62,520 to compensation expense during the quarter ended August 31, 2006.

     For the three month period ended August 31, 2005, Greystone applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. There was no stock option cost during the period ended August 31, 2005.

     6. In September 2006, the Financial Accounting Standards Board issued two new statements - Statement No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R), and Statement No. 157, FAIR VALUE MEASUREMENTS. Neither of these statements will have a material impact on Greystone's financial position or results of operations.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

     The condensed consolidated statements include Greystone Logistics, Inc., or Greystone, and its wholly owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP.

     Greystone has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

     References to fiscal year 2007 refer to the three month period ended August 31, 2006. References to fiscal year 2006 refer to the three month period ended August 31, 2005.

SALES

     Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. Greystone distributes its pallets through a combination of a network of independent contractor distributors and sales by Greystone's officers and employees.

     In addition, in July 2006, Greystone launched a beta test program involving the lease of a small pool of recycled plastic pallets by Greystone to a customer to be utilized by the customer to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement with the customer, Greystone will deliver and track throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the customer's product. The pallets will stay in a closed loop environment and be continually sent back for reuse. If a pallet is damaged, Greystone will grind the pallet and reutilize the resin.

     Greystone also markets its own design of an injection molding machine, the PIPER 600, through a licensing agreement with ForcePro, LLC, which gives ForcePro the exclusive right to market and sell the PIPER 600. Pursuant to the terms of the licensing agreement, Greystone will receive a royalty of 5% of the gross proceeds from sales of the PIPER 600.

PERSONNEL

     Greystone had approximately 75 full-time employees as of August 31, 2006 compared to 84 full-time employees as of August 31, 2005.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2006 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2005

     Sales for fiscal year 2007 were $3,881,134 compared to $2,909,104 in fiscal year 2006, for an increase of $972,030. The increase is due to the addition of one production line by GSM in August 2005. The increase in production was substantially sold to Greystone's principal customer.

     Cost of sales in fiscal year 2007 was $3,500,932, or 90% of sales, compared to $3,010,646, or 103% of sales, in fiscal year 2006. The improvement in the ratio of cost of sales to sales is due primarily to increases in sales prices and the addition of a production line operating at near full capacity. The overall high rate of cost of sales to sales is due in part to lease costs of $144,000 per quarter for the PIPER 600 production line which operates at approximately 10% of designed capacity.

     General and administrative expense decreased $107,582 from $561,562 in fiscal year 2006 to $453,980 in fiscal year 2007. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 is reductions in administrative salaries, travel expense and professional fees incurred in 2006 in connection with seeking capital to provide for future growth. The reduction in administrative salaries was partially offset by a charge of $62,520 for the cost of stock options as discussed further in note 5 to the condensed consolidated financial statements under Item 1 - Financial Statements.

     Interest expense increased $91,038 from $238,751 in fiscal year 2006 to $329,789 in fiscal year 2007 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

     The net loss decreased $429,461 from $(830,839) in fiscal year 2006 to $(401,378) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net loss available to common shareholders was $(545,282), or $(0.02) per share, in fiscal year 2007 compared to $(984,754), or $(0.04) per share, in fiscal year 2006 for a decrease of $439,472 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of August 31, 2006, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the three months ended August 31, 2006 is as follows:

     Cash provided by operating activities     $    277,721

     Cash used in investing activities              (92,997)

     Cash used in financing activities             (166,700)


     The contractual obligations of Greystone are as follows:

                                  LESS THAN                                    OVER
                      TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS      5 YEARS
                      -----         ------      ---------     ---------      -------
Long-term debt     $12,831,010   $ 2,055,076   $ 8,383,592   $ 1,197,908   $ 1,194,434
Operating leases     5,611,500       786,000     1,572,000     1,572,000     1,681,500
                   -----------   -----------   -----------   -----------   -----------
Total              $18,442,510   $ 2,841,076   $ 9,955,592   $ 2,769,908   $ 2,875,934
                   ===========   ===========   ===========   ===========   ===========

     Greystone continues to require outside sources of cash to fund its operating activities. To provide for the additional cash to meet Greystone's operating activities and contractual obligations for fiscal 2007, Greystone is exploring various options including long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of approximately $4,847,004 at August 31, 2006, which includes current portion of long-term debt and $2,055,076 and $2,902,948 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing or achieve profitability.

     Substantially all of the financing that Greystone has received through August 31, 2006, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

     This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2006, which was filed on September 13, 2006. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

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

     During the quarter ended August 31, 2006, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

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



                                      GREYSTONE LOGISTICS, INC.
                                           (Registrant)



Date: October 16, 2006               /s/ Robert H. Nelson
                                     -----------------------------
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and interim principal executive officer)