Form 10KSB/A
period 2006-05-31
GREYSTONE LOGISTICS, INC.
filed 2006-11-28
CIK 1088413

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

                  For the Fiscal Year Ended  May 31, 2006
                                             ------------

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

         Title of each class                     Name of each exchange
                                                 on which registered
--------------------------------------------------------------------------------
                NONE                                     NONE

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                            GREYSTONE LOGISTICS, INC.
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
                                TABLE OF CONTENTS


PART I

Item 3. Legal Proceedings                                                    4

                                EXPLANATORY NOTE

     This Form 10-KSB/A is being filed by Greystone Logistics, Inc. (the "Company"), as Amendment No. 1 (the "Amendment") to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 (the "Prior Form 10-KSB"), to amend Part I of the Prior Form 10-KSB by adding a description of a legal proceeding under Item 3 below. The information contained herein has not been updated to reflect events or developments that may have occurred subsequent to May 31, 2006.

PART I.

ITEM 3. LEGAL PROCEEDINGS

1607 Commerce Limited Partnership, a Texas limited partnership, vs. Plastic Pallet Production, Inc., a Texas corporation, Greystone Logistics, Inc., an Oklahoma corporation, f/k/a PalWeb Corporation, and Greystone Manufacturing, L.L.C., an Oklahoma limited liability company, Case No. CJ-06-489W, District Court of Cleveland County, State of Oklahoma.

     The petition in the above referenced litigation was filed on March 27, 2006. The plaintiff alleges, among other things, that: (a) one of the Company's wholly owned subsidiaries, Plastic Pallet Production, Inc., or PPP, is in default under an equipment lease agreement dated September 8, 2003 with a 130-month term pursuant to which PPP agreed to lease certain plastic injection molding equipment from plaintiff in exchange for monthly rental payments of $48,000; (b) PPP is indebted to plaintiff in the amount of $576,000, representing monthly rental payments from April, 2005 through March, 2006 along with: (i) further amounts that will accrue through the date of trial at the rate of $48,000 per month; (ii) interest on unpaid amounts at the rate of 18% per annum; and (iii) attorney fees incurred in connection with the collection of the past due amounts; and (c) the Company and its other wholly owned subsidiary, Greystone Manufacturing, L.L.C. are liable for PPP's default under the equipment lease agreement pursuant to a guaranty agreement. In addition, the plaintiff has petitioned the court to declare that it has a valid, perfected security interest in certain collateral, and seeks an order requiring that the Company assemble such collateral and make it available for repossession and an order that the plaintiff is entitled to notify third parties obligated on any such collateral.

     The Company has filed an answer generally denying certain allegations in the petition and asserting defenses to non-payment. The Company has entered into settlement discussions with the plaintiff and intends to vigorously defend the suit if it is unable to settle the case upon suitable terms.

ITEM 13. EXHIBITS


EXHIBIT
  NO.     DESCRIPTION
  ---     -----------

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

10.39 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit
          10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005). Promissory Note dated as of June 17, 2005 in the amount of $500,100 issued by Greystone Logistics, Inc. and Greystone

10.40 Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

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

11.1 Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements (incorporated herein by reference to Exhibit 11.1 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2006, which was filed with the SEC on September 13, 2006).

21.1 Subsidiaries of Greystone Logistics, Inc. (incorporated herein by reference to Exhibit 21.1 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2006, which was filed with the SEC on September 13,
          2006).

23.1 Consent of Murrell, Hall, McIntosh & Co., PLLP (incorporated herein by reference to Exhibit 23.1 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2006, which was filed with the SEC on September 13,
          2006).

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1 Certification of Chief Financial Officer (and interim principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2006, which was filed with the SEC on September 13, 2006).

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREYSTONE LOGISTICS, INC.
                                               (Registrant)



Date:  11/28/06                        /s/ Warren F. Kruger
                                       ----------------------------------------
                                       Warren F. Kruger, President and
                                       Chief Executive Officer