Form 10QSB
period 2006-11-30
GREYSTONE LOGISTICS, INC.
filed 2007-01-22
CIK 1088413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______ TO ________

                      Commission file number    000-26331
                                             ---------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 10, 2007 - 24,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  [_]   No  [X]

================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Condensed Consolidated Balance Sheets
            as of November 30, 2006 and May 31, 2006                          1

         Condensed Consolidated Statements of Operations
           For the Six Month Periods Ended November 30, 2006 and 2005         2

         Condensed Consolidated Statements of Operations
           For the Three Month Periods Ended November 30, 2006 and 2005       3

         Condensed Consolidated Statements of Cash Flows
           For the Six Month Periods Ended November 30, 2006 and 2005         4

         Notes to Condensed Consolidated Financial Statements                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            7

ITEM 3.  CONTROLS AND PROCEDURES                                             10

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   11

ITEM 6.  EXHIBITS                                                            12

SIGNATURES                                                                   13

ITEM 1.  FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              November 30,         May 31,
                                                                                  2006              2006
                                                                              ------------      ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
        Cash                                                                  $      3,723      $        925
        Accounts receivable                                                        654,837           842,375
        Inventory                                                                  173,177           631,236
        Prepaid expenses                                                            27,803             8,913
                                                                              ------------      ------------
              TOTAL CURRENT ASSETS                                                 859,540         1,483,449

PROPERTY, PLANT AND EQUIPMENT,
        net of accumulated depreciation of $2,461,262 and $2,060,091
        at November 30, 2006 and May 31, 2006, respectively                      8,006,977         8,028,275

OTHER ASSETS                                                                       132,882           151,661
                                                                              ------------      ------------

TOTAL ASSETS                                                                  $  8,999,399      $  9,663,385
                                                                              ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
        Current portion of long-term debt                                     $  2,055,076      $  2,055,463
        Bank overdraft                                                                  --           143,928
        Advances payable - related party                                         1,291,082           394,567
        Accounts payable and accrued expenses                                    2,838,475         2,740,555
        Preferred dividends payable                                                800,520           513,260
                                                                              ------------      ------------
              TOTAL CURRENT LIABILITIES                                          6,985,153         5,847,773

LONG-TERM DEBT                                                                  10,638,348        10,886,176

STOCKHOLDERS' DEFICIENCY:
        Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
          50,000 shares outstanding, liquidation preference of $5,000,000                5                 5
        Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 24,061,201 outstanding                                         2,406             2,406
        Additional paid-in capital                                              52,403,634        52,278,594
        Deficit                                                                (61,030,147)      (59,351,569)
                                                                              ------------      ------------
              TOTAL STOCKHOLDERS' DEFICIENCY                                    (8,624,102)       (7,070,564)
                                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $  8,999,399      $  9,663,385
                                                                              ============      ============

            The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Six Months Ended November 30,
                                                               ------------------------------
                                                                   2006              2005
                                                               ------------      ------------

Sales                                                          $  6,490,831      $  7,114,790

Cost of Sales, including depreciation expense of
        $401,171 and $352,816                                     6,376,736         6,962,159
                                                               ------------      ------------

Gross Profit (Loss)                                                 114,095           152,631

Expenses:
        General, selling and administration expenses                902,745         1,167,847
                                                               ------------      ------------

Operating Loss                                                     (788,650)       (1,015,216)

Other Income (Expense):
        Other income                                                  2,213            74,299
        Interest expense                                           (604,881)         (505,970)
                                                               ------------      ------------
              Total Other Income (Expense)                         (602,668)         (431,671)
                                                               ------------      ------------

Net Loss                                                         (1,391,318)       (1,446,887)

Preferred Dividends                                                 287,260           279,600
                                                               ------------      ------------

Net Loss Available to Common Stockholders                      $ (1,678,578)     $ (1,726,487)
                                                               ============      ============

Loss Available to Common Stockholders
        Per Share of Common Stock - Basic and Diluted          $      (0.07)     $      (0.07)
                                                               ============      ============

Weighted Average Shares of Common Stock Outstanding              24,061,000        24,061,000
                                                               ============      ============

  The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended November 30,
                                                               ------------------------------
                                                                   2006              2005
                                                               ------------      ------------
Sales                                                          $  2,609,697      $  4,205,686

Cost of Sales, including depreciation expense of
        $212,698 and $173,320                                     2,875,804         3,951,513
                                                               ------------      ------------

Gross Profit (Loss)                                                (266,107)          254,173

Expenses:
        General, selling and administration expenses                448,765           606,285
                                                               ------------      ------------

Operating Loss                                                     (714,872)         (352,112)

Other Income (Expense):
        Other income                                                     24             3,283
        Interest expense                                           (275,092)         (267,219)
                                                               ------------      ------------
              Total Other Income (Expense)                         (275,068)         (263,936)
                                                               ------------      ------------

Net Loss                                                           (989,940)         (616,048)

Preferred Dividends                                                 143,356           125,685
                                                               ------------      ------------

Net Loss Available to Common Stockholders                      $ (1,133,296)     $   (741,733)
                                                               ============      ============

Loss Available to Common Stockholders
        Per Share of Common Stock - Basic and Diluted          $      (0.05)     $      (0.03)
                                                               ============      ============

Weighted Average Shares of Common Stock Outstanding              24,061,000        24,061,000
                                                               ============      ============

  The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended November 30,
                                                                   ------------------------------
                                                                       2006              2005
                                                                   ------------      ------------
Cash Flows from Operating Activities:
        Net Loss                                                   $ (1,391,318)     $ (1,446,887)
        Adjustments to reconcile net loss to cash used
          in operating activities
              Depreciation and amortization                             419,950           363,561
              Stock option compensation                                 125,040                --
              Loss on sale of equipment                                      --            12,857
              Changes in accounts receivable                            187,538          (706,300)
              Changes in inventory                                      458,059          (145,917)
              Changes in prepaid expenses                               (18,890)            3,290
              Changes in accounts payable and accrued expenses           97,920           699,139
                                                                   ------------      ------------
                    Net cash used in operating activities              (121,701)       (1,220,257)

Cash Flows from Investing Activities:
        Purchase of property and equipment                             (379,873)       (1,344,705)
                                                                   ------------      ------------
                    Net cash used in investing activities              (379,873)       (1,344,705)

Cash Flows from Financing Activities:
        Proceeds from notes and advances payable                        896,515         2,924,225
        Payments on notes and advances payable                         (392,143)         (322,656)
        Proceeds from issuance of common stock                               --                --
        Dividends paid on preferred stock                                    --           (34,463)
                                                                   ------------      ------------
                    Net cash provided by financing activities           504,372         2,567,106
                                                                   ------------      ------------

Net Increase in Cash                                                      2,798             2,144
Cash, beginning of period                                                   925             1,410
                                                                   ------------      ------------

Cash, end of period                                                $      3,723      $      3,554
                                                                   ============      ============

Noncash activities:
        Sale of equipment in exchange for debt                               --            20,000
Supplemental Information:
        Interest paid                                              $    482,229      $    449,760
                                                                   ============      ============

     The accompanying notes are an integral part of these consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of Greystone, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2006, and the results of its operations and its cash flows for the six month and three month periods ended November 30, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2006 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $6,125,613, a stockholders' deficiency of $8,624,102 and continuing losses from operations at November 30, 2006 and its inability to obtain long term financing raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the three month periods ended November 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the three month periods ended November 30, 2006 and 2005, the weighted average common shares outstanding for all periods is 24,061,000. Convertible preferred stock, common stock options and warrants are not considered as their effect is antidilutive.

     4.      Inventory consists of the following:
                                        November 30,     May 31,
                                           2006           2006
                                         --------       --------
                     Raw materials       $132,709       $554,316
                     Finished goods        40,468         76,920
                                         --------       --------
                     Total inventory     $173,177       $631,236
                                         ========       ========

     5. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This statement is a revision of SFAS No. 123,

"Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after December 15, 2005. The Company adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to March 1, 2006 will be accounted for using the straight-line basis for recognizing compensation costs in accordance with SFAS No. 123, except that the amounts will be recognized in the Company's consolidated statements of operations. The effect of adopting SFAS No. 123(R) is a charge in the amount of $125,040 and $62,520 to compensation expense for the six month and three month periods ending November 30, 2006.

     For the six month and three month periods ended November 30, 2005, Greystone applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. There was no stock option cost during the six month and three month periods ended November 30, 2005.

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

     References to fiscal year 2007 refer to the six month and three month periods ended November 30, 2006. References to fiscal year 2006 refer to the six month and three month periods ended November 30, 2005.

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

PERSONNEL

     Greystone had approximately 75 full-time employees as of November 30, 2006 compared to 84 full-time employees as of November 30, 2005.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2005

     Sales for fiscal year 2007 were $6,490,831 compared to $7,114,790 in fiscal year 2006, for a decrease of $623,959. The decrease is the result of a reduction in pallet sales to one major customer during the second quarter of fiscal year 2007.

     Cost of sales in fiscal year 2007 was $6,376,736, or 98% of sales, compared to $6,962,159, or 98% of sales, in fiscal year 2006. The overall high rate of cost of sales to sales is due in part to lease costs of $144,000 per quarter for the PIPER 600 production line which operates at approximately 10% of designed capacity.

     General and administrative expense decreased $265,102 from $1,167,847 in fiscal year 2006 to $902,745 in fiscal year 2007. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 is reductions in administrative salaries, travel expense and professional fees incurred in 2006 in connection with seeking capital to provide for future growth. The reduction in administrative salaries was partially offset by a charge of $125,040 for the cost of stock options as discussed further in note 5 to the condensed consolidated financial statements under Item 1 - Financial Statements.

     Interest expense increased $98,911 from $505,970 in fiscal year 2006 to $604,881 in fiscal year 2007 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

     The net loss decreased $55,569 from $(1,446,887) in fiscal year 2006 to $(1,391,318) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net loss available to common shareholders was $(1,678,578), or $(0.07) per share, in fiscal year 2007 compared to $(1,726,487), or $(0.07) per share, in fiscal year 2006 for a decrease in the net loss of $47,909 for the reasons discussed above.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2005

     Sales for fiscal year 2007 were $2,609,697 compared to $4,205,686 in fiscal year 2006, for a decrease of $1,595,989. The decrease is the result of a reduction in pallet sales to one major customer.

     Cost of sales in fiscal year 2007 was $2,875,804, or 110% of sales, compared to $3,951,513, or 94% of sales, in fiscal year 2006. The increase in the ratio of cost of sales to sales in fiscal year 2007 is due primarily to the reduction in sales. In addition, the overall high rate of cost of sales to sales for both fiscal year 2007 and 2006 is due in part to lease costs of $144,000 per quarter for the PIPER 600 production line which operates at approximately 10% of designed capacity.

     General and administrative expense decreased $157,520 from $606,285 in fiscal year 2006 to $448,765 in fiscal year 2007. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 is reductions in administrative salaries, travel expense and professional fees incurred in 2006 in connection with seeking capital to provide for future growth. The reduction in administrative salaries was partially offset by a charge of $62,520 for the cost of stock options as discussed further in note 5 to the condensed consolidated financial statements under Item 1 - Financial Statements.

     Interest expense increased $7,873 from $267,219 in fiscal year 2006 to $275,092 in fiscal year 2007.

     The net loss increased $373,892 from $(616,048) in fiscal year 2006 to $(989,940) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net loss available to common shareholders was $(1,133,296), or $(0.05) per share, in fiscal year 2007 compared to $(741,733), or $(0.03) per share in fiscal year 2006 for an increase in the net loss of $394,563 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of November 30, 2006, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the six months ended November 30, 2006 is as follows:

            Net cash used in operating activities        $ (121,701)

            Net cash used in investing activities          (379,873)

            Net cash provided by financing activities       504,372


     The contractual obligations of Greystone are as follows:

                                   LESS THAN                                 OVER
                        TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                        -----        ------      ---------    ---------     -------
Long-term debt       $12,693,424   $2,055,076   $8,287,673   $1,197,908   $1,152,767
Operating leases       5,415,000      786,000    1,572,000    1,572,000    1,485,000
                     -----------   ----------   ----------   ----------   ----------
Total                $18,108,424   $2,841,076   $9,859,673   $2,769,908   $2,637,767
                     ===========   ==========   ==========   ==========   ==========

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

     Greystone has accumulated a working capital deficit of approximately $6,125,613 at November 30, 2006, which includes current portion of long-term debt of $2,055,076 and $2,838,475 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing or achieve profitability.

     Substantially all of the financing that Greystone has received through November 30, 2006, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

     Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

     Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for an aggregate stated value of $5,000,000 and with a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.

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

     During the quarter ended November 30, 2006, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

EXCELSIOR CAPITAL MARKETING AND HOWELL MERGERS AND ACQUISITIONS, LLC VS. 1607 COMMERCE LIMITED PARTNERSHIP, PLASTIC PALLET PRODUCTION, INC., AND PALWEB CORPORATION, Case No. DC-06-10375-E, filed in the District Court of Dallas County, Texas, E-101st Judicial District.

     The petition in the above referenced litigation was filed on October 5, 2006. The litigation involves a building in Dallas, Texas, which is owned by 1607 Commerce and was formerly leased to one of Greystone's wholly owned subsidiaries, Plastic Pallet Production, Inc., or PPP. The plaintiffs allege, among other things, that: (a) the defendants were obligated to repair the building after it was burglarized and vandalized; (b) the plaintiffs agreed to repair the building, subject to PPP's insurance carrier paying for the cost of the repairs; (c) the plaintiffs caused the building to be repaired; (d) PPP's insurance carrier issued checks for the costs of the repairs, but that one of Greystone's lenders claimed that it was entitled to the insurance proceeds; and (e) the plaintiffs have suffered damages in excess of $250,000, for which the defendants are jointly and severally liable, based upon the following causes of action: (i) breach of contract, (ii) fraud, (iii) negligent misrepresentation, (iv) unjust enrichment and (v) conspiracy.

     Greystone and PPP have filed an answer generally denying most of the allegations in the petition and asserting certain defenses to the plaintiffs' claims. Greystone and PPP intend to vigorously defend the suit.


ITEM 6. EXHIBITS


        11.1 Computation of Loss per Share is in Note 3 in the Notes to the condensed consolidated financial statements.

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


                                                GREYSTONE LOGISTICS, INC.
                                           ------------------------------------
                                                      (Registrant)


Date: January 22, 2007                     /s/ Warren F. Kruger
                                           ------------------------------------
                                           President and Chief Executive Officer