Form 10QSB
period 2007-02-28
GREYSTONE LOGISTICS, INC.
filed 2007-05-17
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 10, 2007 - 26,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes  [_]    No  [X]

================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 28, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

            Condensed Consolidated Balance Sheets
             as of February 28, 2007 and May 31, 2006                          1

            Condensed Consolidated Statements of Operations
             For the Nine Month Periods Ended February 28, 2007 and 2006       2

            Condensed Consolidated Statements of Operations
             For the Three Month Periods Ended February 28, 2007 and 2006      3

            Condensed Consolidated Statements of Cash Flows
             For the Nine Month Periods Ended February 28, 2007 and 2006       4

            Notes to Condensed Consolidated Financial Statements               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             8

ITEM 3.  CONTROLS AND PROCEDURES                                              13

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 6.  EXHIBITS                                                             14

SIGNATURES                                                                    15

ITEM 1.  FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                  February 28,        May 31,
                                                                                      2007              2006
                                                                                  ------------      ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
        Accounts receivable, net of allowance for doubtful                             151,860           842,375
            accounts of $39,992 at February 28, 2007
        Inventory                                                                       63,081           631,236
        Prepaid expenses                                                                31,117             8,913
                                                                                  ------------      ------------
              TOTAL CURRENT ASSETS                                                     328,895         1,483,449

PROPERTY, PLANT AND EQUIPMENT,
        net of accumulated depreciation of $2,517,125 and $2,060,091
        at February 28, 2007 and May 31, 2006, respectively                          7,164,894         8,028,275

OTHER ASSETS                                                                           114,990           151,661
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $  7,608,779      $  9,663,385
                                                                                  ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
        Current portion of long-term debt                                         $  3,192,348      $  2,055,463
        Bank overdraft                                                                      --           143,928
        Advances payable - related party                                               860,799           394,567
        Accounts payable and accrued expenses:
              Third parties                                                          1,787,800         2,740,555
              Related party                                                            508,247                --
        Preferred dividends payable                                                    942,301           513,260
                                                                                  ------------      ------------
              TOTAL CURRENT LIABILITIES                                              7,291,495         5,847,773

LONG-TERM DEBT                                                                       9,946,663        10,886,176

DEFERRED INCOME                                                                        143,805                --

STOCKHOLDERS' DEFICIENCY:
        Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
          50,000 shares outstanding, liquidation preference of $5,000,000                    5                 5
        Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 26,061,201 and 24,061,201 outstanding, respectively                2,606             2,406
        Additional paid-in capital                                                  52,574,454        52,278,594
        Deficit                                                                    (62,350,249)      (59,351,569)
                                                                                  ------------      ------------
              TOTAL STOCKHOLDERS' DEFICIENCY                                        (9,773,184)       (7,070,564)
                                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $  7,608,779      $  9,663,385
                                                                                  ============      ============

            The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                          Nine Months Ended February 28,
                                                          ------------------------------
                                                              2007              2006
                                                          ------------      ------------
Sales                                                     $  9,065,259      $ 11,237,737

Cost of Sales, including depreciation expense of
        $598,472 and $544,805                                8,840,652        10,777,837
                                                          ------------      ------------

Gross Profit                                                   224,607           459,900

Expenses:
        General, selling and administration expenses         1,368,902         1,733,876
                                                          ------------      ------------

Operating Loss                                              (1,144,295)       (1,273,976)

Other Income (Expense):
        Other income (expense)                                (472,323)           81,107
        Interest expense                                      (953,021)         (772,745)
                                                          ------------      ------------
              Total Other Income (Expense)                  (1,425,344)         (691,638)
                                                          ------------      ------------

Net Loss                                                    (2,569,639)       (1,965,614)

Preferred Dividends                                            429,041           409,629
                                                          ------------      ------------

Net Loss Available to Common Stockholders                 $ (2,998,680)     $ (2,375,243)
                                                          ============      ============

Loss Available to Common Stockholders
        Per Share of Common Stock - Basic and Diluted     $      (0.12)     $      (0.10)
                                                          ============      ============

Weighted Average Shares of Common Stock Outstanding         24,283,000        24,061,000
                                                          ============      ============


 The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                          Three Months Ended February 28,
                                                          ------------------------------
                                                              2007              2006
                                                          ------------      ------------
Sales                                                     $  2,574,428      $  4,122,947

Cost of Sales, including depreciation expense of
        $197,301 and $191,989                                2,463,916         3,815,678
                                                          ------------      ------------

Gross Profit (Loss)                                            110,512           307,269

Expenses:
        General, selling and administration expenses           466,157           566,029
                                                          ------------      ------------

Operating Loss                                                (355,645)         (258,760)

Other Income (Expense):
        Other income (expense)                                (474,536)            6,808
        Interest expense                                      (348,140)         (266,775)
                                                          ------------      ------------
              Total Other Income (Expense)                    (822,676)         (259,967)
                                                          ------------      ------------

Net Loss                                                    (1,178,321)         (518,727)

Preferred Dividends                                            141,781           130,029
                                                          ------------      ------------

Net Loss Available to Common Stockholders                 $ (1,320,102)     $   (648,756)
                                                          ============      ============

Loss Available to Common Stockholders
        Per Share of Common Stock - Basic and Diluted     $      (0.05)     $      (0.03)
                                                          ============      ============

Weighted Average Shares of Common Stock Outstanding         24,728,000        24,061,000
                                                          ============      ============

 The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                            Nine Months Ended February 28,
                                                                            ------------------------------
                                                                                2007              2006
                                                                            ------------      ------------
Cash Flows from Operating Activities:
        Net Loss                                                            $ (2,569,639)     $ (1,965,614)
        Adjustments to reconcile net loss to cash used
          in operating activities
              Depreciation and amortization                                      628,511           556,265
              Gain on sale of equipment and other assets                         (71,472)           (6,571)
              Stock option compensation                                          196,060                --
              Loss on termination of long-term lease                             619,061                --
              Changes in accounts receivable                                     690,515           300,398
              Changes in inventory                                               568,155           (89,185)
              Changes in prepaid expenses and other                              (11,604)            3,855
              Changes in accounts payable and accrued expenses                  (444,508)          211,741
                                                                            ------------      ------------
                    Net cash used in operating activities                       (394,921)         (989,111)

Cash Flows from Investing Activities:
        Purchase of property and equipment                                      (517,016)       (1,447,757)
        Proceeds from sale of equipment                                          993,234                --
                                                                            ------------      ------------
                    Net cash provided by (used in) investing activities          476,218        (1,447,757)

Cash Flows from Financing Activities:
        Proceeds from notes and advances payable                                 355,603         2,924,225
        Payments on notes and advances payable                                  (211,060)         (453,279)
        Payment of bank overdraft                                               (143,928)               --
        Dividends paid on preferred stock                                             --           (34,463)
                                                                            ------------      ------------
                    Net cash provided by financing activities                        615         2,436,483
                                                                            ------------      ------------

Net Increase (Decrease) in Cash                                                   81,912              (385)
Cash, beginning of period                                                            925             1,410
                                                                            ------------      ------------

Cash, end of period                                                         $     82,837      $      1,025
                                                                            ============      ============

Noncash activities:
        Sale of equipment in exchange for debt                              $         --      $     20,000
        Accrual of preferred dividends                                           429,041           375,166
        Issuance of common stock for termination of long-term lease              100,000                --
        Long-term payable for termination of long-term lease                     519,061                --
Supplemental Information:
        Interest paid                                                       $    820,599      $    772,745


          The accompanying notes are an integral part of these consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of Greystone, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2007, and the results of its operations and its cash flows for the nine month and three month periods ended February 28, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2006 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $(6,962,600), a stockholders' deficiency of $(9,773,184) and continuing losses from operations at February 28, 2007 and its inability to obtain long term financing raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the nine month and three month periods ended February 28, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

     3. The computation of loss per share is computed by dividing the loss available to common shareholders by the weighted average shares outstanding for the periods. Loss available to common shareholders is determined by adding preferred dividends for the periods to the net loss. For the nine month periods ended February 28, 2007 and 2006, the weighted average common shares outstanding for all periods is 24,283,000 and 24,061,000, respectively. For the three month periods ended February 28, 2007 and 2006, the weighted average common shares outstanding for all periods is 24,728,000 and 24,061,000, respectively. Convertible preferred stock, common stock options and warrants are not considered as their effect is antidilutive.

     4.     Inventory consists of the following:

                                          February 28,      May 31,
                                              2007           2006
                                           ----------     ----------
                       Raw materials       $       --     $  554,316
                       Finished goods          63,081         76,920
                                           ----------     ----------
                       Total inventory     $   63,081     $  631,236
                                           ==========     ==========

     5. Effective February 1, 2007, Greystone agreed to issue 2,000,000 shares of its common stock and agreed to pay $24,000 per month for twenty-four months to 1607 Commerce LLC to terminate a long-term lease agreement on equipment. The present value of the series of $24,000 monthly payments at 8.5% interest or $519,060 and the value of the common stock on the effective date of issuance of $100,000 were recorded as a loss on the termination agreement of the long-term lease.

     Also, effective February 1, 2007, Greystone issued a warrant to purchase up to 250,000 shares of common stock at $0.15 per share to an individual in consideration for providing certain financing and consulting services, which facilitated the sale of certain of Greystone's equipment to Yorktown Management, LLC, a company owned by Warren Kruger, Chairman and CEO. The warrants are valued at $8,500.

     6. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after December 15, 2005. The Company adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to March 1, 2006 will be accounted for using the straight-line basis for recognizing compensation costs in accordance with SFAS No. 123, except that the amounts will be recognized in the Company's consolidated statements of operations. The effect of adopting SFAS No. 123(R) is a charge in the amount of $196,060 and $71,020, including $8,500 for the issuance of warrants as discussed in Note 5, to compensation expense for the nine month and three month periods ending February 28, 2007, respectively.

     For the nine month and three month periods ended February 28, 2006, Greystone applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. There was no stock option cost during the nine month and three month periods ended February 28, 2006.

     7. Effective as of February 1, 2007, GSM entered into a purchase agreement with Yorktown Management & Financial Services, LLC, an entity owned by Greystone's CEO and Chairman, pursuant to which Yorktown purchased from GSM existing finished goods inventory and certain raw materials for $1,018,582 and grinding and peripheral equipment, resin contracts and molds for $981,418. Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, and will purchase the raw material used in its production process at Yorktown's cost plus $0.03 per pound.

     8. On February 8, 2007, Greystone entered into a settlement agreement with 1607 Commerce Limited Partnership ("1607"), pursuant to which in exchange for final settlement of all of 1607's claims under the PIPER 600 equipment lease and certain related guaranties, Greystone agreed to (i) make a one time payment to 1607 of $1,048,000, (ii) make monthly payments to 1607 of $24,000 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from 1607, (iii) transfer to 1607 2,000,000 shares of Greystone's common stock, and (iv) enter into an agreement with 1607 whereby, among other things, 1607 will be given floor space, utilities and regrind resin in Greystone's Iowa facility and Greystone and its subsidiaries will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from 1607 over a two year term. Also pursuant to the settlement agreement, the monthly payments to be made by Greystone will be credited against the purchase price of any Granada pallets purchased from 1607; provided, however, 1607 is not obligated to produce any pallets, but has agreed to use it best efforts to do so. For more information regarding these transactions, see Greystone's Current Report on Form 8-K, which was filed on February 27, 2007.

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

     References to fiscal year 2007 refer to the nine month and three month periods ended February 28, 2007. References to fiscal year 2006 refer to the nine month and three month periods ended February 28, 2006.

SALES

     Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. Greystone distributes its pallets through an exclusive marketing arrangement with Decade Products and certain direct sales by Greystone's officers and employees.

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

PERSONNEL

     Greystone had approximately 75 full-time employees as of February 28, 2007 compared to 84 full-time employees as of February 28, 2006.

TAXES

     For all years presented, Greystone's effective tax rate is 0%. Greystone has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to Greystone's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations. As the result of changes in control of Greystone during prior years, the net operating loss available to future periods may be significantly limited.

NINE MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2006

     Sales for fiscal year 2007 were $9,065,259 compared to $11,237,737 in fiscal year 2006, for a decrease of $2,172,478. The decrease is the result of a reduction in pallet sales to one major customer during the second and third quarters of fiscal year 2007.

     Cost of sales in fiscal year 2007 was $8,840,652, or 98% of sales, compared to $10,777,837, or 96% of sales, in fiscal year 2006. The overall high rate of cost of sales to sales is due in part to the lease cost associated with the PIPER 600 injection molding machine, which operated at 10% of its designed capacity. Effective February 1, 2007, this lease arrangement was terminated as further discussed below.

     General and administrative expense decreased $364,974 from $1,733,876 in fiscal year 2006 to $1,368,902 in fiscal year 2007. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 is reductions in administrative salaries, travel expense and professional fees incurred in 2006 in connection with seeking capital to provide for future growth. The reduction in administrative salaries was partially offset by a charge of $196,060 for the cost of stock options and warrants as discussed further in note 6 to the condensed consolidated financial statements under Item 1 - Financial Statements.

     Effective as of February 1, 2007, GSM entered into a purchase agreement with Yorktown Management & Financial Services, LLC, an entity owned by Greystone's CEO and Chairman, pursuant to which Yorktown purchased from GSM existing finished goods inventory and certain raw materials for $1,018,582 and grinding and peripheral equipment, resin contracts and molds for $981,418. Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, and will purchase the raw material used in its production process at Yorktown's cost plus $0.03 per pound.

     On February 8, 2007, Greystone entered into a settlement agreement with 1607 Commerce Limited Partnership, pursuant to which in exchange for final settlement of all of 1607's claims under the PIPER 600 equipment lease and certain related guaranties, Greystone agreed to (i) make a one time payment to 1607 of $1,048,000, (ii) make monthly payments to 1607 of $24,000 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from 1607, (iii) transfer to 1607 2,000,000 shares of Greystone's common stock, and (iv) enter into an agreement with 1607 whereby, among other things, 1607 will be given floor space, utilities and regrind resin in Greystone's Iowa facility and Greystone and its subsidiaries will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from 1607 over a two year term. Also pursuant to the settlement agreement, the monthly payments to be made by Greystone will be credited against the purchase price of any Granada pallets purchased from 1607; provided, however, 1607 is not obligated to produce any pallets, but has agreed to use it best efforts to do so. For more information regarding these transactions, see Greystone's Current Report on Form 8-K, which was filed on February 27, 2007.

     Other income (expense) for fiscal year 2007 includes a loss of $(619,061) from the termination of the long-term lease on the PIPER 600 injection molding machine offset by a gain of $79,410 on the sale of resin contract to Yorktown as discussed above.

     Interest expense increased $180,276 from $772,745 in fiscal year 2006 to $953,021 in fiscal year 2007 principally due to additional debt incurred to finance the acquisition of two production lines and increases in the prime rate of interest.

     The net loss increased $604,025 from $(1,965,614) in fiscal year 2006 to $(2,569,639) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net loss available to common shareholders was $(2,998,680), or $(0.12) per share, in fiscal year 2007 compared to $(2,375,243), or $(0.10) per share, in fiscal year 2006 for an increase in the net loss of $623,437 for the reasons discussed above.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2006

     Sales for fiscal year 2007 were $2,574,428 compared to $4,122,947 in fiscal year 2006, for a decrease of $1,548,519. The decrease is the result of a reduction in pallet sales to one major customer.

     Cost of sales in fiscal year 2007 was $2,463,916, or 96% of sales, compared to $3,815,678, or 92% of sales, in fiscal year 2006. The overall high rate of cost of sales to sales is due in part to the lease cost associated with the PIPER 600 injection molding machine, which operated at 10% of its designed capacity. Effective February 1, 2007, this lease arrangement was terminated as further discussed below.

     General and administrative expense decreased $99,872 from $566,029 in fiscal year 2006 to $466,157 in fiscal year 2007. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 is reductions in administrative salaries, travel expense and professional fees incurred in 2006 in connection with seeking capital to provide for future growth. The reduction in administrative salaries was partially offset by a charge of $71,020 for the cost of stock options and warrants as discussed further in note 5 to the condensed consolidated financial statements under Item 1 - Financial Statements.

     Effective as of February 1, 2007, GSM entered into a purchase agreement with Yorktown Management & Financial Services, LLC, an entity owned by Greystone's CEO and Chairman, pursuant to which Yorktown purchased from GSM existing finished goods inventory and certain raw materials for $1,018,582 and grinding and peripheral equipment, resin contracts and molds for $981,418. Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, and will purchase the raw material used in its production process at Yorktown's cost plus $0.03 per pound.

     On February 8, 2007, Greystone entered into a settlement agreement with 1607 Commerce Limited Partnership, pursuant to which in exchange for final settlement of all of 1607's claims under the PIPER 600 equipment lease and certain related guaranties, Greystone agreed to (i) make a one time payment to 1607 of $1,048,000, (ii) make monthly payments to 1607 of $24,000 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from 1607, (iii) transfer to 1607 2,000,000 shares of Greystone's common stock, and (iv) enter into an agreement with 1607 whereby, among other things, 1607 will be given floor space, utilities and regrind resin in Greystone's Iowa facility and Greystone and its subsidiaries will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from 1607 over a two year term. Also pursuant to the settlement agreement, the monthly payments to be made by Greystone will be credited against the purchase price of any Granada pallets purchased from 1607; provided, however, 1607 is not obligated to produce any pallets, but has agreed to use it best efforts to do so. For more information regarding these transactions, see Greystone's Current Report on Form 8-K, which was filed on February 27, 2007.

     Other income (expense) for fiscal year 2007 includes a loss of $(619,061) from termination of the long-term lease on the PIPER 600 injection molding machine offset by a gain of $79,409 on the sale of resin contracts to Yorktown as discussed above.

     Interest expense increased $81,365 from $266,775 in fiscal year 2006 to $348,140 in fiscal year 2007.

     The net loss increased $659,594 from $(518,727) in fiscal year 2006 to $(1,178,321) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net loss available to common shareholders was $(1,320,102), or $(0.05) per share, in fiscal year 2007 compared to $(648,756), or $(0.03) per share in fiscal year 2006 for an increase in the net loss of $671,346 for the reasons discussed above.

OUTLOOK
-------

     Greystone has successfully renewed a long-standing purchase order and added several new purchase orders through its outside sales group. If plastic prices remain at current levels, Greystone anticipates significant improvements to its operating results for the remainder of 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of February 28, 2007, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the nine months ended February 28, 2007 is as follows:

                       Net cash used in operating activities         $ (394,921)

                       Net cash provided by investing activities        476,218

                       Net cash provided by financing activities            615


     The contractual obligations of Greystone are as follows:

                                        LESS THAN                                           OVER
                        TOTAL            1 YEAR          1-3 YEARS        4-5 YEARS        5 YEARS
                     ------------     ------------     ------------     ------------     ------------
Long-term debt       $ 13,139,011     $  3,192,348     $  8,502,227     $    333,336     $  1,111,100
Operating leases        1,958,000          264,000          528,000          528,000          638,000
                     ------------     ------------     ------------     ------------     ------------
Total                $ 15,097,011     $  3,456,348     $  9,030,227     $    861,336     $  1,749,100
                     ============     ============     ============     ============     ============

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

     Greystone has accumulated a working capital deficit of approximately $6,962,600 at February 28, 2007, which includes current portion of long-term debt of $3,192,348 and $2,296,047 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to achieve profitability. There is no assurance that Greystone will secure such financing or achieve profitability.

     Substantially all of the financing that Greystone has received through February 28, 2007, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003, through a private placement of common stock completed in March 2005 and through the sales arrangement with Yorktown Management and Financial Services, LLC, in February 2007.

     Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that any of them will do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

     During the quarter ended February 28, 2007, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

     The above referenced litigation was settled and dismissed. For more information regarding the settlement, see Greystone's Current Report on Form 8-K, which was filed on February 27, 2007.


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


                                               GREYSTONE LOGISTICS, INC.
                                       -----------------------------------------
                                                    (Registrant)

Date: May 17, 2007                               /s/ Warren F. Kruger
                                       -----------------------------------------
                                         President and Chief Executive Officer