Form 10QSB/A
period 2007-02-28
GREYSTONE LOGISTICS, INC.
filed 2007-05-21
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

================================================================================

                            GREYSTONE LOGISTICS, INC.
                                  FORM 10-QSB/A
                     FOR THE PERIOD ENDED FEBRUARY 28, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Condensed Consolidated Balance Sheets
          as of February 28, 2007 and May 31, 2006                             1

         Condensed Consolidated Statements of Operations
          For the Nine Month Periods Ended February 28, 2007 and 2006          2

         Condensed Consolidated Statements of Operations
          For the Three Month Periods Ended February 28, 2007 and 2006         3

         Condensed Consolidated Statements of Cash Flows
          For the Nine Month Periods Ended February 28, 2007 and 2006          4

         Notes to Condensed Consolidated Financial Statements                  5



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                              8


SIGNATURES                                                                     9

ITEM 1.  FINANCIAL INFORMATION

                                Explanatory Note

This Form 10-QSB/A is being filed by Greystone Logistics, Inc. ("Greystone" or the "Company"), as Amendment No. 1 (the "Amendment") to the Company's Quarterly Report on Form 10-QSB for the period ended February 28, 2007 (the " Prior Form 10-QSB"), to amend and restate Part I, Item 1 of the Prior Form 10-QSB in its entirety because the cash and cash equivalents line item was inadvertently left off the Company's balance sheet during the edgarization process. The information contained herein has not been updated to reflect events or developments that may have occurred subsequent to February 28, 2007.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                  February 28,        May 31,
                                                                                      2007              2006
                                                                                  ------------      ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
        Cash                                                                      $     82,837      $        925
        Accounts receivable, net of allowance for doubtful                             151,860           842,375
            accounts of $39,992 at February 28, 2007
        Inventory                                                                       63,081           631,236
        Prepaid expenses                                                                31,117             8,913
                                                                                  ------------      ------------
              TOTAL CURRENT ASSETS                                                     328,895         1,483,449

PROPERTY, PLANT AND EQUIPMENT,
        net of accumulated depreciation of $2,517,125 and $2,060,091
        at February 28, 2007 and May 31, 2006, respectively                          7,164,894         8,028,275

OTHER ASSETS                                                                           114,990           151,661
                                                                                  ------------      ------------
TOTAL ASSETS                                                                      $  7,608,779      $  9,663,385
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


                                               GREYSTONE LOGISTICS, INC.
                                       -----------------------------------------
                                                    (Registrant)

Date: May 21, 2007                               /s/ Warren F. Kruger
                                       -----------------------------------------
                                         President and Chief Executive Officer