Form 10KSB
period 2007-05-31
GREYSTONE LOGISTICS, INC.
filed 2007-08-30
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the Fiscal Year Ended MAY 31, 2007

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

                                 (918) 583-7441
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange
      Title of each class                           on which registered
--------------------------------------------------------------------------------
             NONE                                           NONE


Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 12 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenue for the year ended May 31, 2007, was $12,454,293.

As of August 17, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $3,252,490.

As of August 17, 2007, the issuer had outstanding a total of 26,061,201 shares of its $0.0001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business                                            4

Item 2.    Description of Property                                            9

Item 3.    Legal Proceedings                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders                9

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         9

Item 6.    Management's Discussion and Analysis or Plan of Operation         11

Item 7.    Financial Statements                                              20

Item 8.    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        20

Item 8A.   Controls and Procedures                                           20

Item 8B.   Other Information                                                 21

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance with Section 16(a)
             of the Exchange Act                                             21

Item 10.   Executive Compensation                                            23

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      24

Item 12.   Certain Relationships and Related Transactions, and
             Director Independence.                                          27

Item 13.   Exhibits                                                          29

Item 14.   Principal Accountant Fees and Services                            35

           Signatures                                                        36

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

     Effective March 18, 2005, the Company caused its newly formed, wholly owned subsidiary, Greystone Logistics, Inc., an Oklahoma corporation, to be merged with and into the Company. In connection with such merger and as of the effective time of the merger, the Company amended its certificate of incorporation by changing its name to Greystone Logistics, Inc., pursuant to the terms of the certificate of ownership and merger filed by the Company with the Secretary of State of Oklahoma. Also in connection with such merger, the Company amended its bylaws to change its name to Greystone Logistics, Inc.

RECENT TRANSACTIONS
-------------------

     On February 7, 2007, GSM entered into a Purchase Agreement and Bill of Sale with Yorktown Management & Financial Services, LLC, an Oklahoma limited liability company that is wholly owned by the Company's CEO and President ("Yorktown"), pursuant to which Yorktown purchased GSM's existing finished goods inventory (including certain Coors Brewing inventory) and certain of GSM's raw materials, grinding and peripheral equipment, resin contracts and molds for a total purchase price of $2.2 million. In connection with the Purchase Agreement, GSM and Yorktown entered into a Pallet Molds Lease Agreement, whereby for a period of seven years, Yorktown will lease back to GSM the molds and resin equipment purchased from GSM at the lease rate of $1.00 per pallet manufactured using the molds and $0.03 per pound of resin provided using the resin equipment. The assets sold pursuant to the Purchase Agreement were sold to Yorktown at their fair market value and the transactions described above were approved by the disinterested member of the Company's Board of Directors. For more information regarding these transactions, see the Company's Current Report on Form 8-K dated February 7, 2007, filed with the SEC on February 27, 2007.

     On February 8, 2007, Greystone entered into a Settlement Agreement and Release with 1607 Commerce Limited Partnership, a Texas limited partnership, which subsequently changed its name to Commerce Plastics L.P. ("Commerce"). Pursuant to the Settlement Agreement and in exchange for full, final and complete settlement of any and all claims that Commerce has asserted, or could have asserted, in its lawsuit regarding an alleged default in the payment of rent pursuant to terms of the Equipment Lease (defined below) and the enforcement of certain related guaranties, the Company agreed to (i) to pay outstanding rental accruals by Greystone to Commerce of $1,048,000.00, (ii) make monthly payments to Commerce of $24,000.00 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from Commerce as further described below, (iii) transfer to Commerce 2,000,000 shares of the Company's common stock, and (iv) enter into an agreement with Commerce whereby, among other things, Commerce will be given floor space, utilities and regrind resin in the Company's Iowa facility and the Company will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from Commerce over a two year term. Also pursuant to the Settlement Agreement, the monthly payments to be made by the Company will be credited against the purchase price of any Granada pallets purchased from Commerce; provided, however, Commerce is not obligated to produce any pallets, but has agreed to use it best efforts to do so. The Settlement Agreement also included an immediate termination of that certain equipment lease dated as of September 8, 2003, by and between Commerce and Plastic Pallet (the "Equipment Lease"), whereby the registrant leased, for a term of 130 months commencing September 8, 2003, at a rate of $48,000 per month, certain equipment that was previously used to produce its pallets. For more information regarding these transactions, see the Company's Current Report on Form 8-K dated February 7, 2007, filed with the SEC on February 27, 2007.

CURRENT BUSINESS
----------------

PRODUCTS

     Greystone's primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiary GSM. As of May 31, 2007, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

     GSM's product line as of May 31, 2007 consists of the following:

o    40" X 32" rackable pallet,

o    37" X 37" rackable pallet,

o    48" X 40" rackable pallet,

o    48" X 44" rackable pallet,

o    48" X 40" nestable pallet

     As of May 31, 2007, GSM was marketing the following pallets produced or capable of being produced by Commerce:

o GRANADA(TM) PICTURE FRAME - A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using a proprietary blend of recycled plastics. It has a rackable capacity of 1,500 lbs., a dynamic load of 5,000 lbs., static load of 25,000 lbs., and weighs 47.5 lbs.

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

o FLAT DECK - This pallet is the same as the Granada,(TM) except it has a solid top and weighs 55 lbs.

     The principal raw materials used in manufacturing Greystone's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local, national and international suppliers.

OTHER BUSINESS

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

     Greystone intends to conduct research on pallet design strength and coefficient of friction and the materials used to make the plastic pallets as required to meet market demands.

EMPLOYEES

     As of May 31, 2007, Greystone had 85 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

     Greystone sells its pallets through an exclusive arrangements with Decade Products whereby Decade sells Greystone's pallets nationwide through direct sales and a network of independent contractor distributors. Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

     Greystone derives a substantial portion of its revenue from two national brewers. These two customers currently account for approximately 85% of orders for its pallets. The design of Greystone's recycled plastic pallets are approved for use by both breweries and are the only plastic pallets in use for case goods at the current time within their respective systems. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of Greystone's larger customers could have a material adverse effect on Greystone.

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

PATENTS AND TRADEMARKS

     Greystone seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate.35

     Greystone has access to a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. ("WCC"), a company of which Greystone's President and CEO is a member, in connection with the potential production of fire retardant plastic pallets. Pallets produced with CJ2(TM) fire retardant have met UL 2335 classification requirements with respect to fire retardancy.

ITEM 2. DESCRIPTION OF PROPERTY

     Greystone has approximately 3 acres of land in Bettendorf, Iowa and a building with 60,000 square feet of manufacturing and warehouse space. In addition, Greystone entered in a lease agreement with Greystone Properties, LLC, for an adjacent building with 60,000 square feet of manufacturing and warehouse space. The lease is for a ten year period with monthly rental of $25,000 plus insurance and taxes, amended January 1, 2006 to $17,500 plus insurance and taxes. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is currently used for grinding, processing and re-pelletizing recycled plastic. Greystone Properties, LLC is owned by Warren Kruger, Greystone's President and CEO, and Robert Rosene, a member of Greystone's Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

     William Hamilton d/b/a WHACO, also d/b/a Greystone Bill Hamilton Trucking Company v. Greystone Manufacturing, LLC, Law No. 107023, Iowa District Court for Scott County. William Hamilton, one of the former owners of Greystone Plastics, Inc., the entity from which Greystone purchase certain assets in 2003, claims $104,390 in damages for Greystone's alleged breach of contract involving the provision of materials and services. Greystone has denied all allegations and has asserted a counterclaim arising from the sale by Mr. Hamilton of the Bettendorf manufacturing facility to Greystone. The action is in the early stages of discovery and is being vigorously defended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
------------------

     Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system ("OTCBB"), under the symbol "GLGI." The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:


           QUARTER ENDING                HIGH                 LOW
           --------------                ----                 ---

            Aug. 31, 2005               $0.40                $0.14

            Nov. 30, 2005                0.20                 0.10

            Feb. 29, 2006                0.12                 0.05

            May 31, 2006                 0.22                 0.06

            Aug. 31, 2006                0.17                 0.07

            Nov. 30, 2006                0.37                 0.14

            Feb. 29, 2007                0.19                 0.08

            May 31, 2007                 0.28                 0.12

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS
-------

     As of May 31, 2007, Greystone had approximately 1,361 common shareholders of record.

     As of May 31, 2007, there were approximately 2,906 beneficial owners (including those holding in street names) of Greystone's common stock.

DIVIDENDS
---------

     Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

SALES OF EQUITY SECURITIES
--------------------------

     There were no sales of equity securities by Greystone during the fiscal year ended May 31, 2007, other than previously disclosed in Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007.

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

RISK FACTORS
------------

GREYSTONE OPERATES AT A LOSS BUT HAS RECENTLY ATTAINED AN OPERATING PROFIT AND CASH FLOW POSITIVE RESULTS.

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

Since such time, the Company has continued to incur losses from operations. However, the results of Greystone's operations for the quarter ended May 31, 2007 showed an operating profit and positive cash flow. There is no assurance that Greystone will continue to achieve a positive gross profit or otherwise obtain funds to finance continued operations.

GREYSTONE'S FINANCIAL STATEMENTS HAVE BEEN QUALIFIED ON A GOING CONCERN BASIS AND GREYSTONE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

     Greystone's financial statements have been qualified on a going concern basis principally due to lack of sufficient operating income or long term financing to achieve Greystone's goal of producing and marketing plastic pallets to compete with wood pallets. Greystone has funded its operations to date primarily through equity and debt financings but has recently achieved positive cash flow from operations. Greystone may need to raise additional funds to implement any expansion strategy beyond current allocation of cash flow for capital projects. There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms. Failure to obtain such additional financing could have a material adverse effect on Greystone.

GREYSTONE HAS GRANTED SECURITY INTERESTS IN SUBSTANTIALLY ALL OF ITS ASSETS IN CONNECTION WITH CERTAIN DEBT FINANCINGS AND OTHER TRANSACTION.

     In connection with certain debt financings and other transactions, Greystone has granted third parties security interests in substantially all of its assets pursuant to agreements entered into with such third parties. Upon the occurrence of an event of default under such agreements, the secured parties may enforce their rights and Greystone may lose all or a portion of its assets. As a result, Greystone could be forced to materially reduce its business activities or cease operations.

GREYSTONE'S BUSINESS COULD BE AFFECTED BY CHANGES IN AVAILABILITY OF RAW MATERIALS.

     Greystone use a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available and some may be obtained from a broad range of recycled plastic suppliers and unprocessed waste plastic. At the present time, these materials are being purchased from local, national and international suppliers. The availability of Greystone's raw materials could change at any time for various reasons. For example, the market demand for Greystone's raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone's raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone's competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

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

GREYSTONE IS DEPENDENT ON A FEW LARGE CUSTOMERS.

     Greystone derives, and expect that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. In fact, two of Greystone's customers currently account for approximately 85% of its orders. There is no assurance that Greystone will retain these customers' business at the same level, or at all. The loss of a material amount of business from any one of these customers could have a material adverse effect on Greystone.

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

GREYSTONE CURRENTLY DEPEND ON CERTAIN KEY PERSONNEL.

     Greystone is dependent on the experience, abilities and continued services of its current management. In particular, Warren Kruger, Greystone's President and CEO, has played a significant role in the development, management and financing of Greystone. The loss or reduction of services of Warren Kruger or any other key employee could have a material adverse effect on Greystone. In addition, there is no assurance that additional managerial assistance will not be required, or that Greystone will be able to attract or retain such personnel.

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

     Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiary GSM.

     As of May 31, 2007, Greystone had 85 full-time employees and used temporary personnel as needed. Greystone's production capacity is about 70,000 plastic pallets per month, or 840,000 per year. Production levels have generally been governed by sales and will increase as sales dictate.

     Greystone has incurred significant losses from operations and only recently achieved positive cash flow from operations, and there is no assurance that it will achieve operating profitability or otherwise obtain funds necessary to finance continued operations. See "Liquidity and Capital Resources" under this
Item 6.

     For all years presented, Greystone's effective tax rate is 0%. Greystone has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, a valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations until such time as Greystone demonstrates the ability to show sustained profitability.

YEAR ENDED MAY 31, 2007, COMPARED TO YEAR ENDED MAY 31, 2006

     Sales were $12,454,293 for fiscal year 2007 compared to $15,956,386 for fiscal year 2006 for a decrease of $3,502,093. The decrease is due to a decrease in sales to a principal customer, barrel and screw work on an injection equipment line, and delayed production startup due to the pushback of the delivery of the new 48x40 molds and the retooling of the 48x44 mold. The new 48x40 molds were put into service in the last month of the fourth quarter

     Cost of sales was $11,588,057 (93% of sales) and $15,030,690 (94% of sales)
in fiscal years 2007 and 2006, respectively.

     General and administrative expense was $1,828,395 for fiscal year 2007 compared to $2,248,719 for fiscal year 2006 for a decrease of $420,324. The primary factor affecting the decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 was reductions in principally in administrative salaries and travel expense incurred in 2006 in connection with seeking capital to provide for future growth.

     Other expenses of $452,276 in fiscal year 2007 includes a charge of $619,060 resulting from a settlement for termination of the operating lease for the PIPER injection molding machines and a charge of $45,000 in settlement of an employment claim by a former employee. Effective February 1, 2007, Greystone issued 2,000,000 shares of its common stock and agreed to pay $24,000 per month for twenty-four months to 1607 Commerce LLC to terminate a long-term lease agreement on equipment. The $619,060 charge included the present value of the series of $24,000 monthly payments at 8.5% interest or $519,060 plus the value of the common stock on the effective date of issuance or $100,000.

     Interest expense was $1,185,541 in fiscal year 2007 compared to $1,013,830 in fiscal year 2006 for an increase of $171,711. The increase is primarily attributable to debt incurred in the acquisition of equipment and funding provided by related parties for working capital.

     The consolidated net loss, before the deduction for preferred dividends, in fiscal year 2007 was $(2,599,976) compared to $(2,335,153) in fiscal year 2006 for an increase in its loss of $264,823. This increase results from the reasons discussed above.

     After deducting dividends to preferred shareholders of $575,548 and $513,938 in fiscal years 2007 and 2006, respectively, the consolidated net loss available to common shareholders was $(3,175,524) ($(0.13) per share of common stock) in fiscal year 2007 compared to $(2,849,091) ($(0.12) per share of common stock) in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2007, revenues from sales remain insufficient to meet current liabilities.

           A summary of cash flows for the year ended May 31, 2007 is as follows:

                     Cash provided by operating activities       $  197,539

                     Cash provided by investing activities          412,984

                     Cash used in financing activities             (271,114)

           Contractual obligations of Greystone are as follows:

                                                                                   OVER
                            TOTAL        1 YEAR      2-3 YEARS     4-5 YEARS     5 YEARS
                            -----        ------      ---------     ---------     -------
      Long-term debt     $12,952,945   $8,655,518   $ 2,894,658   $  333,336   $1,069,433
      Operating leases
                           1,522,500      210,000       420,000      420,000      472,500
                         -----------   ----------   -----------   ----------   ----------
      Total              $14,475,445   $8,865,518   $ 3,314,658   $  753,336   $1,541,933
                         ===========   ==========   ===========   ==========   ==========

     To provide for the funding to meet Greystone's operating activities and contractual obligations for fiscal 2007, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of $(12,525,733) at May 31, 2007, which includes advances payable to related parties of $618,959, current portion of long-term debt of $8,655,518 and accounts payable and accrued liabilities of 3,817,619. This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing from traditional financing sources. There is no assurance that Greystone will secure such financing.

     As described below, substantially all of the financing that Greystone has received through May 31, 2007, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

ADVANCES AND LOANS FROM WARREN KRUGER

     During 2007, Warren Kruger advanced working capital funds to Greystone in the amount of $745,682 and Greystone repaid Warren Kruger the amount of $509,041. During 2006, Warren Kruger advanced $429,100 to Greystone. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010. At May 31, 2007, note payable of $527,716, advances of $618,951 and accrued interest of $206,117 were due to entities owned or controlled by Warren Kruger.

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

Kruger (President and CEO) and Robert B. Rosene, Jr. (Director). GLOG was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock previously owned by Paul A. Kruger. The revolving loan, which bears interest at the prime rate plus 1%, is renewable annually and is currently due on January 5, 2008. Substantially all of the proceeds available under the revolving note have been used to retire the loan from another bank. Amounts borrowed under the term loan are represented by a promissory note, which bears interest at the prime rate plus 2% and GSM is required to make monthly payments based upon a full fifteen year amortization of the outstanding principal balance under the term note with any outstanding principal and all accrued and unpaid interest payable in full on March 15, 2008. Substantially all of the proceeds from the term loan have been used to refinance certain short-term debt of GSM, including the repayment of the notes issued by GSM to Greystone Plastics, Inc. and Bill Hamilton that were the subject of dispute as further described under the heading "Acquisition of Greystone Plastics, Inc." in Item 1 of this Form 10-KSB.

     Greystone's obligations under the loan agreement with F&M are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement and second mortgage. Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes. In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of the Company (Messrs. Kruger and Rosene) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

ADVANCES AND LOANS FROM ROBERT ROSENE

     In May 2005, Robert Rosene, a member of Greystone's Board of Directors, advanced $500,000 to Greystone. During fiscal year 2006, Mr. Rosene advanced an additional amount of $1,578,249. Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal annual installments of principal and accrued interest beginning January 15, 2008 and ending January 15, 2010. Accrued interest due to Mr. Rosene as of May 31, 2007 is $175,295.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of May 31, 2007, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of May 31, 2007 were effective.

     During the quarter ended May 31, 2007, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

                                                                TERM AS DIRECTOR
      NAME                             POSITION                     EXPIRES
      ----                             --------                     -------

Warren F. Kruger           President, Chief Executive Officer         2007
                                     and Director

Robert B. Rosene, Jr.                  Director                       2007

Robert H. Nelson               Chief Financial Officer                 N/A


WARREN F. KRUGER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 50 years old. Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over thirty years experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).

He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

     Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

MR. ROBERT B. ROSENE, JR., DIRECTOR

     Mr. Rosene, age 52, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

     Mr. Rosene became a director of Greystone effective June 14, 2004.

ROBERT H. NELSON, CHIEF FINANCIAL OFFICER

     From 2001 until joining Greystone's company in 2004, Mr. Robert H. Nelson, age 61, was a financial consultant to the Key Auto Group, a retail automobile dealership chain. Mr. Nelson served as Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001. Mr. Nelson has also served as Chief Financial Officer of: United Auto Group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Trace International Holding, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987. Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to PricewaterhouseCoopers from 1970 to 1981. Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

     Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
-----------------------------------------------------------------------

     Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee. As of May 31, 2007, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

CODE OF ETHICS
--------------

     As of May 31, 2007, Greystone has not adopted a Code of Ethics applicable to the Company's officers. Through May 31, 2007, Greystone's primary focus has been on achieving profitability. Greystone intends to adopt a Code of Ethics during fiscal year 2008.

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

     Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal 2007, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2007 were complied with on a timely basis, except as follows:


                                    NUMBER OF TRANSACTIONS
                       NUMBER OF         NOT REPORTED             NUMBER OF
NAME                  LATE REPORTS    ON A TIMELY BASIS       REPORTS NOT FILED
----                  ------------    -----------------       -----------------

Warren F. Kruger            3                5                        0


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2007 and 2006:

                           SUMMARY COMPENSATION TABLE

         NAME AND              FISCAL YEAR
    PRINCIPAL POSITION        ENDING MAY 31      SALARY     BONUS     OPTION AWARDS
    ------------------        -------------      ------     -----    ---------------
Warren F. Kruger, President        2007         $124,615     -0-           -0-
and Chief Executive Officer        2006         $198,462     -0-           -0-

Robert H. Nelson, Chief            2007         $ 61,615     -0-           -0-
Financial Officer                  2006         $151,754     -0-        1,000,000

     The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2007:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------


                       NUMBER OF SECURITIES      NUMBER OF SECURITIES
                      UNDERLYING UNEXERCISED    UNDERLYING UNEXERCISED    OPTION      OPTION
                              OPTIONS                  OPTIONS           EXERCISE    EXPIRATION
    NAME                    EXERCISABLE              UNEXERCISABLE         PRICE       DATE
Warren F. Kruger               100,000                    -0-              $3.125     4/11/2012
                                25,000                    -0-              $1.60      6/26/2012
                               150,000                    -0-              $0.55      4/1/2013

Robert H. Nelson             1,000,000                    -0-              $0.50      11/1/2014

DIRECTORS' COMPENSATION
-----------------------

     Greystone does not pay cash compensation to the members of its Board of Directors for service on the Board. From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors. There were no options granted to any members of its Board of Directors during the fiscal year ended May 31, 2007 as consideration for serving on its Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

     As of May 31, 2007, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2007:


                      EQUITY COMPENSATION PLAN INFORMATION

                                                 (A)                            (B)                           (C)
                                      --------------------------        -------------------       -----------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                            REMAINING
                                      NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                         ISSUED UPON EXERCISE            EXERCISE PRICE OF          UNDER EQUITY COMPENSATION
                                       OF OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
   PLAN CATEGORY                         WARRANTS AND RIGHTS            WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
   -------------                         -------------------            -------------------       -----------------------------
Equity compensation plans approved
 by security holders                          2,360,000                        $1.35                       17,615,000

Equity compensation plans not
 approved by security holders                     -0-                            N/A                            -0-
                                              ---------                        -----                       ----------
            Total                             2,360,000                        $1.35                       17,615,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of August 17, 2007, Greystone had 26,061,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

     The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2007, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and officers, and
(iii) all of Greystone's directors and officers as a group:

    Name and Address of              Amount and Nature of
     Beneficial Owner                 Beneficial Owner(1)    Percent of Class(2)
     ----------------                 -------------------    -------------------

Paul A. Kruger                           4,317,598(3)               16.4%
2500 South McGee, Ste. 147
Norman, OK 73072

Hildalgo Trading Company, LC             1,767,014(4)               6.8%
2500 South McGee
Norman, OK 73072

Commerce Plastics                        2,000,000(5)               7.7%
Norman, OK 73072

GLOG Investment, L.L.C.                  3,333,333(6)               11.3%
1613 E. 15th Street
Tulsa, OK 74160

Warren F. Kruger                         11,621,183(7)              37.5%
Chairman, President and CEO
1613 East 15th Street
Tulsa, OK 74120

Robert H. Nelson                         1,824,169(8)                6.6%
Chief Financial Officer
1613 East 15th Street
Tulsa, OK 74120

Marshall S. Cogan                        2,120,844(9)                7.9%
New York, NY

Robert B. Rosene, Jr.                    7,977,231(10)              25.5%
Director
Tulsa, OK

All Directors & Officers as a Group
  (3 persons)                           18,089,250(11)              52.5%
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

(3) The total includes: (i) 325,584 shares of common stock beneficially owned directly or indirectly; (ii) 225,000 shares of common stock that Paul Kruger directly has the right to acquire in connection with options; (iii) 1,767,014 shares held of record by Hildalgo Trading Company, LC, an entity wholly owned by Paul Kruger; and (iv) 2,000,000 shares of common stock held of record by Commerce Plastics, an entity owned by Paul Kruger.

(4) The total includes 1,767,014 shares of common stock beneficially owned directly by Hildalgo Trading Company, LC. By virtue of his ownership of and control over Hildalgo Trading Company, LC, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(5) The total is 2,000,000 shares of common stock beneficially owned directly by Commerce Plastics. By virtue of his ownership of and control of Commerce Plastics, these shares are also included in the number of shares beneficially owned by Paul Kruger.

(6) The total includes 3,333,333 shares of common stock deemed to be owned directly by GLOG Investment, L.L.C. by virtue of its ownership of the 2003 Preferred Stock, which is convertible into common stock. GLOG is wholly owned by the following officers and/or directors of the Registrant: Warren
     F. Kruger (Chairman, President and CEO) and Robert B. Rosene, Jr. (Director). By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by each of Warren F. Kruger and Robert B. Rosene, Jr.

(7) The total includes: (i) 6,557,233 shares of common stock beneficially owned directly by Warren Kruger; (ii) 1,198,299 shares of common stock that Mr. Kruger has the right to acquire in connections with warrants (iii) 19,000 shares held of record by Yorktown; (iv) 275,000 shares of common stock that Warren Kruger directly has the right to acquire in connection with options;
     (v) 153,818 shares which Westgate has the right to acquire in connection with warrants, owned by Westgate Capital, L.L.C., an entity of which Warren Kruger owns 50%; (vi) 84,500 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote; and (vii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(8) The total includes: (i) 1,000,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with options; (ii) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with warrants; (iii) 285,714 shares of common stock beneficially owned by Mr. Nelson's wife, of which he disclaims any interest; and (iv) 38,455 shares of common stock that Mr. Nelson's wife has the right to acquire in connection with warrants, of which he disclaims any interest..

(9) The total includes: (i) 1,428,571 shares of common stock beneficially owned directly by Marshall Cogan; and (ii) 692,273 shares of common stock that Mr. Cogan directly has the right to acquire in connection with warrants.

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

(11) The total includes: (i) 9,717,398 outstanding shares, (ii) 1,275,000 shares issuable upon exercise of vested stock options, (iii) 3,763,519 shares issuable upon exercise of vested warrants and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock. By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

CHANGE IN CONTROL
-----------------

     Effective March 8, 2005, GLOG Investment, L.L.C., which is currently owned by Warren F. Kruger, Chairman, President and CEO, and Robert Rosene, Jr., Director, acquired the outstanding 50,000 shares of Series 2003 Preferred Stock from Paul Kruger, a major shareholder of Greystone. In connection with such transaction, the members of GLOG, as the holder of the Series 2003 Preferred Stock, possess certain voting rights to elect a majority of the Board of Directors of Greystone. These voting rights and other material terms and conditions of the Series 2003 Preferred Stock are set forth in the Certificate of Designation relating to such Series 2003 Preferred Stock included as an exhibit to a Current Report on Form 8-K filed by Greystone on September 23, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS
---------------------------------

LOANS AND ADVANCES

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

     During fiscal year 2005, Greystone accrued $400,000 of past monthly royalty fees under the license agreement and accordingly Greystone has entered into a paid-up licensing agreement with Westgate Capital Company, L.L.C. However, as of May 31, 2003, Greystone recorded expenses of approximately $126,000 associated with the license agreement. WCC has not asserted that Greystone is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by Greystone under such agreement. Greystone is exploring the possibility of purchasing the technology from WCC.

OTHER TRANSACTIONS

For information relating to a Purchase Agreement and Bill of Sale and related Pallet Molds Lease Agreement entered into with Yorktown Management & Financial Services, LLC, an entity wholly owned by the Company's CEO and President, see "Recent Transactions" under Item 1 of this Form 10-KSB. Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process. During the fiscal year ended May 31, 2007, GSM's raw material purchases from Yorktown totaled $3,049,368.

For information relating to a Settlement Agreement entered into with Commerce Plastics L.P., an entity wholly owned by Paul Kruger, a beneficial owner of more than five percent of Greystone's common stock, see "Recent Transactions" under
Item 1 of this Form 10-KSB.

For information relating to a Lease Agreement entered into with Greystone Properties, LLC, a limited liability company owned by Robert B. Rosene, Jr., a member of Greystone's Board of Directors, and Warren Kruger, Greystone's President and CEO, see Item 2 of the Form 10-KSB.

DIRECTOR INDEPENDENCE

Greystone has determined that Mr. Rosene is "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. Because of the small size of Greystone's Board of Directors, it has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Kruger is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

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

EXHIBIT NO.    DESCRIPTION

   10.2** Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.3 Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company's Form 10-SB, which was filed on May 2, 2000).

   10.4** Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.5** Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.6** Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.7** Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

   10.8** Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.9        Assignment and Indemnity Agreement between the Company and Paul
               A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to Exhibit
               10.39 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

   10.10 Asset Purchase Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.1 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

EXHIBIT NO.    DESCRIPTION

   10.11 Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.2 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23,
               2003).

   10.12 Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.3 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.13 Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit
               10.4 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.14 Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of The Company's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

   10.15** Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30,
               2004).

   10.16** Employment Agreement dated as of November 1, 2004, by and between PalWeb Corporation and Robert H. Nelson (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.17 Letter Agreement dated January 3, 2005, by and between Greystone Manufacturing, L.L.C., and Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

   10.18 Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

EXHIBIT NO.    DESCRIPTION

   10.19 Promissory Note dated November 30, 2004, in the amount of $1,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit
               10.2 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.20 Term Note dated March 4, 2005, in the amount of $5,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.21 Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.22 Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

   10.23 Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10,
               2005).

   10.24 Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.25 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

   10.26 Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

EXHIBIT NO.    DESCRIPTION

   10.27 Promissory Note dated as of June 17, 2005 in the amount of $500,100 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.28 Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.29 Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.30 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $500,100 (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

   10.31 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17,
               2006).

   10.32 Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

EXHIBIT NO.    DESCRIPTION

   10.33 Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

   10.34 Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

   10.35 Settlement Agreement and Release dated as of February 8, 2007, by and among Greystone Logistics, Inc., 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. and Greystone Manufacturing, LLC (incorporated herein by reference to Exhibit
               10.3 of the Company's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Greystone by Murrell, Hall & McIntosh, PLLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2006 and May 31, 2005:

Fee Category                       Fiscal 2007 Fees     Fiscal 2006 Fees
                                   ----------------     ----------------

Audit Fees(1)                         $   57,690           $    46,450
Audit-Related Fees                             0                     0
Tax Fees                                       0                     0
All Other Fees                                 0                     0
                                      ----------           -----------
Total Fees                            $   57,690           $    46,450
                                      ==========           ===========

-----------------
(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2007 and May 31, 2006, respectively.

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


                                       GREYSTONE LOGISTICS, INC.
                                             (Registrant)


Date: 08/29/07                /s/ Warren F. Kruger
                              -------------------------------------------
                              Warren F. Kruger, Chairman, President and
                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 08/29/07                /s/ Warren F. Kruger
                              -------------------------------------------
                              Warren F. Kruger, Chairman, President and
                              Chief Executive Officer

Date: 08/29/07                /s/ Robert B. Rosene, Jr.
                              -------------------------------------------
                              Robert B. Rosene, Jr., Director


Date: 08/29/07                /s/ Robert H. Nelson
                              -------------------------------------------
                              Robert H. Nelson, Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm..................... F-1

Consolidated Balance Sheets................................................. F-2

Consolidated Statements of Operations ...................................... F-3

Consolidated Statements of Changes in Stockholders' Deficit................. F-4

Consolidated Statements of Cash Flows ...................................... F-5

Notes to Consolidated Financial Statements.................................. F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
of Greystone Logistics, Inc.

     We have audited the accompanying consolidated balance sheet of Greystone Logistics, Inc. (an Oklahoma corporation) and its subsidiaries as of May 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years ended May 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2007, and the consolidated results of their operations and cash flows for each of the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. Substantial additional funding will be required to implement its business plan and to attain profitable operations. The lack of adequate funding to maintain working capital and stockholders' deficits at May 31, 2007 raises substantial doubt about its ability to continue as a going concern unless additional funds from outside sources, its president or other board members are obtained. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
August 29, 2007

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2007


                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                                $    340,334
      Accounts receivable                                                    1,019,415
      Inventory                                                                237,769
      Prepaid expenses                                                          57,653
                                                                          ------------
          TOTAL CURRENT ASSETS                                               1,655,171

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION               7,037,764

OTHER ASSETS:
      Patents, net of accumulated amortization                                 127,140
                                                                          ------------

TOTAL ASSETS                                                              $  8,820,075
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                   $  8,655,518
      Advances payable - related party                                         618,959
      Accounts payable and accrued expenses                                  3,153,473
      Accounts payable to related parties                                      709,146
      Preferred dividends payable                                            1,088,808
                                                                          ------------
          TOTAL CURRENT LIABILITIES                                         14,225,904

LONG-TERM DEBT                                                               4,297,427
DEFERRED INCOME                                                                128,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
        50,000 shares outstanding, liquidation preference of $5,000,000              5
      Common stock, $0.0001 par value, 5,000,000,000 shares
        authorized, 26,061,201 outstanding                                       2,606
      Additional paid-in capital                                            52,693,226
      Deficit                                                              (62,527,093)
                                                                          ------------
          TOTAL STOCKHOLDERS' DEFICIT                                       (9,831,256)
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  8,820,075
                                                                          ============

                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED MAY 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
Sales                                                                    $ 12,454,293    $ 15,956,386

Cost of Sales, including depreciation expense of $816,722 and $745,244     11,588,057      15,030,690
                                                                         ------------    ------------

Gross Profit                                                                  866,236         925,696

Expenses:
      General, selling and administration expenses                          1,828,395       2,248,719
                                                                         ------------    ------------

Operating Loss                                                               (962,159)     (1,323,023)

Other Income (Expense):
      Other income (expense)                                                 (452,276)          1,700
      Interest expense                                                     (1,185,541)     (1,013,830)
                                                                         ------------    ------------
          Total Other Income (Expense)                                     (1,637,817)     (1,012,130)
                                                                         ------------    ------------

Net Loss                                                                   (2,599,976)     (2,335,153)

Preferred Dividends                                                           575,548         513,938
                                                                         ------------    ------------

Net Loss Available to Common Stockholders                                $ (3,175,524)   $ (2,849,091)
                                                                         ============    ============
Loss Available to Common Stockholders
      Per Share of Common Stock - Basic and Diluted                      $      (0.13)   $      (0.12)
                                                                         ============    ============

Weighted Average Shares of Common Stock Outstanding                        24,728,000      24,061,000
                                                                         ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                  Preferred Stock                Common Stock            Additional                      Total
                            ---------------------------   ---------------------------     Paid-In      Accumulated    Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit        Deficit
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, MAY 31, 2005            50,000   $          5     24,061,201   $      2,406   $ 52,214,532   $(56,502,478)  $ (4,285,535)

Compensation cost of stock
   options/warrants                   --             --             --             --         64,062             --         64,062

Preferred dividends paid
   or accrued                         --             --             --             --             --       (513,938)      (513,938)

Net loss                              --                            --             --             --     (2,335,153)    (2,335,153)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, MAY 31, 2006            50,000              5     24,061,201          2,406     52,278,594    (59,351,569)    (7,070,564)

Stock in settlement of lease          --             --      2,000,000            200         99,800             --        100,000

Compensation cost of stock
   options/warrants                   --             --             --             --        314,832             --        314,832

Preferred dividends accrued           --             --             --                            --       (575,548)      (575,548)

Net loss                              --             --             --             --             --     (2,599,976)    (2,599,976)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, MAY 31, 2007            50,000   $          5     26,061,201   $      2,606   $ 52,693,226   $(62,527,093)  $ (9,831,256)
                            ============   ============   ============   ============   ============   ============   ============



    The accompanying notes are an integral part of these financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED MAY 31,
                                                                  ----------------------------
                                                                      2007            2006
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                    $ (2,599,976)   $ (2,335,153)
      Adjustments to reconcile net loss to cash used in
      operating activities
          Depreciation and amortization                                806,725         768,438
          Settlement costs on termination of operating lease           619,061              --
          Stock option compensation cost                               314,832          64,062
          (Gain) Loss on sale of equipment                             (71,472)         12,887
          Changes in accounts receivable                              (177,040)        731,260
          Changes in inventory                                         393,467         (95,713)
          Changes in prepaid expenses                                  (48,740)          2,019
          Changes in accounts payable and accrued expenses             965,887         128,879
          Other                                                         (5,205)             --
                                                                  ------------    ------------
               Net cash provided (used) by operating activities        197,539        (723,321)

Cash Flows from Investing Activities:
      Purchase of property and equipment                              (580,250)     (1,626,658)
      Proceeds from sale of equipment                                  993,234              --
                                                                  ------------    ------------
               Net cash provided (used) by investing activities        412,984      (1,626,658)

Cash Flows from Financing Activities:
      Proceeds from notes and advances payable                         745,682       2,960,267
      Payments on notes and advances payable                          (872,868)       (720,238)
      Proceeds (repayment) of bank overdraft                          (143,928)        143,928
      Dividends paid on preferred stock                                     --         (34,463)
                                                                  ------------    ------------
          Cash provided (used) by financing activities                (271,114)      2,349,494
                                                                  ------------    ------------

Net Increase (Decrease) in Cash                                        339,409            (485)
Cash, beginning of year                                                    925           1,410
                                                                  ------------    ------------

Cash, end of year                                                 $    340,334    $        925
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

          ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
          -------------------------------------------------------

          Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. There is no allowance for doubtful accounts at May 31, 2007.

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

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Greystone's property, plant and equipment is stated at cost. Depreciation expense is computed on the straight-line over the estimated useful lives or the units of production method, as follows:

          Plant building                                            39 years
          Production machinery and equipment                      5-10 years
          Office equipment & furniture & fixtures                  3-5 years

          Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount. If the asset carrying amount exceeds the cash flows, a write-down to market value or discounted cash flow value is required. As discussed in Note 2, Continuation as a Going Concern, the financial statements have been prepared assuming that Greystone will continue operations as a going concern and, accordingly, do not include any adjustments to the carrying value of its property and equipment relating to any potential outcome of such uncertainties.

          PATENTS
          -------

          Amortization expense for the costs incurred by Greystone to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

          STOCK OPTIONS
          -------------

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after December 15, 2005. The Company has adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to March 1, 2006 will be accounted for using the straight-line basis for recognizing compensation costs in accordance with SFAS No. 123, except that the amounts will be recognized in the Company's consolidated statements of operations. The effect of adopting SFAS No. 123(R) is a charge in the amount of $64,062 to compensation expense during the quarter ended and the year ended May 31, 2006. During fiscal year 2007, Greystone charged $314,832 to general and administrative expense. As of May 31, 2007, there were no unamortized cost related to stock options.

          Prior to March 1, 2006, Greystone applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements for stock-based employee compensation plans. As allowed by SFAS No. 123, Greystone used the intrinsic value-based method of accounting under APB No. 25, through March 1, 2006, the adoption date of SFAS No. 123(R).

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

          EARNINGS (LOSS) PER SHARE
          -------------------------

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


NOTE 3.   INVENTORY
          ---------

          Inventory at May 31, 2007 consists of:

          Raw materials                                 $     66,832
          Finished goods                                     170,937
                                                        ------------

          Total inventory                               $    237,769
                                                        ============


NOTE 4.   PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          A summary of the property, plant and equipment at May 31, 2007, is as follows:

          Production machinery and equipment            $  6,869,287
          Building and land                                2,709,323
          Furniture and fixtures                             166,643
                                                        ------------
                                                           9,745,253
           Less: accumulated depreciation                 (2,707,489)
                                                        ------------

                                                        $  7,037,764
                                                        ============

          Depreciation expense for the years ended May 31, 2007 and 2006 is $792,804 and $755,148, respectively.


NOTE 5.   OTHER ASSETS
          ------------

          At May 31, 2007 other assets totaling $127,140 consist of patents, net of accumulated amortization of $52,878. Amortization of intangibles was $13,291 and $13,290 for 2007 and 2006, respectively.

NOTE 6.   LONG-TERM DEBT AND ADVANCES PAYABLE
          -----------------------------------

          Long-term debt at May 31, 2007 consists of the following:

             Note payable to F&M Bank & Trust Company, prime rate of
               interest plus 2%, due March 18, 2008, payable
               in monthly installments of $51,472                          $ 5,140,302

             Note payable to F&M Bank & Trust Company, prime rate of
               interest plus 1%, due January 5, 2007                         1,400,000

              Note payable to Greystone Plastics, Inc., 7% interest, due
                 September 7, 2018, payable in monthly installments of
              $13,889 plus accrued interest                                  1,902,773

             Note payable to First Bartlesville Bank, prime rate of
               interest plus 1%, due July 1, 2008, payable in monthly
               installments of $6,441                                          347,745

             Note payable to Robert Rosene, 7.5% interest, due January
               15, 2010, payable in three equal annual installments of
               principal
               and interest beginning January 15, 2008                       2,066,000

             Note payable to Robert Rosene, prime rate of interest plus
               0.5%, due July 1, 2008, payable in monthly installments
               of $7,546                                                       406,371

             Note payable to Warren Kruger, 7.5% interest, due January
               15, 2010, payable in three equal annual installments of
               principal
               and interest beginning January 15, 2007                         527,716

             Lease settlement obligation to 1607 Commerce LLC, 8.5%
                interest, payable in monthly installments for principal
                and interest of $24,000 per month, due February 1, 2009        448,268

             Capitalized lease purchase agreement with related party,
               7.5% interest, due February 18, 2009, payable in monthly
               installments of $21,136                                         713,770
                                                                           -----------

                         Total                                              12,952,945
                         Less: Current portion                               8,655,518
                                                                           -----------
                         Long-term debt                                    $ 4,297,427
                                                                           ===========

          The prime rate of interest as of May 31, 2007 was 8.25%.

          The note payable to Greystone Plastics is secured by land and building with a net book value of $2,367,283.

          The note payable to First Bartlesville Bank is secured by equipment with a net book value of $1,000,048.

          The notes payable to F&M Bank and Trust Company are secured by Greystone's property and equipment, accounts receivable and cash balances. The loans are guaranteed by the officers and directors of Greystone in effect at May 31, 2007.

          Maturities of long-term debt for the five years after May 31, 2007 are $8,655,518, $1,863,418, $1,031,240, $166,668, $166,668, and $1,069,433
          thereafter.


NOTE 7.   RELATED PARTY TRANSACTIONS
          --------------------------

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

          TRANSACTIONS WITH PAUL KRUGER, A SIGNIFICANT STOCKHOLDER
          --------------------------------------------------------

          On February 8, 2007, Greystone entered into a Settlement Agreement and Release with 1607 Commerce Limited Partnership, a Texas limited partnership, which subsequently changed its name to Commerce Plastics L.P. ("Commerce"). Pursuant to the Settlement Agreement and in exchange for full, final and complete settlement of any and all claims that Commerce has asserted, or could have asserted, in its lawsuit regarding an alleged default in the payment of rent pursuant to terms of the Equipment Lease (defined below) and the enforcement of certain related guaranties, Greystone agreed to (i) to pay outstanding rental accruals by Greystone to Commerce of $1,048,000, (ii) make monthly payments to Commerce of $24,000 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from Commerce as further described below, (iii) transfer to Commerce 2,000,000 shares of the Company's common stock, and (iv) enter into an agreement with Commerce whereby, among other things, Commerce will be given floor space, utilities and regrind resin in the Company's Iowa facility and the Company will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from Commerce over a two year term. Also pursuant to the Settlement Agreement, the monthly payments to be made by the Company will be credited against the purchase price of any Granada pallets purchased from Commerce; provided, however, Commerce is not obligated to produce any pallets, but has agreed to use it best efforts to do so. The Settlement Agreement also included an immediate termination of that certain equipment lease dated as of September 8, 2003, by and between Commerce and Plastic Pallet (the "Equipment Lease"), whereby the registrant leased, for a term of 130 months commencing September 8, 2003, at a rate of $48,000 per month, certain equipment that PPP previously used to produce its pallets.

          Rental payments pursuant to the equipment lease agreement totaled $384,000 and $576,000 for fiscal years 2007 and 2006, respectively.

          TRANSACTIONS WITH WARREN KRUGER, VICE CHAIRMAN
          ----------------------------------------------

          Effective June 1, 2006, Yorktown Management & Services LLC, an entity owned by Warren Kruger, Chairman and CEO, commenced selling plastic raw material to GSM primarily as a sole provider. Effective February 1, 2007, GSM entered into a purchase agreement with Yorktown pursuant to which Yorktown purchased from GSM existing finished goods inventory and certain raw materials for $1,018,582 and grinding and peripheral equipment, resin contracts and molds for $981,418. Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process. GSM pays Yorktown's cost plus $0.03 per pound. During 2007, GSM raw material purchases from Yorktown totaled $3,049,368. During 2006, Warren Kruger through NYOK, as discussed in the following paragraph, provided to GSM grinding services on reclaimed plastic for use in the production of plastic pallets. GSM paid $44,000 to NYOK for this grinding service.

          Effective as of November 1, 2004, NYOK Partners, an entity of which Warren Kruger, Chairman and CEO, had an ownership interest, entered into an equipment rental contract with GSM to lease a Cincinnati Milacron Plastics Injection Molding Machine for a five-year term at the rate of $21,136 per month. At the end of such five-year term, GSM has the right to purchase the machine from NYOK for $100,000. The lease is reflected on Greystone's financial statements as a capitalized lease. About June 1, 2006, NYOK was dissolved and the equipment lease is now owned by Yorktown Management & Services, LLC, an entity owned by Warren Kruger. Effective June 1, 2006, Yorktown verbally agreed to receive interest only payments on the outstanding balance of the capitalized lease.

          During 2007, Warren Kruger advanced working capital funds to Greystone in the amount of $745,682 and Greystone repaid Warren Kruger the amount of $509,041. During 2006, Warren Kruger advanced $429,100 to Greystone. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010. At May 31, 2007, note payable of $527,716, advances of $618,951 and accrued interest of $206,117 were due to entities owned or controlled by Warren Kruger.

          Greystone also reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month.

          TRANSACTIONS WITH ROBERT ROSENE, DIRECTOR
          -----------------------------------------

          During fiscal year 2006, Mr. Rosene advanced working capital funds to Greystone in the amount of $1,578,249 in addition to $500,000 advanced in the prior year. Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010. Accrued interest due to Mr. Rosene as May 31, 2007 is $175,295.


NOTE 8.   FEDERAL INCOME TAXES
          --------------------

          Deferred taxes as of May 31, 2007 and 2006 are as follows:

                                                       2007            2006
                                                   ------------    ------------
          Deferred Tax Assets:
             Net operating loss                    $ 10,337,124    $  9,358,497
             Amortization of intangibles              1,579,890       1,725,005
             Capital loss carryover                   1,059,440       1,059,440
             Depreciation, financial reporting
                in excess of tax                         24,056              --
             Accrued expenses                            14,123         145,349
                                                   ------------    ------------

                Total deferred tax assets            13,014,633      12,288,291

          Deferred Tax Liabilities:
             Depreciation of property and
                equipment, Tax in excess of
                financial reporting                          --          (5,455)
                                                   ------------    ------------
                                                     13,014,633      12,282,836
          Less: Valuation allowance                 (13,014,633)    (12,282,836)
                                                   ------------    ------------
                Total                              $         --    $         --
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

          The net change in deferred taxes for the year ended May 31, is as follows:

                                                       2007            2006
                                                   ------------    ------------
          Net operating loss                       $    978,627    $    951,317
          Depreciation of property and equipment         29,511          40,181
          Amortization of intangibles                  (145,115)       (137,645)
          Accrued expenses                             (131,226)         14,123
          Loss on investments                                --           1,700
          Allowance for doubtful accounts                    --         (64,724)
          Change in valuation allowance                (731,797)       (804,952)
                                                   ------------    ------------
              Total                                $         --    $         --
                                                   ============    ============

          Greystone's effective tax rate for the year ended May 31, differs from the federal statutory rate as follows:

                                                       2007            2006
                                                   ------------    ------------
          Tax benefit using statutory rates        $    868,692    $    793,952
          Net change in valuation allowance            (731,797)       (804,952)
          Compensation cost of stock options           (107,043)        (21,781)
          Other                                         (29,852)         32,781
                                                   ------------    ------------
          Tax benefit, per financial statements    $         --    $         --
                                                   ============    ============


          Greystone has a net operating loss (NOL) for Federal income tax purposes as of May 31, 2007 of $30,403,000 expiring in fiscal year 2012 through fiscal year 2027.

          Pursuant to Internal Revenue Code Section 382 and due to a change in control of Greystone, the amount of operating loss which may be applied in any one year will be substantially limited.


NOTE 9.   STOCKHOLDERS' EQUITY
          --------------------

          A summary of outstanding warrants for the years ending May 31 is as follows:
                                         2007                      2006
                               -----------------------   -----------------------
                                             Weighted                  Weighted
                                              average                   average
                                             exercise                  exercise
                                 Shares        price       Shares        price
                               ----------   ----------   ----------   ----------
          Beginning of year     5,012,914   $     0.59    5,012,914   $     0.59

          Additions                    --           --      250,000         0.15

          End of year           5,012,914   $     0.59    5,262,914   $     0.56


          All warrants issued and outstanding have a term of five years expiring in fiscal years 2009 and 2012.

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

NOTE 10.  STOCK OPTIONS
          -------------

          Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 16,015,000 are available for grant as of May 31, 2007. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the three years ended May 31, 2007:
                                                                   Weighted
                                                                    Average
                                                       Shares      Exercise
                                                       (000's)       Price
                                                      --------     --------
               Options outstanding at May 31, 2004       1,935         1.68
               Options granted                           2,250         0.50
               Options cancelled                          (225)        0.50
                                                      --------     --------

               Options outstanding at May 31, 2005       3,960         1.01
               Options cancelled                          (350)        0.62
                                                      --------     --------

               Options outstanding at May 31, 2006       3,610         1.06
               Options cancelled                        (1,250)        0.54
                                                      --------     --------
               Options outstanding at May 31, 2007       2,360     $   1.35
                                                      ========     ========
               Exercisable as of May 31, 2005            2,045     $   1.41
                                                      ========     ========
               Exercisable as of May 31, 2006            2,404     $   1.33
                                                      ========     ========
               Exercisable as of May 31, 2007            2,360     $   1.35
                                                      ========     ========

          With respect to options outstanding at May 31, 2007:

                          Options      Weighted      Weighted
             Range      Outstanding  Average Life  Average Price    Exercisable
          -----------   -----------  ------------  -------------    -----------
          $0.50-$0.55    1,450,000     6.9 years      $0.52          1,450,000

             $1.60         185,000     5.1 years      $1.60            185,000

             $2.00         135,000     3.9 years      $2.00            135,000

          $3.125-$4.00     590,000     4.8 years      $3.18            590,000
                        ----------                                  ----------

             Total       2,360,000     6.1 years      $1.06          2,360,000

          For the period from June 1, 2005 through February 28, 2006, Greystone applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost was recognized for its stock options in the financial statements. As discussed in Note 1, Greystone adopted SFAS No. 31, and, accordingly, recorded compensation expense in the amount of $64,062 in the financials statements for the period from March 1, 2006 through May 31, 2006. Had Greystone, prior to March 1, 2006, determined compensation cost at the grant date based on fair value under SFAS No. 123, Greystone's net loss for fiscal year 2006 would have been increased to the pro forma amount indicated below:


          Net loss to common shareholders:
          As reported                              $(2,849,091)

          Pro forma                                $(3,055,960)

          Per share:
          As reported                              $     (0.12)

          Pro Forma                                $     (0.13)

          The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

                  Dividend Yield                          None
                  Expected Volatility                     136%
                  Risk Free Interest Rate                   4%
                  Expected Holding Period              5 years

          There are no future costs under existing stock options agreements as of May 31, 2007.


NOTE 11.  FINANCIAL INSTRUMENTS
          ---------------------

          Greystone's financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable. Management estimates the market value of the notes and mortgage payable based on expected cash flows and believes these market values approximate carrying values at May 31, 2007 and 2006.

NOTE 12.  SUPPLEMENTAL INFORMATION OF CASH FLOWS
          --------------------------------------

          Supplemental information of cash flows for the years ended May 31:

                                                   2007             2006
                                                ----------       ----------
          Non-cash activities
             Common stock issued in
              settlement of lease agreement     $  100,000       $       --

             Debt in settlement of lease         1,205,475          519,060
             Preferred dividend accrual            575,938          479,475
             Sale of equipment for debt                 --           20,000

          Interest paid                            930,095          893,129
          Taxes paid                                    --               --



NOTE 13.  OPERATING LEASES
          ----------------

          Rental expense on operating leases totaled $594,000 and $725,522 during 2007 and 2006, respectively. Commitments for operating leases for the five years after May 31, 2007 are $210,000, $210,000, $210,000, $210,000, and $210,000 and $472,500 thereafter. Operating leases are described further in Note 7, under the headings "Transactions with Paul Kruger, a significant stockholder," for the equipment lease and Transactions with "Transactions with Greystone Properties, LLC," for the industrial lease.


NOTE 14.  CONCENTRATIONS OF CREDIT RISK
          -----------------------------

          Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits. As of May 31, 2007, Greystone's bank balances exceeded federally insured limits $313,574.


NOTE 15.  CONTINGENCIES
          -------------

          A court action was filed by William Hamilton dba WHACO and dba Greystone Bill Hamilton Trucking against GSM alleging damages in the amount of $104,390 for breach of contract involving provision of materials and services. William Hamilton is an owner in Greystone Plastics, Inc. from whom GSM purchased certain manufacturing assets in 2003. GSM has denied all allegations and has asserted a counterclaim arising from the sale of manufacturing assets by Greystone Plastics, Inc. to GSM. The action is in the early stages of discovery and is being vigorously defended by GSM. However, GSM management cannot predict or guarantee the outcome of the action.

          Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to Greystone but which will only be resolved when one or more future events occur or fail to occur. Greysstone's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against Greystone or unasserted claims that may result in such proceedings, Greystone's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

          If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in Greystone's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

          Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

          Excelsoior aCapital Marketing and Howell Mergers and Acquisitions, LLC
          v. 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. and Palweb Corporation. On October 5, 2006 Excelsior Capital Marketing and Howell Mergers and Acquisitions, LLC ("HMA") filed suit against 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. ("PPP") and Palweb HMA, under which PPP agreed to assign the insurance proceeds from Mt. Hawley to HMA if HMA repaired the damage to the real properly located at 1607 Commerce Street, Dallas, Texas (the "Building"). Plaintiffs allege that they allowed the Salvation Army to use the required repairs on the Building in exchange for being allowed by Plaintiffs to use the Building free of rent. Plaintiffs concede that they paid no rent on the Building during the period that they allowed the Salvation Army to use the Building. Plaintiffs also concede that, upon receiving the insurance checks from Mt. Hawley, Defendants endorsed the insurance checks over to Plaintiffs.

          Plaintiffs allege claims for breach of contract, fraud, negligent misrepresentation, unjust enrichment, and civil conspiracy. Plaintiffs seeks actual damages in the amount of $267,487.48 which represent the amount of insurance proceeds paid by Mt. Hawley Insurance Company for damage done to the Building. Plaintiffs also seek punitive damage, attorneys' fees, and prejudgment and post-judgment interest. The case is set for trial on February 11, 2008, and discover and pretrial motion practice are ongoing. Defendants intend to vigorously defend against the claims asserted by Plaintiffs.