Form 10QSB
period 2007-08-31
GREYSTONE LOGISTICS, INC.
filed 2007-10-15
CIK 1088413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 10, 2007 - 26,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                      FOR THE PERIOD ENDED AUGUST 31, 2007


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

         Condensed Consolidated Balance Sheets
           as of August 31, 2007 (Unaudited) and May 31, 2007                1

         Condensed Consolidated Statements of Operations (Unaudited)
           For the Three Month Periods Ended August 31, 2007 and 2006        2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           For the Three Month Periods Ended August 31, 2007 and 2006        3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           7

ITEM 3.  CONTROLS AND PROCEDURES                                            10

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                           11

SIGNATURES                                                                  12

ITEM 1. FINANCIAL INFORMATION

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             August 31,        May 31,
                                                                                2007            2007
                                                                            ------------    ------------
                                                                             (Unaudited)
                                     Assets
                                     ------
Current Assets:
        Cash                                                                $    274,069    $    340,334
        Accounts receivable                                                    1,449,780       1,019,415
        Inventory                                                                205,908         237,769
        Prepaid expenses                                                          26,002          57,653
                                                                            ------------    ------------
              Total Current Assets                                             1,955,759       1,655,171

Property, Plant and Equipment,
        net of accumulated depreciation of $2,900,405 and $2,248,805
        at August 31, 2007 and May 31, 2007, respectively                      6,932,470       7,037,764

Other Assets                                                                     129,947         127,140
                                                                            ------------    ------------

Total Assets                                                                $  9,018,176    $  8,820,075
                                                                            ============    ============

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities:
        Current portion of long-term debt                                   $  8,640,747    $  8,655,518
        Advances payable - related party                                         618,959         618,959
        Accounts payable and accrued expenses                                  1,737,211       1,330,563
        Accounts payable and accrued expenses - related parties                2,312,434       2,532,056
        Preferred dividends payable                                            1,233,740       1,088,808
                                                                            ------------    ------------
              Total Current Liabilities                                       14,543,091      14,225,904

Long-Term Debt, net of current portion                                         4,162,669       4,297,427

Deferred Income                                                                  112,000         128,000

Stockholders' Deficiency:
        Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
          50,000 shares  issued and outstanding, liquidation preference
          of $5,000,000                                                                5               5
        Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 26,061,201 issued and outstanding                            2,606           2,606
        Additional paid-in capital                                            52,693,226      52,693,226
        Accumulated deficit                                                  (62,495,421)    (62,527,093)
                                                                            ------------    ------------
              Total Stockholders' Deficiency                                  (9,799,584)     (9,831,256)
                                                                            ------------    ------------

Total Liabilities and Stockholders' Deficiency                              $  9,018,176    $  8,820,075
                                                                            ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended August 31,
                                                                            ----------------------------
                                                                                2007            2006
                                                                            ------------    ------------
Sales                                                                       $  5,597,211    $  3,881,134

Cost of Sales                                                                  4,726,483       3,500,932
                                                                            ------------    ------------

Gross Profit                                                                     870,728         380,202

General, selling and administration expenses                                     412,207         453,980
                                                                            ------------    ------------

Operating Income (Loss)                                                          458,521         (73,778)

Other Income (Expense):
        Other income                                                              52,151           2,189
        Interest expense                                                        (334,068)       (329,789)
                                                                            ------------    ------------
              Total Other Income (Expense)                                      (281,917)       (327,600)
                                                                            ------------    ------------

Net Income (Loss)                                                                176,604        (401,378)

Preferred Dividends                                                              144,932         143,904
                                                                            ------------    ------------

Net Income (Loss) Available to Common Stockholders                          $     31,672    $   (545,282)
                                                                            ============    ============

Income (Loss) Available to Common Stockholders
        Per Share of Common Stock - Basic                                   $       0.00    $      (0.02)
                                                                            ============    ============
        Per Share of Common Stock - Diluted                                 $       0.00    $      (0.02)
                                                                            ============    ============
Weighted Average Shares of Common Stock Outstanding -
        Basic                                                                 26,061,000      24,061,000
        Dilutive effect of warrants outstanding                                  121,000              --
                                                                            ------------    ------------
        Diluted                                                               26,182,000      24,061,000
                                                                            ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended August 31,
                                                                            ----------------------------
                                                                                2007            2006
                                                                            ------------    ------------
Cash Flows from Operating Activities:
        Net Income (Loss)                                                   $    176,604    $   (401,378)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
              Depreciation and amortization                                      195,789         191,586
              Stock-based compensation                                                --          62,520
              Recognition of deferred income                                     (16,000)             --
              Changes in receivables                                            (430,365)          5,809
              Changes in inventory                                                31,861         236,143
              Changes in prepaid expenses                                         31,651           8,913
              Change in other assets                                              (5,680)         11,735
              Changes in accounts payable and accrued expenses                   187,026         162,393
                                                                            ------------    ------------
                    Net cash provided by operating activities                    170,886         277,721

Cash Flows from Investing Activities:
        Purchase of property and equipment                                       (87,622)        (92,997)
                                                                            ------------    ------------
                    Net cash used in investing activities                        (87,622)        (92,997)

Cash Flows from Financing Activities:
        Proceeds from notes and advances payable                                      --          87,857
        Payments on notes payable and bank overdraft                            (149,529)       (254,557)
                                                                            ------------    ------------
                    Net cash used in financing activities                       (149,529)       (166,700)
                                                                            ------------    ------------

Net Increase (Decrease) in Cash                                                  (66,265)         18,024
Cash, beginning of period                                                        340,334             925
                                                                            ------------    ------------

Cash, end of period                                                         $    274,069    $     18,949
                                                                            ============    ============
Supplemental Data
        Non-cash transactions:
              Preferred dividend accrual                                    $    144,932    $    143,904

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of Greystone, the accompanying unaudited condensed consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2007, and the results of its operations and its cash flows for the three month periods ended August 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2007 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $12,587,332, a stockholders' deficiency of $9,799,584 and its ability to obtain additional long term financing, if necessary, raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the three month periods ended August 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

     3. Greystone calculates and discloses earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Greystone.

     In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. As shown in the following table, the number of shares for calculating basic and diluted EPS are the same manner due to the loss for the three month period ending August 31, 2006, and there is a dilutive effect for calculating EPS as a result of income for the three months ended August 31, 2007.

                                                   Three Months ended August 31,
                                                   -----------------------------
                                                       2007            2006
                                                    ----------      ----------
                                                    (Unaudited)     (Unaudited)

     BASIC:
     Weighted average common shares outstanding     26,061,000      24,061,000
                                                    ----------      ----------
     DILUTIVE EFFECT:
     Assumed exercise of warrants                      250,000             --
     Application of assumed proceeds toward
        repurchase of  treasury stock                 (129,000)            --
                                                    ----------      ----------
     Net additional shares issuable                    121,000             --
                                                    ----------      ----------
     ADJUSTED COMMON SHARES OUTSTANDING FOR
     COMPUTING DILUTIVE EPS                         26,182,000      24,061,000
                                                    ==========      ==========


     4. Inventory consists of the following:

                                      August 31,    May 31,
                                         2007        2007
                                      ----------   ---------
                                      (Unaudited)

                  Raw materials       $  116,084   $  66,832
                  Finished goods          89,824     170,937
                                      ----------   ---------
                  Total inventory     $  205,908   $ 237,769
                                      ==========   =========

     5. Recent Accounting Pronouncements.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Greystone adopted the provisions of this interpretation effective June 1, 2007. The adoption of FIN 48 did not have a material effect on Greystone's financial statements and related disclosures.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Greystone does not expect the adoption of SFAS 157 to have a material effect on its financial statements and related disclosures.

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Greystone does not expect the adoption of SFAS 159 to have a material effect on its financial statements and related disclosures.

     6. Accounts payable at May 31, 2007 have been reclassified between related parties and others for comparative purposes with the presentation as of August 31, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL TO ALL PERIODS

     The unaudited condensed consolidated statements include Greystone Logistics, Inc., or Greystone, and its wholly owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP. All material intercompany accounts and transactions have been eliminated.

     Greystone has incurred significant losses from operations, and there is no assurance that it will continue to achieve profitability or obtain funds necessary to finance its operations.

     References to fiscal year 2008 refer to the three month period ended August 31, 2007. References to fiscal year 2007 refer to the three month period ended August 31, 2006.

SALES

     Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP. Greystone sells its pallets through an exclusive arrangement with Decade Products whereby Decade sells Greystone's pallets nationwide through direct sales and a network of independent contractor distributors. Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

     Greystone derives a substantial portion of its revenue from two national brewers.

     In addition, in July 2006, Greystone launched a beta test program involving the lease of a small pool of recycled plastic pallets by Greystone to a customer to be utilized by the customer to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement with the customer, Greystone delivers and tracks throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the customer's product. The pallets stay in a closed loop environment and are continually sent back for reuse. If a pallet is damaged, Greystone grinds the pallet and reutilizes the resin.

 PERSONNEL

     Greystone had approximately 75 full-time employees as of August 31, 2007 and 2006.

TAXES

     For all years presented, Greystone's effective tax rate is 0%. Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to Greystone's ability to continue to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

     Greystone adopted the provisions of FIN 48 (see Note 5 to the financial statements - Recent Accounting Pronouncements) on June 1, 2007. Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At June 1, 2007, we had no unrecognized tax.

THREE MONTH PERIOD ENDED AUGUST 31, 2007 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2006

     Sales for fiscal year 2008 were $5,597,211 compared to $3,881,134 in fiscal year 2007, for an increase of $1,716,077. The increase is due to the addition of new customers during the latter part of fiscal year 2007.

     Cost of sales in fiscal year 2008 was $4,726,483, or 85% of sales, compared to $3,500,932, or 90% of sales, in fiscal year 2007. The improvement in the ratio of cost of sales to sales is due primarily to increases in sales prices.

     General and administrative expense decreased $41,773 from $453,980 in fiscal year 2007 to $412,207 in fiscal year 2008. Greystone recorded stock option compensation costs of $62,520 during fiscal year 2007 and none in fiscal year 2008.

     Interest expense increased $4,279 from $329,789 in fiscal year 2007 to $334,068 in fiscal year 2008.

     Greystone reported net income of $176,604 in fiscal year 2008 compared to net loss of $(401,378) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net income available to common shareholders was $31,672, or $0.00 per share, in fiscal year 2008 compared to a net loss available to common shareholders of $(545,282), or $(0.02) per share, in fiscal year 2007 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of August 31, 2007, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the three months ended August 31, 2007 is as follows:

          Cash provided by operating activities       $  170,886

          Cash used in investing activities              (87,622)

          Cash used in financing activities             (149,529)


            The contractual obligations of Greystone are as follows:

                                 LESS THAN                                  OVER
                      TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                      -----        ------      ---------    ---------     -------
Long-term debt     $12,803,416   $8,640,747   $2,801,567   $  333,336   $1,027,766
Operating leases     1,895,400      280,800      561,600      561,600      491,400
                   -----------   ----------   ----------   ----------   ----------
Total              $14,698,816   $8,921,547   $3,363,167   $  894,936   $1,519,166
                   ===========   ==========   ==========   ==========   ==========

     To provide for the additional cash that might be necessary to meet Greystone's contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of approximately $12,587,332 at August 31, 2007, which includes current portion of long-term debt of $8,640,747 and $4,049,645 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability. There is no assurance that Greystone will secure such financing or continue to achieve profitability.

     Substantially all of the financing that Greystone has received through August 31, 2007, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

     Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that they will do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

FORWARD LOOKING STATEMENTS AND MATERIAL RISKS
---------------------------------------------

     This Quarterly Report on Form 10-QSB includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-QSB could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2007, which was filed on August 30, 2007. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

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

     During the quarter ended August 31, 2007, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

   11.1 Computation of Income (Loss) per Share is in Note 3 in the Notes to the financial statements.

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

   32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GREYSTONE LOGISTICS, INC.
                                             (Registrant)



Date: October 15, 2007                  /s/ Warren F. Kruger
                                        ----------------------------
                                        President and Chief Executive Officer