Form 10QSB
period 2007-11-30
GREYSTONE LOGISTICS, INC.
filed 2008-01-14
CIK 1088413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 7, 2008 - 26,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Consolidated Balance Sheets
            as of November 30, 2007 (Unaudited) and May 31, 2007              1

         Consolidated Statements of Operations (Unaudited)
           For the Six Month Periods Ended November 30, 2007 and 2006         2

         Consolidated Statements of Operations (Unaudited)
           For the Three Month Periods Ended November 30, 2007 and 2006       3

         Consolidated Statements of Cash Flows (Unaudited)
           For the Six Month Periods Ended November 30, 2007 and 2006         4

         Notes to Consolidated Financial Statements (Unaudited)               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9

ITEM 3.  CONTROLS AND PROCEDURES                                             13

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                            13

SIGNATURES                                                                   15

                    GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     NOVEMBER 30,       MAY 31,
                                                                         2007            2007
                                                                     ------------    ------------
                                                                      (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
      Cash                                                           $    265,282    $    340,334
      Accounts receivable                                               1,667,310       1,019,415
      Inventory                                                           498,191         237,769
      Prepaid expenses                                                     45,613          57,653
                                                                     ------------    ------------
           TOTAL CURRENT ASSETS                                         2,476,396       1,655,171

PROPERTY, PLANT AND EQUIPMENT,
      net of accumulated depreciation of $3,029,359 and $2,707,489
      at November 30, 2007 and May 31, 2007, respectively               6,860,406       7,037,764

OTHER ASSETS                                                              129,122         127,140
                                                                     ------------    ------------

TOTAL ASSETS                                                         $  9,465,924    $  8,820,075
                                                                     ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                              $  8,504,525    $  8,655,518
      Advances payable - related party                                    618,959         618,959
      Accounts payable and accrued expenses                             1,408,434         959,532
      Accounts payable and accrued expenses - related parties           3,081,021       2,903,087
      Preferred dividends payable                                       1,371,848       1,088,808
                                                                     ------------    ------------
           TOTAL CURRENT LIABILITIES                                   14,984,787      14,225,904

LONG-TERM DEBT, net of current portion                                  4,027,263       4,297,427

DEFERRED INCOME                                                            96,000         128,000

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $0.0001 par value, 20,750,000 shares
        authorized, 50,000 shares issued and outstanding,                       5               5
        liquidation preference of $5,000,000
      Common stock, $0.0001 par value, 5,000,000,000 shares
        authorized, 26,061,201 issued and outstanding                       2,606           2,606
      Additional paid-in capital                                       52,693,226      52,693,226
      Accumulated deficit                                             (62,337,963)    (62,527,093)
                                                                     ------------    ------------
           TOTAL STOCKHOLDERS' DEFICIENCY                              (9,642,126)     (9,831,256)
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  9,465,924    $  8,820,075
                                                                     ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED NOVEMBER 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Sales                                                                $ 10,843,275    $  6,490,831

Cost of Sales                                                           9,031,763       6,376,736
                                                                     ------------    ------------

Gross Profit                                                            1,811,512         114,095

General, Selling and Administration Expenses                              780,358         902,745
                                                                     ------------    ------------

Operating Income (Loss)                                                 1,031,154        (788,650)

Other Income (Expense):
      Other income                                                         68,151           2,213
      Interest expense                                                   (627,135)       (604,881)
                                                                     ------------    ------------
           Total Other Income (Expense)                                  (558,984)       (602,668)
                                                                     ------------    ------------

Net Income (Loss)                                                         472,170      (1,391,318)

Preferred Dividends                                                       283,040         287,260
                                                                     ------------    ------------

Net Income (Loss) Available to Common Stockholders                   $    189,130    $ (1,678,578)
                                                                     ============    ============

Income (Loss) Available to Common Stockholders
      Per Share of Common Stock - Basic                                      0.01           (0.07)
                                                                     ============    ============
      Per Share of Common Stock - Diluted                            $       0.01    $      (0.07)
                                                                     ============    ============

Weighted Average Shares of Common Stock Outstanding
      Basic                                                            26,061,000      24,061,000
      Dilutive effect of warrants outstanding                              94,000              --
                                                                     ------------    ------------
      Diluted                                                          26,155,000      24,061,000
                                                                     ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED NOVEMBER 30,
                                                                     ------------------------------
                                                                         2007              2006
                                                                     ------------      ------------
Sales                                                                $  5,246,064      $  2,609,697

Cost of Sales                                                           4,305,280         2,875,804
                                                                     ------------      ------------

Gross Profit (Loss)                                                       940,784          (266,107)

General, Selling and Administration Expenses                              368,151           448,765
                                                                     ------------      ------------

Operating Income (Loss)                                                   572,633          (714,872)

Other Income (Expense):
      Other income                                                         16,000                24
      Interest expense                                                   (293,067)         (275,092)
                                                                     ------------      ------------
           Total Other Income (Expense)                                  (277,067)         (275,068)
                                                                     ------------      ------------

Net Income (Loss)                                                         295,566          (989,940)

Preferred Dividends                                                       138,108           143,356
                                                                     ------------      ------------

Net Income (Loss) Available to Common Stockholders                   $    157,458      $ (1,133,296)
                                                                     ============      ============

Income (Loss) Available to Common Stockholders
      Per Share of Common Stock - Basic                              $       0.01      $      (0.05)
                                                                     ============      ============
      Per Share of Common Stock - Diluted                            $       0.01      $      (0.05)
                                                                     ============      ============

Weighted Average Shares of Common Stock Outstanding
      Basic                                                            26,061,000        24,061,000
      Dilutive effect of warrants outstanding                              49,000                --
                                                                     ------------      ------------
      Diluted                                                          26,110,000        24,061,000
                                                                     ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED NOVEMBER 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Cash Flows from Operating Activities:
      Net income (loss)                                              $    472,170    $ (1,391,318)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
           Depreciation and amortization                                  326,657         419,950
           Stock based compensation                                            --         125,040
           Recognition of deferred income                                 (32,000)             --
           Changes in accounts receivable                                (647,895)        187,538
           Changes in inventory                                          (260,422)        458,059
           Changes in prepaid expenses and other                            5,271         (18,890)
           Changes in accounts payable and accrued expenses               626,836          97,920
                                                                     ------------    ------------
               Net cash provided by (used in) operating activities        490,617        (121,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                 (144,512)       (379,873)
                                                                     ------------    ------------
               NET CASH USED IN INVESTING ACTIVITIES                     (144,512)       (379,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes and advances payable                                 --         896,515
      Payments on notes and advances payable                             (421,157)       (392,143)
                                                                     ------------    ------------
               Net cash provided by (used in) financing activities       (421,157)        504,372
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH                                           (75,052)          2,798
CASH, BEGINNING OF PERIOD                                                 340,334             925
                                                                     ------------    ------------

CASH, END OF PERIOD                                                  $    265,282    $      3,723
                                                                     ============    ============

NONCASH ACTIVITIES:
      Preferred dividend accrual                                     $    283,040    $    287,260
SUPPLEMENTAL INFORMATION:
      Interest paid                                                  $    507,985    $    482,229
                                                                     ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of Greystone Logistics, Inc., the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2007, and the results of its operations and its cash flows for the six and three month periods ended November 30, 2007 and 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2007 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $12,508,391, a stockholders' deficiency of $9,642,126 and Greystone's need to obtain additional long term financing, as necessary, raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the six and three month periods ended November 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

     In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. As shown in the following table, the number of shares for calculating basic and Diluted EPS are the same manner due to the loss for the six and three month periods ended November 30, 2006, and there is a dilutive effect for calculating EPS as a result of income for the six and three month periods ended November 30, 2007.

                                                 Six Months ended November 30,
                                                 -----------------------------
                                                      2007          2006
                                                   ----------    ----------

                                                   (Unaudited)   (Unaudited)
                                                   ----------    ----------
BASIC:
Weighted average common shares outstanding         26,061,000    24,061,000
                                                   ----------    ----------
DILUTIVE EFFECT:
Assumed exercise of warrants                          250,000           --
Application of assumed proceeds toward
   repurchase of  treasury stock                     (156,000)          --
                                                   ----------    ----------
Net additional shares issuable                         94,000           --
                                                   ----------    ----------
ADJUSTED COMMON SHARES OUTSTANDING FOR
COMPUTING DILUTIVE EPS                             26,155,000    24,061,000
                                                   ==========    ==========


                                                Three Months ended November 30,
                                                -------------------------------
                                                      2007          2006
                                                   ----------    ----------
                                                   (Unaudited)   (Unaudited)
                                                   ----------    ----------
BASIC:
Weighted average common shares outstanding         26,061,000    24,061,000
                                                   ----------    ----------
DILUTIVE EFFECT:
Assumed exercise of warrants                          250,000           --
Application of assumed proceeds toward
   repurchase of  treasury stock                     (201,000)          --
                                                   ----------    ----------
Net additional shares issuable                         49,000           --
                                                   ----------    ----------
ADJUSTED COMMON SHARES OUTSTANDING FOR
COMPUTING DILUTIVE EPS                             26,110,000    24,061,000
                                                   ==========    ==========


4. Inventory consists of the following:


                                                   November 30,    May 31,
                                                       2007          2007
                                                   ----------    ----------
                                                   (Unaudited)

     Raw materials                                 $  290,669    $   66,832
     Finished goods                                   207,522       170,937
                                                   ----------    ----------
     Total inventory                               $  498,191    $  237,769
                                                   ==========    ==========

5. Recent Accounting Pronouncements.

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB

STATEMENT NO. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Greystone adopted the provisions of this interpretation effective June 1, 2007. The adoption of FIN 48 did not have a material effect on Greystone's financial statements and related disclosures.

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Greystone does not expect the adoption of SFAS 157 to have a material effect on its financial statements and related disclosures.

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Greystone does not expect the adoption of SFAS 159 to have a material effect on its financial statements and related disclosures.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTs. SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Greystone does not expect the adoption of SFAS 160 to have a material effect on its financial statements and related disclosures.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Greystone does not expect the adoption of SFAS 141R to have a material effect on its financial statements and related disclosures.

     6. Accounts payable at May 31, 2007 have been reclassified between related parties and others for comparative purposes with the presentation as of November 30, 2007.

     7. Contingencies

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

     Excelsior Capital Marketing and Howell Mergers and Acquisitions, LLC v. 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. and Palweb Corporation. On October 5, 2006 Excelsior Capital Marketing and Howell Mergers and Acquisitions, LLC ("HMA") filed suit against 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. ("PPP") and Palweb HMA, under which PPP agreed to assign the insurance proceeds from Mt. Hawley to HMA if HMA repaired the damage to the real properly located at 1607 Commerce Street, Dallas, Texas (the "Building"). Plaintiffs allege that they allowed the Salvation Army to use the required repairs on the Building in exchange for being allowed by Plaintiffs to use the Building free of rent. Plaintiffs concede that they paid no rent on the Building during the period that they allowed the Salvation Army to use the Building. Plaintiffs also concede that, upon receiving the insurance checks from Mt. Hawley, Defendants endorsed the insurance checks over to Plaintiffs.

     Plaintiffs allege claims for breach of contract, fraud, negligent misrepresentation, unjust enrichment, and civil conspiracy. Plaintiffs seeks actual damages in the amount of $267,487 which represent the amount of insurance proceeds paid by Mt. Hawley Insurance Company for damage done to the Building. Plaintiffs also seek punitive damage, attorneys' fees, and prejudgment and post-judgment interest. The case is set for trial on February 11, 2008, and discover and pretrial motion practice are ongoing. Defendants intend to vigorously defend against the claims asserted by Plaintiffs.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

     The unaudited consolidated financial statements include the accounts of Greystone Logistics, Inc. ("Greystone") and its wholly owned subsidiaries, Greystone Manufacturing, LLC ("GSM") and Plastic Pallet Production, Inc. ("PPP"). All material intercompany accounts and transactions have been eliminated upon consolidation.

     Greystone has incurred significant losses from operations, and there is no assurance that it will continue to achieve profitability or obtain funds necessary to finance its operations.

     References to fiscal year 2008 refer to the six and three month periods ended November 30, 2007. References to fiscal year 2007 refer to the six and three month periods ended November 30, 2006.

SALES

     Greystone's primary business is the manufacturing and selling of plastic pallets, made from recycled plastic, through its wholly owned subsidiaries, GSM and PPP. Greystone sells its pallets through an exclusive distribution arrangement with Decade Products whereby Decade sells Greystone's pallets nationwide through direct sales and a network of independent contractor distributors. Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

     Greystone currently derives substantially all of its revenue from two national brewers.

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

 PERSONNEL

     Greystone had approximately 75 full-time employees as of November 30, 2007 and 2006.

TAXES

     For all years presented, Greystone's effective tax rate is 0%. Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to Greystone's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

     Greystone adopted the provisions of FIN 48 (see Note 5 to the financial statements - Recent Accounting Pronouncements) on June 1, 2007. Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At June 1, 2007, Greystone had no unrecognized tax benefits.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2006

     Sales for fiscal year 2008 were $10,843,275 compared to $6,490,831 in fiscal year 2007, for an increase of $4,352,444. The increase is due to the addition of new customers and increases in sales prices during the latter part of fiscal year 2007.

     Cost of sales in fiscal year 2008 was $9,031,763, or 83% of sales, compared to $6,376,736, or 98% of sales, in fiscal year 2007. The improvement in the ratio of cost of sales to sales is principally due to a decrease in equipment rental as a result of the termination of the PIPER 600 lease in February 2007 and increases in sales prices.

     General, selling and administrative expenses decreased $122,387 from $902,745 in fiscal year 2007 to $780,358 in fiscal year 2008. Greystone recorded stock option compensation costs of $62,520 during fiscal year 2007 and none in fiscal year 2008.

     Interest expense increased $22,254 from $604,881 in fiscal year 2007 to $627,135 in fiscal year 2008.

     Greystone reported net income of $472,170 in fiscal year 2008 compared to net loss of $(1,391,318) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net income available to common shareholders was $189,130, or $0.01 per share, in fiscal year 2008 compared to a net loss available to common shareholders of $(1,678,578), or $(0.07) per share, in fiscal year 2007 for the reasons discussed above.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2006

     Sales for fiscal year 2008 were $5,246,064 compared to $2,609,697 in fiscal year 2007, for an increase of $2,636,367. The increase is due to the addition of new customers and increases in sales prices during the latter part of fiscal year 2007.

     Cost of sales in fiscal year 2008 was $4,305,280, or 82% of sales, compared to $2,875,804, or 110% of sales, in fiscal year 2007. The improvement in the ratio of cost of sales to sales is principally due to a decrease in equipment rental as a result of the termination of the PIPER 600 lease in February 2007 and increases in sales prices.

     General, selling and administrative expense decreased $80,614 from $448,765 in fiscal year 2007 to $368,151 in fiscal year 2008. Greystone recorded stock option compensation costs of $62,520 during fiscal year 2007 and none in fiscal year 2008.

     Interest expense increased $17,975 from $275,092 in fiscal year 2007 to $293,067 in fiscal year 2008.

     Greystone reported net income of $295,566 in fiscal year 2008 compared to net loss of $(989,940) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net income available to common shareholders was $157,458, or $0.01 per share, in fiscal year 2008 compared to a net loss available to common shareholders of $(1,133,296), or $(0.05) per share, in fiscal year 2007 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of November 30, 2007, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the three months ended November 30, 2007 is as follows:

     Cash provided by operating activities                       $  251,205

     Cash used in investing activities                             (144,512)

     Cash used in financing activities                             (181,745)

            The contractual obligations of Greystone are as follows:

                                LESS THAN                             OVER
                      TOTAL       1 YEAR     2-3 YEARS  4-5 YEARS    5 YEARS
                      -----       ------     ---------  ---------    -------
Long-term debt     $12,531,788  $8,504,525  $2,707,828  $ 333,336  $  986,099
Operating leases     1,825,200     280,800     561,600    561,600     421,200
                   -----------  ----------  ----------  ---------  ----------
Total              $14,356,988  $8,785,325  $3,269,428  $ 894,936  $1,407,299
                   ===========  ==========  ==========  =========  ==========

     To provide for the additional cash that will be necessary to meet Greystone's contractual obligations, Greystone continues to explore various options, as necessary, including the possibility of refinancing long-term debt and/or seeking additional equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of $12,508,391 at November 30, 2007, which includes current portion of long-term debt of $8,504,525 and $4,489,455 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing until such time as it is able to maintain sufficient cash flows from operations to meet its contractual obligations. There is no assurance that Greystone will secure such financing or continue to achieve profitability.

     Substantially all of the financing that Greystone has received through November 30, 2007, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

     During the quarter ended November 30, 2007, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.


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


                                            GREYSTONE LOGISTICS, INC.
                                                  (Registrant)


Date: January 14, 2008                    /s/ Warren F. Kruger
                                          ------------------------------
                                          President and Chief Executive Officer