Form 10QSB
period 2008-02-29
GREYSTONE LOGISTICS, INC.
filed 2008-04-14
CIK 1088413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 7, 2008 - 26,061,201

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes  [ ] No [X]
================================================================================

                            GREYSTONE LOGISTICS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED FEBRUARY 29, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                             PAGE

            Consolidated Balance Sheets
               as of February 29, 2008 (Unaudited) and May 31, 2007         1

            Consolidated Statements of Operations (Unaudited)
              For the Nine Month Periods Ended February 29, 2008
              and February 28, 2007                                         2

            Consolidated Statements of Operations (Unaudited)
              For the Three Month Periods Ended February 29, 2008
              and February 28, 2007                                         3

            Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Month Periods Ended February 29, 2008
              and February 28, 2007                                         4

           Notes to Consolidated Financial Statements (Unaudited)           5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          8

ITEM 3.  CONTROLS AND PROCEDURES                                           12

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 13

ITEM 6.  EXHIBITS                                                          13

SIGNATURES                                                                 14

ITEM 1.  FINANCIAL STATEMENTS

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                February 29,       May 31,
                                                                    2008            2007
                                                                ------------    ------------
                                                                (Unaudited)

                                Assets
Current Assets:
        Cash                                                    $    358,097    $    340,334
        Accounts receivable                                        1,553,247       1,019,415
        Inventory                                                    436,074         237,769
        Prepaid expenses                                              68,291          57,653
                                                                ------------    ------------
              Total Current Assets                                 2,415,709       1,655,171

Property, Plant and Equipment,
        net of accumulated depreciation of
        $3,292,973 and $2,707,489 at February
        29, 2008 and May 31, 2007, respectively                    6,738,941       7,037,764

Other Assets                                                         123,343         127,140
                                                                ------------    ------------

Total Assets                                                    $  9,277,993    $  8,820,075
                                                                ============    ============

               Liabilities and Stockholders' Deficiency

Current Liabilities:
        Current portion of long-term debt                       $  9,351,085    $  8,655,518
        Advances payable - related party                             618,959         618,959
        Accounts payable and accrued expenses                      1,821,789         959,532
        Accounts payable and accrued expenses -
          related parties                                          2,403,451       2,903,087
        Preferred dividends payable                                1,492,464       1,088,808
                                                                ------------    ------------
              Total Current Liabilities                           15,687,748      14,225,904

Long-Term Debt, net of current portion                             3,060,610       4,297,427

Deferred Income                                                       80,000         128,000

Stockholders' Deficiency:
        Preferred stock, $0.0001 par value, 20,750,000 shares
          authorized, 50,000 shares issued and outstanding,
          liquidation preference of $5,000,000                             5               5
        Common stock, $0.0001 par value, 5,000,000,000 shares
          authorized, 26,061,201 issued and outstanding                2,606           2,606
        Additional paid-in capital                                52,693,226      52,693,226
        Accumulated deficit                                      (62,246,202)    (62,527,093)
                                                                ------------    ------------
              Total Stockholders' Deficiency                      (9,550,365)     (9,831,256)
                                                                ------------    ------------

Total Liabilities and Stockholders' Deficiency                  $  9,277,993    $  8,820,075
                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                       February 29/28,
                                                                ----------------------------
                                                                    2008            2007
                                                                ------------    ------------
Sales                                                           $ 16,270,703    $  9,065,259

Cost of Sales                                                     13,582,342       8,840,652
                                                                ------------    ------------

Gross Profit                                                       2,688,361         224,607

General, Selling and Administrative Expenses                       1,184,601       1,368,902
                                                                ------------    ------------

Operating Income (Loss)                                            1,503,760      (1,144,295)

Other Income (Expense):
        Other income (expense)                                       110,576        (472,323)
        Interest expense                                            (929,789)       (953,021)
                                                                ------------    ------------
              Total Other Expense                                   (819,213)     (1,425,344)
                                                                ------------    ------------

Net Income (Loss)                                                    684,547      (2,569,639)

Preferred Dividends                                                  403,656         429,041
                                                                ------------    ------------

Net Income (Loss) Available to Common Stockholders              $    280,891    $ (2,998,680)
                                                                ============    ============

Income (Loss) Available to Common Stockholders
        Per Share of Common Stock - Basic                               0.01           (0.12)
                                                                ============    ============
        Per Share of Common Stock - Diluted                     $       0.01    $      (0.12)
                                                                ============    ============

Weighted Average Shares of Common Stock Outstanding
        Basic                                                     26,061,000      24,283,000
        Dilutive effect of warrants outstanding                      100,000            --
                                                                ------------    ------------
        Diluted                                                   26,161,000      24,283,000
                                                                ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                       February 29/28,
                                                                ----------------------------
                                                                    2008            2007
                                                                ------------    ------------
Sales                                                           $  5,427,428    $  2,574,428

Cost of Sales                                                      4,550,579       2,463,916
                                                                ------------    ------------

Gross Profit                                                         876,849         110,512

General, Selling and Administrative Expenses                         404,243         466,157
                                                                ------------    ------------

Operating Income (Loss)                                              472,606        (355,645)

Other Income (Expense):
        Other income (expense)                                        42,425        (474,536)
        Interest expense                                            (302,654)       (348,140)
                                                                ------------    ------------
              Total Other Expense                                   (260,229)       (822,676)
                                                                ------------    ------------

Net Income (Loss)                                                    212,377      (1,178,321)

Preferred Dividends                                                  120,616         141,781
                                                                ------------    ------------

Net Income (Loss) Available to Common Stockholders              $     91,761    $ (1,320,102)
                                                                ============    ============

Income (Loss) Available to Common Stockholders
        Per Share of Common Stock - Basic                       $       0.00    $      (0.05)
                                                                ============    ============
        Per Share of Common Stock - Diluted                     $       0.00    $      (0.05)
                                                                ============    ============

Weighted Average Shares of Common Stock Outstanding
        Basic                                                     26,061,000      24,728,000
        Dilutive effect of warrants outstanding                      106,000            --
                                                                ------------    ------------
        Diluted                                                   26,167,000      24,728,000
                                                                ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   GREYSTONE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                             February 29/28,
                                                                      ----------------------------
                                                                          2008            2007
                                                                      ------------    ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                   $    684,547    $ (2,569,639)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
        Depreciation and amortization                                      589,281         628,511
        Stock based compensation                                              --           196,060
        Recognition of deferred income                                     (48,000)           --
        Gain on sale of equipment and other assets                            --           (71,472)
        Loss on termination of long-term lease                                --           619,061
        Changes in accounts receivable                                    (533,832)        690,515
        Changes in inventory                                              (198,305)        568,155
        Changes in prepaid expenses                                        (10,638)        (11,604)
        Changes in accounts payable and accrued expenses                   362,621        (444,508)
                                                                      ------------    ------------
          Net cash provided by (used in) operating activities              845,674        (394,921)

Cash Flows from Investing Activities:
  Purchase of property and equipment                                      (286,661)       (517,016)
  Proceeds from sale of assets                                                --           993,234
                                                                      ------------    ------------
          Net cash provided by (used in) investing activities             (286,661)        476,218

Cash Flows from Financing Activities:
  Proceeds from notes and advances payable                                  70,050         355,603
  Payments on notes and advances payable                                  (611,300)       (211,060)
  Decrease in bank overdraft                                                  --          (143,928)
                                                                      ------------    ------------
          Net cash provided by (used in) financing activities             (541,250)            615
                                                                      ------------    ------------

Net Increase in Cash                                                        17,763          81,912
Cash, beginning of period                                                  340,334             925
                                                                      ------------    ------------

Cash, end of period                                                   $    358,097    $     82,837
                                                                      ============    ============

Noncash activities:
        Preferred dividend accrual                                    $    403,656    $    429,041
        Issuance of common stock for termination of long-term lease           --           100,000
        Long-term payable for termination of long-term lease                  --           519,061
Supplemental Information:
        Interest paid                                                 $    748,760    $    820,599
                                                                      ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            GREYSTONE LOGISTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of Greystone Logistics, Inc., the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2008, and the results of its operations and its cash flows for the nine and three month periods ended February 29, 2008 and February 28, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2007 and the notes thereto included in Greystone's Form 10-KSB. The financial statements have been prepared assuming that Greystone will continue as a going concern. The working capital deficit of $13,272,039, a stockholders' deficiency of $9,550,365 and Greystone's need to obtain additional long term financing, as necessary, raises substantial doubt about Greystone's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone's inability to continue as a going concern.

     2. The results of operations for the nine and three month periods ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results to be expected for the full year.

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

     In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. As shown in the following table, the number of shares for calculating Basic and

Diluted EPS are the same manner due to the loss for the nine and three month periods ended February 28, 2007, and there is a dilutive effect for calculating EPS as a result of income for the nine and three month periods ended February 29, 2008.

                                                          Nine Months ended
                                                            February 29/28,
                                                      --------------------------
                                                          2008           2007
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

     BASIC:
     Weighted average common shares outstanding        26,061,000     24,283,000
                                                      -----------    -----------
     DILUTIVE EFFECT:
     Assumed exercise of warrants                         250,000           --
     Application of assumed proceeds toward
        repurchase of  treasury stock                    (150,000)          --
                                                      -----------    -----------
     Net additional shares issuable                       100,000           --
                                                      -----------    -----------
     ADJUSTED COMMON SHARES OUTSTANDING FOR
     COMPUTING DILUTIVE EPS                            26,161,000     24,283,000
                                                      ===========    ===========


                                                          Three Months ended
                                                            February 29/28,
                                                      --------------------------
                                                          2008           2007
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

     BASIC:
     Weighted average common shares outstanding        26,061,000     24,728,000
                                                      -----------    -----------
     DILUTIVE EFFECT:
     Assumed exercise of warrants                         250,000           --
     Application of assumed proceeds toward
        repurchase of  treasury stock                    (144,000)          --
                                                      -----------    -----------
     Net additional shares issuable                       106,000           --
                                                      -----------    -----------
     ADJUSTED COMMON SHARES OUTSTANDING FOR
     COMPUTING DILUTIVE EPS                            26,167,000     24,728,000
                                                      ===========    ===========


     4. Inventory consists of the following:

                                          February 29,   May 31,
                                              2008         2007
                                          ----------   ----------
                                          (Unaudited)

          Raw materials                   $  230,535   $   66,832
          Finished goods                     205,539      170,937
                                          ----------   ----------
          Total inventory                 $  436,074   $  237,769
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

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTs. SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Greystone does not expect the adoption of SFAS 160 to have a material effect on its financial statements and related disclosures.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Greystone does not expect the adoption of SFAS 141R to have a material effect on its financial statements and related disclosures.

     In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- AN AMENDMENT OF FASB

STATEMENT NO. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Greystone does not expect the adoption of SFAS 161 to have a material effect on its financial statements and related disclosures.

     6. Accounts payable at May 31, 2007 have been reclassified between related parties and others for comparative purposes with the presentation as of February 29, 2008.

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


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

     The unaudited consolidated financial statements include the accounts of Greystone Logistics, Inc. (" Greystone") and its wholly owned subsidiaries, Greystone Manufacturing, LLC (" GSM") and Plastic Pallet Production, Inc. ("PPP"). All material intercompany accounts and transactions have been eliminated upon consolidation.

     Greystone has incurred significant losses from operations, and there is no assurance that it will continue to achieve profitability or obtain funds necessary to finance its operations.

     References to fiscal year 2008 refer to the nine and three month periods ended February 29, 2008. References to fiscal year 2007 refer to the nine and three month periods ended February 28, 2007.

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

     Greystone currently derives approximately 86% of its revenue from two national brewers.

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

 PERSONNEL

     Greystone had approximately 75 full-time employees as of February 29, 2008 and February 28, 2007.

TAXES

     For all years presented, Greystone's effective tax rate is 0%. Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred tax asset on the balance sheet. However, because of the current uncertainty as to Greystone's ability to achieve continued profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2007

     Sales for fiscal year 2008 were $16,270,703 compared to $9,065,259 in fiscal year 2007, for an increase of $7,205,444. The increase is primarily attributable to new customers, production of the beverage pallets for existing clients, upward price adjustments, and increases in pharmaceutical pallet sales.

     Cost of sales in fiscal year 2008 was $13,582,342, or 83% of sales, compared to $8,840,652, or 98% of sales, in fiscal year 2007. The improvement in the ratio of cost of sales to sales is principally due to a decrease in equipment rental as a result of the termination of the PIPER 600 lease in February 2007 and increases in sales prices.

     General, selling and administrative expenses decreased $184,301 from $1,368,902 in fiscal year 2007 to $1,184,601 in fiscal year 2008. Greystone recorded stock option compensation costs of $196,060 during fiscal year 2007 and none in fiscal year 2008.

     Interest expense decreased $23,232 from $953,021 in fiscal year 2007 to $929,789 in fiscal year 2008.

     Greystone reported net income of $684,547 in fiscal year 2008 compared to net loss of $(2,569,639) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net income available to common shareholders was $280,891, or $0.01 per share, in fiscal year 2008 compared to a net loss available to common shareholders of $(2,998,680), or $(0.12) per share, in fiscal year 2007 for the reasons discussed above.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2007

     Sales for fiscal year 2008 were $5,427,428 compared to $2,574,428 in fiscal year 2007, for an increase of $2,853,000. The increase is primarily attributable to new customers, production of the beverage pallets for existing clients, upward price adjustments, and increases in pharmaceutical pallet sales.

     Cost of sales in fiscal year 2008 was $4,550,579, or 84% of sales, compared to $2,463,916, or 96% of sales, in fiscal year 2007. The improvement in the ratio of cost of sales to sales is principally due to a decrease in equipment rental as a result of the termination of the PIPER 600 lease in February 2007 and increases in sales prices.

     General, selling and administrative expense decreased $61,914 from $466,157 in fiscal year 2007 to $404,243 in fiscal year 2008. Greystone recorded stock option compensation costs of $71,020 during fiscal year 2007 and none in fiscal year 2008.

     Interest expense decreased $45,486 from $348,140 in fiscal year 2007 to $302,654 in fiscal year 2008.

     Greystone reported net income of $212,377 in fiscal year 2008 compared to net loss of $(1,178,321) in fiscal year 2007 for the reasons discussed above.

     After deducting preferred dividends, the net income available to common shareholders was $91,761, or $0.00 per share, in fiscal year 2008 compared to a net loss available to common shareholders of $(1,320,102), or $(0.05) per share, in fiscal year 2007 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is currently dependent on outside sources of cash to fund its operations. As of February 29, 2008, revenues from sales remain insufficient to meet current liabilities.

     A summary of cash flows for the nine months ended February 29, 2008 is as follows:

          Cash provided by operating activities                $   845,674

          Cash used in investing activities                       (286,661)

          Cash used in financing activities                       (541,250)


     The contractual obligations of Greystone are as follows:

                                 LESS THAN                              OVER
                       TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS    5 YEARS
                    -----------  ----------  ----------  ----------  ----------
Long-term debt      $12,411,695  $9,351,085  $1,782,842  $  333,336  $  944,432
Operating leases      1,755,000     280,800     561,600     561,600     351,000
                    -----------  ----------  ----------  ----------  ----------
Total               $14,166,695  $9,631,885  $2,344,442  $  894,936  $1,295,432
                    ===========  ==========  ==========  ==========  ==========

     To provide for the additional cash that will be necessary to meet Greystone's contractual obligations, Greystone continues to explore various options, as necessary, including the possibility of refinancing long-term debt and/or seeking additional equity financing. However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

     Greystone has accumulated a working capital deficit of $13,272,039 at February 29, 2008, which includes current portion of long-term debt of $9,351,085 and $4,225,240 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing until such time as it is able to maintain sufficient cash flows from operations to meet its contractual obligations. There is no assurance that Greystone will secure such financing or continue to achieve profitability.

     Substantially all of the financing that Greystone has received through February 29, 2008, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

     During the quarter ended February 29, 2008, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Excelsior Capital Marketing and Howell Mergers and Acquisitions, LLC v. 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. and Palweb Corporation, Dallas County, Texas. The suit against Greystone, formerly PalWeb Corporation, and its wholly-owned subsidiary, Plastic Pallet Production, Inc., was dismissed in February 2007 under summary judgment.

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


                                      GREYSTONE LOGISTICS, INC.
                                            (Registrant)


Date: April 14, 2008                  /s/ Warren Kruger
                                      -----------------------------
                                      President and Chief Executive Officer