Form 10KSB
period 2008-05-31
GREYSTONE LOGISTICS, INC.
filed 2008-09-15
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to______________

Commission file number 000-26331

GREYSTONE LOGISTICS, INC.

(Name of small business issuer in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma	74120
(Address of principal executive offices)	(Zip Code)

(918) 583-7441

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 12 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The issuer’s revenue for the year ended May 31, 2008, was $21,081,114.

As of August 15, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,258,620.

As of August 15, 2008, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐     No  ☒

GREYSTONE LOGISTICS, INC.
FORM 10-KSB

PART I.

Item 1.	Description of Business

Organization

Greystone Logistics, Inc. (“Greystone” or the “Company”) was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation.  It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, to PalWeb Corporation in April 1999 and became Greystone Logistics, Inc. in March 2005 as further described below.

In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation (“PPP”), and since that time, Greystone has primarily been engaged in the business of manufacturing and selling plastic pallets.

Effective September 8, 2003, Greystone acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by Greystone’s newly formed, wholly-owned subsidiary, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company (“GSM”).  Greystone Plastics, Inc. was a manufacturer of plastic pallets used in the beverage industry.

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

Recent Transactions

On February 7, 2007, GSM entered into a Purchase Agreement and Bill of Sale with Yorktown Management & Financial Services, LLC, an Oklahoma limited liability company that is wholly owned by the Company’s CEO and President (“Yorktown”), pursuant to which Yorktown purchased GSM’s existing finished goods inventory (including certain Coors Brewing inventory) and certain of GSM’s raw materials, grinding and peripheral equipment, resin contracts and molds for a total purchase price of $2.2 million.  In connection with the Purchase Agreement, GSM and Yorktown entered into a Pallet Molds Lease Agreement, whereby for a period of seven years, Yorktown will lease back to GSM the molds and resin equipment purchased from GSM at the lease rate of $1.00 per pallet manufactured using the molds and $0.03 per pound of resin provided using the resin equipment.  The assets sold pursuant to the Purchase Agreement were sold to Yorktown at their fair market value and the transactions described above were approved by the disinterested member of the Company’s Board of Directors.  For more information regarding these transactions, see the Company’s Current Report on Form 8-K dated February 7, 2007, filed with the SEC on February 27, 2007.

On February 8, 2007, Greystone entered into a Settlement Agreement and Release with 1607 Commerce Limited Partnership, a Texas limited partnership, which subsequently changed its name to Commerce Plastics L.P. (“Commerce”).  Pursuant to the Settlement Agreement and in exchange for full, final and complete settlement of any and all claims that Commerce has asserted, or could have asserted, in its lawsuit regarding an alleged default in the payment of rent pursuant to terms of the Equipment Lease (defined below) and the enforcement of certain related guaranties, the Company agreed to (i) to pay outstanding rental accruals by Greystone to Commerce of $1,048,000.00, (ii) make monthly payments to Commerce of $24,000.00 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from Commerce as further described below, (iii) transfer to Commerce 2,000,000 shares of the Company’s common stock, and (iv) enter into an agreement with Commerce whereby, among other things, Commerce will be given floor space, utilities and regrind resin in the Company’s Iowa facility and the Company will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from Commerce over a two year term.  Also pursuant to the Settlement Agreement, the monthly payments to be made by the Company will be credited against the purchase price of any Granada pallets purchased from Commerce; provided, however, Commerce is not obligated to produce any pallets, but has agreed to use it best efforts to do so. The Settlement Agreement also included an immediate termination of that certain equipment lease dated as of September 8, 2003, by and between Commerce and PPP (the “Equipment Lease”), whereby the registrant leased, for a term of 130 months commencing September 8, 2003, at a rate of $48,000 per month, certain equipment that was previously used to produce its pallets.  For more information regarding these transactions, see the Company’s Current Report on Form 8-K dated February 7, 2007, filed with the SEC on February 27, 2007.

Current Business

Products

Greystone’s primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiary GSM.  In addition, through its other subsidiary PPP, Greystone sells plastic pallets it purchased from Commerce as further described above.  As of May 31, 2008, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

GSM’s product line as of May 31, 2008 consists of the following:

•	40” X 32” rackable pallet,

•	37” X 37” rackable pallet,

•	37” X 32” rackable pallet,

•	48” X 40” rackable pallet,

•	48” X 44” rackable pallet, and

•	48” X 40” nestable pallet

As of May 31, 2008, GSM was marketing the following pallets produced or capable of being produced by Commerce:

•
Mid-Duty(TM) Picture Frame – A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using a proprietary blend of recycled plastics.  It has a rackable capacity of 1,500 lbs., a dynamic load of 5,000 lbs., static load of 25,000 lbs., and weighs 50 lbs.

•	Mid-Duty(TM) Stackable – A web-top pallet that is produced using a proprietary blend of recycled plastics, has a dynamic load of 5,000 lbs., static load of 7,000 lbs., and weighs 30 lbs.

•
Mid-Duty(TM) 3-Runner – A web-top pallet that utilizes a patented inter-locking design on a three runner bottom and is produced using a proprietary blend of recycled plastics.  It has a rackable load of 1,200 lbs., dynamic load of 5,000 lbs., static load of 12,000 lbs and weighs 46 lbs.

•	Flat Deck – This pallet is the same as the Mid-Duty,(TM) except it has a solid top and weighs 59 lbs.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local, national and international suppliers. Damaged pallets repurchased from customers are also a source of raw material supply.

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

Pallet Industry

According to the U. S. Forest Service, as printed in the National Wooden Pallet and Container Association publication, approximately 400 million new pallets are purchased in the United States each year, and some research sources estimate that even more than 400 million new pallets are purchased each year.  At an overall average selling price of $9/wood pallet, the pallet manufacturing and sales business is approximately a $4 billion industry.  It is estimated that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location.  The industry is generally comprised of companies that manufacture new pallets or repair and recycle pallets.  New pallet manufacturing generates about 60% to 65% of the industry’s revenues.  The U.S. Forest Service estimates that approximately 1.9 billion wood pallets are in circulation in the United States today and that roughly 400 million of the wood pallets currently in circulation were newly manufactured.  On an annual basis, approximately 175 million wood pallets are recycled through a process of retrieval, repair, re-manufacturing and secondary marketing, approximately 225 million are sent to landfills, and approximately 100 million are burned, lost, abandoned or leave the country.

Infestation is a concern in the wood pallet industry.  According to Virginia Tech’s Center for Unit Loan Design Center Tech Note No. 1, dated November 11, 1998, the Asian Longhorn Beetle (“ALB”), a devastating wood boring pest native to China and other Asian countries, has invaded hardwood trees in New York City and Chicago.  The ALB outbreaks have been traced to solid wood packaging materials (“SWPM”), including wood pallets imported from China.  As a result, the USDA Animal and Plant Health Inspection Service has proposed certain interim rules, which include upgrading treatment procedures for SWPM.  These treatments are estimated to increase the cost of SWPM by at least 10%, and some treatments will double the price of SWPM.

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

Employees

As of May 31, 2008, Greystone had 85 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

Marketing and Customers

Greystone’s primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base.  Greystone’s existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries.  Greystone has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone’s products.  Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.

As of May 31, 2008, Greystone sold its pallets through an exclusive arrangement with Decade Products whereby Decade sells Greystone’s pallets nationwide through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

Greystone derives a substantial portion  of its revenue from two national brewers.  These two customers currently account for approximately 85% of orders for its pallets.  The design of Greystone’s recycled plastic pallets are approved for use by both breweries and are the only plastic pallets in use for case goods at the current time within their respective systems.  There is no assurance that Greystone will retain these customers’ business at the same level, or at all.  The loss of a material amount of business from any one of Greystone’s larger customers could have a material adverse effect on Greystone.

Competition

Greystone’s primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations.  Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits of its plastic pallets as compared to wood pallets.  Greystone also competes with approximately three large and fifteen medium to small manufacturers of plastic pallets.  Some of Greystone’s competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in such areas of product development, manufacturing and marketing.  However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone a competitive advantage over other plastic pallet manufacturers.

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

Greystone has access to a patent-pending CJ2(TM) fire retardant formula licensed from Westgate Capital Company, L.L.C. (“WCC”), a company of which Greystone’s President and CEO is a member, in connection with the potential production of fire retardant plastic pallets.  Pallets produced with CJ2(TM) fire retardant have met UL 2335 classification requirements with respect to fire retardancy.

Item 2.	Description of Property

Greystone has approximately 3 acres of land in Bettendorf, Iowa and two buildings with a total of 120,000 square feet of manufacturing and warehouse space.   The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is currently used for grinding, processing and re-pelletizing recycled plastic.

Item 3.	Legal Proceedings

William Hamilton d/b/a WHACO, also d/b/a Greystone Bill Hamilton Trucking Company v. Greystone Manufacturing, LLC, Law No. 107023, Iowa District Court for Scott County.  William Hamilton, one of the former owners of Greystone Plastics, Inc., the entity from which Greystone purchased certain assets in 2003, claims $104,390 in damages for Greystone’s alleged breach of contract involving the provision of materials and services.  Greystone has denied all allegations and has asserted a counterclaim arising from the sale by Mr. Hamilton of the Bettendorf manufacturing facility to Greystone.  Discovery is continuing in this action and a trial date has been set in February 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Greystone’s common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system (“OTCBB”), under the symbol “GLGI.”   The following table sets forth the range of high and low prices at which Greystone’s common stock traded during the time periods indicated, as reported by NASDAQ:

Quarter Ending	High	Low

Aug. 31, 2006	$0.17	$0.07
Nov. 30, 2006	0.37	0.14
Feb. 29, 2007	0.19	0.08
May 31, 2007	0.28	0.12
Aug. 31, 2007	0.35	0.22
Nov. 30, 2007	0.30	0.13
Feb. 29, 2008	0.40	0.11
May 31, 2008	0.42	0.21

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of May 31, 2008, Greystone had approximately 1,361 common shareholders of record.

As of May 31, 2008, there were approximately 2,906 beneficial owners (including those holding in street names) of Greystone’s common stock.

Dividends

Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

Sales of Equity Securities

Effective April 29, 2008, Greystone issued 50,000 shares of its common stock in exchange for services.  The offer and sale of the shares of Greystone’s common stock in connection with such issuance were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(2) thereof.  The recipient is a sophisticated investor with the experience and expertise to evaluate the merits and risks of an investment in Greystone stock and the financial means to bear the risks of such an investment. In addition, no underwriting or commissions were paid to any party in connection with such issuance.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-KSB includes “forward looking statements” as defined by the Securities and Exchange Commission.  These statements concern Greystone’s plans, expectations and objectives for future operations.  All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, among others, such things as:

•           expansion and growth of Greystone’s business and operations;
•           future financial performance;
•           future acquisitions and developments;
•           potential sales of products;
•           future financing activities; and
•           business strategy.

These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone’s business.  However, whether actual results and developments will conform to Greystone’s expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors discussed under the section of this Form 10-KSB entitled “Risk Factors.”  In addition, Greystone’s historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

Risk Factors

Greystone operates at a loss but has recently attained an operating profit and positive cash flow from operations.

The Company was incorporated on February 24, 1969.  From April 1993 to December 1997, the Company was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, the Company acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Since such time, the Company has continued to incur losses from operations until the year ended May 31, 2008, when it showed an operating profit and positive cash flows.  There is no assurance that Greystone will continue to achieve a positive operating profit or otherwise obtain funds to finance continued operations.

Greystone’s financial statements have been qualified on a going concern basis and Greystone may not be able to secure additional financing necessary to sustain and grow its operations.

Greystone’s financial statements have been qualified on a going concern basis principally due to inability to historically generate operating income and lack of sufficient long term financing to achieve Greystone’s goal of producing and marketing plastic pallets to compete with wood pallets.  Greystone has funded its operations to date primarily through equity and debt financings but has recently achieved positive cash flow from operations.  Greystone may need to raise additional funds to implement any expansion strategy beyond current allocation of cash flow for capital projects.  There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms or that Greystone will be able to maintain positive cash flow from operations.  Failure to obtain such additional financing could have a material adverse effect on Greystone.

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

Greystone’s business could be affected by changes in availability of raw materials.

Greystone uses a proprietary mix of raw materials to produce its plastic pallets.  Such raw materials are generally readily available and some may be obtained from a broad range of  recycled plastic suppliers and unprocessed waste plastic.  The availability of Greystone’s raw materials could change at any time for various reasons.  For example, the market demand for Greystone’s raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price.  Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone’s raw materials.  Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone.  Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone’s competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

Greystone’s business could be affected by competition and rapid technological change.

Greystone currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices Greystone charges for its plastic pallets and other companies that manufacture plastic pallets.  It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change.  Greystone could potentially face additional competition from recycling and plastics companies, many of which have substantially greater financial and other resources than Greystone and, therefore, are able to spend more than Greystone in areas such as product development, manufacturing and marketing.  Competitors may develop products that render Greystone’s products or proposed products uneconomical or result in products being commercialized that may be superior to Greystone’s products.  In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on Greystone.

Greystone is dependent on a few large customers.

Greystone derives, and expect that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  In fact, two of Greystone’s customers currently account for approximately 75% of sales.  There is no assurance that Greystone will retain these customers’ business at the same level, or at all.  The loss of a material amount of business from any one of these customers could have a material adverse effect on Greystone’s operating results.

Greystone may not be able to effectively protect Greystone’s patents and proprietary rights.

Greystone relies upon a combination of patents and trade secrets to protect its proprietary technology, rights and know-how.  There can be no assurance that such patent rights will not be infringed upon, that Greystone’s trade secrets will not otherwise become known to or independently developed by competitors, that non-disclosure agreements will not be breached, or that Greystone would have adequate remedies for any such infringement or breach.  Litigation may be necessary to enforce Greystone’s proprietary rights or to defend Greystone against third-party claims of infringement.  Such litigation could result in substantial cost to, and a diversion of effort by, Greystone and its management and may have a material adverse effect on Greystone.  Greystone’s success and potential competitive advantage is dependent upon its ability to exploit the technology under these patents.  There can be no assurance that Greystone will be able to exploit the technology covered by these patents or that Greystone will be able to do so exclusively.

Greystone’s business could be affected by changing or new legislation regarding environmental matters.

Greystone’s business is subject to changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Greystone’s properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of Greystone’s properties, Greystone may be held liable.  No assurances can be given that additional environmental issues will not require future expenditures.  In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements and disposal fees and limits on the use of plastic products.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures.  Although Greystone believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on it, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect.

Greystone’s business could be subject to potential product liability claims.

The testing, manufacturing and marketing of Greystone’s products and proposed products involve inherent risks related to product liability claims or similar legal theories that may be asserted against Greystone, some of which may cause Greystone to incur significant defense costs.  Although Greystone currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance will be adequate under all circumstances or that all such claims will be covered by insurance.  In addition, these policies generally must be renewed every year.  While Greystone has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain such insurance in the future on all of its existing or future products.  A successful product liability claim or other judgment against Greystone in excess of its insurance coverage, or the loss of Greystone’s product liability insurance coverage, could have a material adverse effect upon Greystone.

Greystone currently depends on certain key personnel.

Greystone is dependent on the experience, abilities and continued services of its current management.  In particular, Warren Kruger, Greystone’s President and CEO, has played a significant role in the development, management and financing of Greystone.  The loss or reduction of services of Warren Kruger or any other key employee could have a material adverse effect on Greystone.  In addition, there is no assurance that additional managerial assistance will not be required, or that Greystone will be able to attract or retain such personnel.

Greystone’s executive officers and directors control a large percentage of Greystone’s outstanding common stock, which allows them to control matters submitted to Greystone’s shareholders for approval, and all of Greystone’s 2003 preferred stock, which entitles them to certain voting rights, including the right to elect a majority of Greystone’s Board of Directors.

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own over 50% of Greystone’s outstanding common stock.  Therefore, Greystone’s executive officers and directors have the ability to decide the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs.  In addition, an entity that is wholly owned by Greystone’s executive officers and directors owns all of Greystone’s outstanding 2003 preferred stock.  The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

Certain restricted shares of Greystone will be eligible for sale in the future and are likely to be sold in the future, which could affect the prevailing market price of Greystone’s common stock.

Certain of the outstanding shares of Greystone’s common stock are “restricted securities” under Rule 144 of the Securities Act, and (except for shares purchased by “affiliates” of Greystone as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire or in the event that the Company files a registration statement relating to such shares.  In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144.  Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale.  A person who is not deemed to have been an affiliate of Greystone at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements.  In addition, Greystone has agreed to file a registration statement in connection with some of these outstanding shares of restricted stock.  Sales or the expectation of sales of a substantial number of shares of common stock in the public market by selling shareholders could adversely affect the prevailing market price of the common stock, possibly having a depressive effect on any trading market for the common stock, and may impair Greystone’s ability to raise capital at that time through additional sales of its equity securities.

Greystone’s stock trades in a limited public market, is subject to price volatility and there can be no assurance that an active trading market will develop or be sustained.

There has been a limited public trading market for Greystone’s common stock and there can be no assurance that an active trading market will develop or be sustained.  There can be no assurance that Greystone’s common stock will trade at or above any particular price in the public market, if at all.  The trading price of Greystone’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day.  Accordingly, Greystone’s common stock should be expected to experience substantial price changes in short periods of time.  Even if Greystone is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in Greystone’s common stock for the foreseeable future.  In addition, the limited market for Greystone’s common stock may restrict Greystone’s shareholders ability to liquidate their shares.

Greystone does not expect to declare or pay any dividends in the foreseeable future.

Greystone has not declared or paid any dividends on its common stock.  Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.   In addition, pursuant to the terms and conditions of certain loan documentation between Greystone and F&M Bank and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

Greystone’s common stock may be subject to secondary trading restrictions related to penny stocks.

Certain transactions involving the purchase or sale of Greystone’s common stock may be affected by a Commission rule for “penny stocks” that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities.  For transactions covered by this penny stock rule, among other things, broker-dealers must make certain disclosures to purchasers prior to the purchase or sale.  Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell Greystone’s common stock for their customers and the ability of persons now owning or subsequently acquiring Greystone’s common stock to resell such securities.

Greystone may issue additional equity securities, which would lead to further dilution of Greystone’s issued and outstanding stock.

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders.  Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone’s common stock.  In addition, Greystone is authorized to issue, without shareholder approval, over 4,960,000,000 additional shares of its common stock and securities convertible into common stock.

Results of Operations

General

The consolidated statements include Greystone, Greystone Properties, L.L.C., and Greystone's wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, Plastic Pallet Production, Inc.

Greystone’s primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiary GSM.

As of May 31, 2008, Greystone had 85 full-time employees and used temporary personnel as needed.  Greystone’s production capacity is about 70,000 plastic pallets per month, or 840,000 per year.  Production levels have generally been governed by sales and will increase as sales dictate.

Greystone has incurred significant losses from operations and only recently achieved positive cash flow from operations, and there is no assurance that it will achieve operating profitability or otherwise obtain funds necessary to finance continued operations.  See “Liquidity and Capital Resources” under this Item 6.

For all years presented, Greystone’s effective tax rate is 0%.  Greystone has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  However, a valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations until such time as Greystone demonstrates the ability to show sustained profitability.

Year Ended May 31, 2008, Compared to Year Ended May 31, 2007

Sales were $21,081,114 for fiscal year 2008 compared to $12,454,293 for fiscal year 2007 for an increase of $8,626,821. The increase in sales is primarily attributable to new customers, production of the beverage pallets for existing clients, upward price adjustments, and increases in pharmaceutical pallet sales.

Cost of sales was $17,233,175 (82% of sales) and $11,445,067 (92% of sales) in fiscal years 2008 and 2007, respectively.  The improvement in the ratio of cost of sales to sales is principally due to a decrease in equipment rental as a result of the termination of the PIPER 600 lease in February 2007 and increases in sales prices.

General selling and administrative expenses were $1,815,469 for fiscal year 2008 compared to $1,828,395 for fiscal year 2007 for a decrease of $12,926.  The decrease is primarily attributable to a $195,172 decrease in stock based compensation from fiscal year 2007 to fiscal year 2008 offset by increases in general costs.

Other expenses were $452,276 in fiscal year 2007 compared to other income of $30,876 in fiscal year 2008.  The other expenses for fiscal year 2007 includes a charge of $619,060 resulting from a settlement for termination of the operating lease for the PIPER injection molding machines and a charge of $45,000 in settlement of an employment claim by a former employee. Effective February 1, 2007, Greystone issued 2,000,000 shares of its common stock and agreed to pay $24,000 per month for twenty-four months to 1607 Commerce LLC to terminate a long-term lease agreement on equipment.  The $619,060 charge included the present value of the series of $24,000 monthly payments at 8.5% interest or $519,060 plus the value of the common stock on the effective date of issuance or $100,000.

Interest expense was $1,061,248 in fiscal year 2008 compared to $1,272,002 in fiscal year 2007 for a decrease of $210,754.   Rates of interest on approximately 56% of Greystone’s long term debt is based on the prime rate of interest.   The prime rate of interest declined from 8.25% at May 31, 2007 to 5% at May 31, 2008.

The consolidated net income, before the deduction for preferred dividends, in fiscal year 2008 was $928,420 compared to a net loss of $(2,599,976) in fiscal year 2007 for an increase in profitability of $3,528,396.  This increase results from the reasons discussed above.

After deducting dividends to preferred shareholders of $508,691 and $575,548 in fiscal years 2008 and 2007, respectively, the consolidated net income available to common shareholders was $419,729, or $0.02 per share of  common stock, in fiscal year 2008 compared to net loss of $(3,175,524), or $(0.13) per share of common stock, in fiscal year 2007.

Liquidity and Capital Resources

General

Greystone’s cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2008, cash flows from sales remain insufficient to meet current liabilities.

A summary of cash flows for the year ended May 31, 2008 is as follows:

Cash provided by operating activities	$744,420

Cash used in investing activities	(362,882)

Cash used in financing activities	(520,391)

Long term debt obligations of Greystone are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years

$13,478,686	$9,013,395	$1,871,179	$653,345	$1,940,767

To provide for the funding to meet Greystone’s operating activities and contractual obligations for fiscal 2008, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone has a working capital deficit of $(13,022,360) at May 31, 2008, which includes advances payable to related parties of $1,231,499, current portion of long-term debt of $9,013,395 and accounts payable and accrued expenses of $1,138,735, and accounts payable to related parties of $2,490,080.  This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing from traditional financing sources.  There is no assurance that Greystone will secure such financing.

As described below, substantially all of the financing that Greystone has received through May 31, 2008, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

Advances and Loans from Warren Kruger

During 2007, Warren Kruger advanced working capital funds to Greystone in the amount of $859,400 and Greystone repaid Warren Kruger the amount of $509,041.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Mr. Kruger has agreed to waive the first installment until January 15, 2009. At May 31, 2008, note payable of $527,716, advances of $1,231,499 and accrued interest of $190,002 were due to entities owned or controlled by Warren Kruger.

Loans from F&M Bank

On March 4, 2005, Greystone entered into a loan agreement with GLOG Investment, L.L.C. (“GLOG”) and The F&M Bank & Trust Company (“F&M), which, among other things, sets forth certain terms applicable to a $1,900,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.  GLOG is wholly owned by the following officers and/or directors of the Registrant: Warren F. Kruger (President and CEO) and Robert B. Rosene, Jr. (Director).  GLOG was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone’s 2003 preferred stock previously owned by Paul A. Kruger.  The  revolving loan, which bears interest at the prime rate plus 1%, is renewable annually and is currently due on October 5, 2008.  Substantially all of the proceeds available under the revolving note have been used to retire the loan from another bank.  Amounts borrowed under the term loan are represented by a promissory note, which bears interest at the prime rate plus 2% and GSM is required to make monthly payments based upon a full fifteen year amortization of the outstanding principal balance under the term note with any outstanding principal and all accrued and unpaid interest payable in full on June 15, 2008.  Substantially all of the proceeds from the term loan have been used to refinance certain short-term debt of GSM, including the repayment of the notes issued by GSM to Greystone Plastics, Inc. and Bill Hamilton that were the subject of dispute as further described under the heading “Acquisition of Greystone Plastics, Inc.” in Item 1 of this Form 10-KSB.

Greystone’s obligations under the loan agreement with F&M are secured by a lien in favor of F&M on substantially all of GSM’s assets pursuant to the terms of a security agreement and second mortgage.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM’s performance and payment under the notes.  In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of the Company (Messrs. Kruger and Rosene) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal annual installments of principal and accrued interest beginning January 15, 2008 and ending January 15, 2010 of which Mr. Rosene has waived the first installment until January 15, 2009.  Accrued interest due to Mr. Rosene as of May 31, 2008 is $351,293.

Item 7.	Financial Statements

The financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by Greystone in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

An evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures as of May 31, 2008.  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2008 as a result of the three material weaknesses identified below.

Management’s Report on Internal Control Over Financial Reporting

Greystone’s CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Greystone’s internal controls were designed to provide reasonable assurance as to the reliability of Greystone’s financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States, as well as to safeguard assets from unauthorized use or disposition.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2008.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation.  During this evaluation, Greystone’s CEO and CFO identified three material weakness.  As a result of these three material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2008.

First, Greystone has not employed individuals with the necessary accounting knowledge to identify and implement recently issued accounting standards. This deficiency in monitoring and accounting expertise resulted in Greystone restating the May 31, 2007 consolidated financial statements to comply with the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, and the identification during the audit of numerous material adjustments to Greystone’s financial statements.  Until this material weakness is corrected, material misstatements in the financial statements could remain undetected.

Second, Greystone did not maintain proper records to ensure proper cut-off of inventory and accounts payable at May 31, 2008 specifically with its primary supplier Yorktown.  In addition, labor and overhead rates are not calculated and updated as necessary to ensure proper valuation of finished goods inventory.  Not ensuring inventory and accounts payable are properly cut-off at period end and not ensuring appropriate labor and overhead rates are applied to finished goods inventory resulted in adjustments to Greystone’s financial statements.

Third, Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

This annual report does not include an attestation report of Greystone’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Greystone’s independent registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Remediation of Material Weaknesses

In an effort to remediate the identified material weaknesses, Greystone shall cause certain of its accounting personnel to obtain training and education with respect to recently issued accounting standards and SEC reporting and shall begin sending monthly bank statements and Yorktown information provided by Warren Kruger directly to a third party CPA firm for review and reconciliation.  Management believes these step should remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no change in Greystone’s internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect Greystone’s internal control over financial reporting.

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

Name	Position	Term as Director Expires

Warren F. Kruger	President, Chief Executive Officer and Director	2009
Robert B. Rosene, Jr.	Director	2009
Robert H. Nelson	Chief Financial Officer	N/A
Robert Noland	Senior Vice President	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 51 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 54, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004.

Robert H. Nelson, Chief Financial Officer

From 2001 until joining Greystone’s company in 2004, Mr. Robert H. Nelson, age 62, was a financial consultant to the Key Auto Group, a retail automobile dealership chain.  Mr. Nelson served as Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001.  Mr. Nelson has also served as Chief Financial Officer of: United Auto Group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Trace International Holding, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987.  Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to PricewaterhouseCoopers from 1970 to 1981.  Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004.

Robert Noland, Senior Vice President of Sales and Marketing

Robert Noland, age 54, Senior Vice President of Sales and Marketing, brings an extensive background, with over 25 years in sales, sales management and high tech sales.  Mr. Noland has a BS from Kansas State University and a MBA from the University of Arkansas. He has served in his current capacity since August 2007 and he does not serve on the board on any public company.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to Greystone’s size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee.  As of May 31, 2008, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone’s audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to the Company’s officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Greystone’s directors, officers and persons who beneficially own more than 10% of any class of the Company’s equity securities registered under Section 12 to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such registered securities of the Company.  Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to Greystone copies of all Section 16(a) reports they file.

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal 2008, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal 2008 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Number of Reports Not Filed

Warren F. Kruger	3	5	0
Paul A. Kruger	8	11	0
Robert Noland	1	1	1

Item 10.	Executive Compensation

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2008 and 2007:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards
Warren F. Kruger, President and Chief Executive Officer	2008 2007	$240,000(1) $240,000(1)	-0- -0-	250,000 -0-
Robert H. Nelson, Chief Financial Officer	2008 2007	$ 30,000 $ 61,615	-0- -0-	-0- -0-
Robert Noland Senior Vice President	2008	$101,386	-0-	200,000
________________________

(1)
Pursuant to Mr. Kruger’s employment contract with Greystone, he is entitled to be paid an annual salary of $240,000.  However, effective in November 2006, Mr. Kruger voluntarily elected to temporarily defer the payment of half of such salary until such time as Greystone’s operating results further improve.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2008:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date

Warren F. Kruger	100,000 25,000 150,000 62,500	-0- -0- -0- 187,500	$3.125 $1.60 $0.55 $0.40	4/11/2012 6/26/2012 4/1/2013 2/28/2014
Robert H. Nelson	1,000,000	-0-	$0.50	11/1/2014
Robert Noland	50,000	150,000	$0.40	2/28/2014

Directors’ Compensation

Greystone does not pay cash compensation to the members of its Board of Directors for services on the Board.  From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone’s Board of Directors.   During the fiscal year ended May 31, 2008, Greystone issued stock options to Robert Rosene, a member of its Board of Directors, to purchase 100,000 shares of common stock at an exercise price of $0.40 per share as consideration for serving on its Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2008, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,970,000	$0.84	17,005,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	2,970,000	$0.84	17,005,000

Security Ownership of Certain Beneficial Owners and Management

As of August 15, 2008, Greystone had 26,111,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2008, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and officers, and (iii) all of Greystone’s directors and officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
Paul A. Kruger 2500 South McGee, Ste. 147 Norman, OK 73072	1,983,809(3)	7.6%
GLOG Investment, L.L.C. 1613 E. 15th Street Tulsa, OK 74160	3,333,333(4)	11.3%
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	12,088,233(5)	38.8%
Robert H. Nelson Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	1,824,169(6)	6.6%
Robert Noland Senior Vice President 1613 East 15th Street Tulsa, OK 74120	50,000(7)	0.2%
Robert B. Rosene, Jr. Director Tulsa, OK	8,027,231(8)	25.6%
All Directors & Officers as a Group (4 persons)	18,656,300(9)	53.8%
________________________

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

(2)
The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)
The total includes: (i)  1,300,000 shares held of record by Sleep Centers of America, an entity Paul Kruger is President and CEO and has a 39% ownership interest;  and (ii) 683,809 shares of common stock held by Indigo Plastics LC, an entity owned by Paul Kruger.

(4)
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

(5)
The total includes: (i) 6,897,733 shares of common stock beneficially owned directly by Warren Kruger; (ii) 1,198,299 shares of common stock that Mr. Kruger has the right to acquire in connections with warrants (iii) 19,000 shares held of record by Yorktown; (iv) 337,500 shares of common stock that Warren Kruger directly has the right to acquire in connection with options; (v) 153,818 shares which Westgate has the right to acquire in connection with warrants, owned by Westgate Capital, L.L.C., an entity of which Warren Kruger owns 50%; (vi) 141,750 shares of common stock that Warren Kruger holds on behalf of his minor children, of which he only holds the power to vote; (vii) 6,800 shares of common stock that Warren Kruger holds as custodian for minor children; and (viii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(6)
The total includes: (i) 1,000,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with options; (ii) 500,000 shares of common stock that Robert Nelson directly has the right to acquire in connection with warrants; (iii) 285,714 shares of common stock beneficially owned by Mr. Nelson’s wife, of which he disclaims any interest; and (iv) 38,455 shares of common stock that Mr. Nelson’s wife has the right to acquire in connection with warrants, of which he disclaims any interest.

(7)	The total includes 50,000 shares of common stock that Robert Noland directly has the right to acquire in connection with options.

(8)
The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 1,872,947 shares of common stock that Robert Rosene directly has the right to acquire in connection with warrants; (iii) 50,000 shares of common stock that Robert Rosene has the right to acquire with options; and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG, Robert Rosene is also deemed to beneficially own the shares directly owned by GLOG.

(9)
The total includes: (i) 10,121,948 outstanding shares, (ii) 1,437,500 shares issuable upon exercise of vested stock options, (iii) 3,763,519 shares issuable upon exercise of vested warrants and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

Change in Control

Effective March 8, 2005, GLOG Investment, L.L.C., which is currently owned by Warren F. Kruger, Chairman, President and CEO, and Robert Rosene, Jr., Director, acquired the outstanding 50,000 shares of Series 2003 Preferred Stock from Paul Kruger, a major shareholder of Greystone.  In connection with such transaction, the members of GLOG, as the holder of the Series 2003 Preferred Stock, possess certain voting rights to elect a majority of the Board of Directors of Greystone.  These voting rights and other material terms and conditions of the Series 2003 Preferred Stock are set forth in the Certificate of Designation relating to such Series 2003 Preferred Stock included as an exhibit to a Current Report on Form 8-K filed by Greystone on September 23, 2003.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans and Advances

For information regarding loans from Warren Kruger, see “Advance and Loans from Warren Kruger” under the heading “Liquidity and Capital Resources” in Item 6 of this Form10-KSB.

For information regarding an advance from Robert Rosene, see “Advances and Loans from Robert Rosene” under the heading “Liquidity and Capital Resources” in Item 6 of this Form10-KSB.

Technology License Agreement

In April 2001, Greystone entered into a license agreement with WCC, an entity owned by Warren Kruger and William Pritchard, providing for Greystone to have the exclusive right and license to use fire retardancy technology then being developed under the direction and expense of WCC.  The license agreement was negotiated and executed 9 months before Warren Kruger, William Pritchard, or entities with which they are affiliated became directors or beneficial owners of 10% or more of Greystone’s common stock in January 2002.  Under the agreement, Greystone must pay the greater of 2.5% of Greystone’s gross monthly revenues derived from the sale of UL listed pallets using the technology or a minimum monthly royalty of $10,000.  However, WCC also agreed in the license agreement to convey to Greystone ownership of the licensed Process (as defined in the agreement) in the event that cumulative royalties paid by Greystone equaled $250,000 during the first two years of the agreement, subject to an override or carried interest in favor of WCC equal to 2.5% of the gross monthly revenues which are the same payments as would have been received under the license agreement.  Subsequent to the execution of the original agreement which provided for a “coating” technology, Westgate Capital Company, L.L.C., developed an additive process which Greystone used to successfully complete UL testing.  The technology is currently known as CJ2(TM).

Greystone has previously incurred $400,000 of royalty fees under the license agreement and issued its common stock to WCC in satisfaction of the debt.  It is Greystone’s understanding that it has a paid-up licensing agreement with Westgate Capital Company, L.L.C.   WCC has not asserted that Greystone is in default under the license agreement, and WCC has indicated that it has no current intentions of asserting any default by Greystone under such agreement.

Other Transactions

For information relating to a Purchase Agreement and Bill of Sale and related Pallet Molds Lease Agreement entered into with Yorktown Management & Financial Services, LLC, an entity wholly owned by the Company’s CEO and President, see “Recent Transactions” under Item 1 of this Form 10-KSB.  Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process.  In addition, GSM pays rental to Yorktown for use of Yorktown’s 48X40 mold at the rate of $1.00 per pallet.  During 2008 and 2007, GSM purchased raw materials from and paid rentals to Yorktown totaling $7,526,779 and $3,079,672, respectively.

For information relating to a Settlement Agreement entered into with Commerce Plastics L.P., an entity wholly owned by Paul Kruger, a beneficial owner of more than five percent of Greystone’s common stock, see “Recent Transactions” under Item 1 of this Form 10-KSB.

Director Independence

Greystone has determined that Mr. Rosene is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.  Because of the small size of Greystone’s Board of Directors, it has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Mr. Kruger is not considered “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

Item 13.	Exhibits

Exhibit No.	Description
2.1
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of the Company’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1
Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2
Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2
Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3
Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1
License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**
Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.3
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Form 10-SB, which was filed on May 2, 2000).

10.4**
Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.5**
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7**
Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.8 **
Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.9
Assignment and Indemnity Agreement between the Company and Paul A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.10
Asset Purchase Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.1 of The Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

10.11
Senior Secured Promissory Note in the amount of $5,000,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.2 of The Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

10.12
Real Estate Note in the amount of $2,500,000 payable to Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.3 of The Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

10.13
Wraparound Promissory Note in the amount of $799,454.06 payable to Bill Hamilton (incorporated herein by reference to Exhibit 10.4 of The Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

10.14
Security Agreement between Greystone Plastics, Inc. and Greystone Manufacturing, L.L.C. dated September 3, 2003 (incorporated herein by reference to Exhibit 10.5 of The Company’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

10.15**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company’s Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

10.16**
Employment Agreement dated as of November 1, 2004, by and between PalWeb Corporation and Robert H. Nelson (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

10.17
Letter Agreement dated January 3, 2005, by and between Greystone Manufacturing, L.L.C., and Greystone Plastics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2004, which was filed with the SEC on January 19, 2005).

10.18
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.19
Promissory Note dated November 30, 2004, in the amount of $1,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.20
Term Note dated March 4, 2005, in the amount of $5,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.21
Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.22
Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.23	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.24
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.25
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.26
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.27
Promissory Note dated as of June 17, 2005 in the amount of $500,100 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.28
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.29
Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.30
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $500,100 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.31
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.32
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.33
Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.34
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.35
Settlement Agreement and Release dated as of February 8, 2007, by and among Greystone Logistics, Inc., 1607 Commerce Limited Partnership, Plastic Pallet Production, Inc. and Greystone Manufacturing, LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

11.1	Computation of Loss Per Share is in Note 1 in the Notes to the Financial Statements.
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of Tullius Taylor Sartain & Sartain LLP (submitted herewith).
23.2	Consent of Murrell, Hall & McIntosh, PLLP (submitted herewith).

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

Item 14.                      Principal Accountant Fees and Services

The following is a summary of the fees billed to Greystone by Tullius Taylor Sartain & Sartain LLP and Murrell, Hall & McIntosh, PLLP, Greystone’s independent registered public accounting firms, for professional services rendered for the fiscal years ended May 31, 2008 and May 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees

Audit Fees(1)	$85,000	$57,690
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$85,000	$57,690
________________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2008 and May 31, 2007, respectively.

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

GREYSTONE LOGISTICS, INC. (Registrant)

Date: 09/15/08	By:	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief
Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 09/15/08	By:	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief
Executive Officer

Date: 09/15/08	By:	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: 09/15/08	By:	/s/ Robert H. Nelson
Robert H. Nelson, Chief Financial Officer

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheet of Greystone Logistics, Inc. and subsidiaries as of May 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Greystone Logistics, Inc. for the year ended May 31, 2007, were audited by other auditors whose report, dated August 29, 2007, except for the restatement for the matter discussed in Note 17 to the financial statements, dated September 15, 2008, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008, included in Item 8A. and, accordingly, we do not express an opinion thereon.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In previous years, the Company suffered significant losses from operations which resulted in a cumulative stockholders’ deficit of $9,279,367 and a working capital deficit of $13,223,360.  These deficits at May 31, 2008 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
September 15, 2008

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

In our opinion, the consolidated financial statements referred to above, revised as described in Note 16 and 17, present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2007, and the consolidated results of their operations and cash flows for the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 and 17 to the financial statements, certain accounts were adjusted to reflect the consolidation of Greystone Properties, LLC as of May 31, 2007 and for the year then ended.  The affected accounts and related adjustments are also included in Note 17.  In our opinion, such adjustments are appropriate and have been properly applied.

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

MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
August 29, 2007, except for the change in presentation discussed in Note 16 and 17, which is as of September 15, 2008

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheet
May 31, 2008

Assets
Current Assets:
Cash	$201,301
Accounts receivable	1,286,948
Inventory	899,485
Prepaid expenses	61,114
Total Current Assets	2,448,848

Property, Plant and Equipment, net of accumulated depreciation	8,878,716

Other Assets:
Patents, net of accumulated amortization	118,440

Total Assets	$11,446,004

Liabilities and Stockholders’ Deficit

Current Liabilities:
Current portion of long-term debt	$9,013,395
Advances payable - related party	1,231,499
Accounts payable and accrued expenses	1,138,735
Accounts payable to related parties	2,490,080
Preferred dividends payable	1,597,499
Total Current Liabilities	15,471,208

Long-Term Debt	4,465,291
Deferred Income	80,000
Minority Interest	708,872

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares outstanding, liquidation	5
preference of $5,000,000
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 outstanding	2,611
Additional paid-in capital	52,825,381
Accumulated deficit	(62,107,364)
Total Stockholders’ Deficit	(9,279,367)

Total Liabilities and Stockholders’ Deficit	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended May 31,
	2008	2007
		(Restated)

Sales	$21,081,114	$12,454,293

Cost of Sales	17,233,175	11,445,067

Gross Profit	3,847,939	1,009,226

General, selling and administration expenses	1,815,469	1,828,395

Operating Income (Loss)	2,032,470	(819,169)

Other Income (Expense):
Other income (expense)	30,876	(452,276)
Interest expense	(1,061,248)	(1,272,002)
Total Other Expense	(1,030,372)	(1,724,278)

Income Attributable to Minority Interest	(73,678)	(56,529)

Net Income (Loss)	928,420	(2,599,976)

Preferred Dividends	508,691	575,548

Net Income (Loss) Available to Common Stockholders	$419,729	$(3,175,524)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.02	$(0.13)

Weighted Average Shares of Common Stock Outstanding
Basic	26,065,000	24,728,000
Diluted	26,171,000	24,728,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, May 31, 2006	50,000	$5	24,061,201	$2,406	$52,278,594	$(59,351,569)	$(7,070,564)

Stock in settlement of lease	—	—	2,000,000	200	99,800	—	100,000

Stock based compensation	—	—	—	—	314,832	—	314,832

Preferred dividends accrued	—	—	—	—	—	(575,548)	(575,548)

Net loss	—		—	—	—	(2,599,976)	(2,599,976)

Balances, May 31, 2007	50,000	5	26,061,201	2,606	52,693,226	(62,527,093)	(9,831,256)

Stock based compensation	—	—	—	—	119,660	—	119,660

Stock issued for services	—	—	50,000	5	12,495	—	12,500

Preferred dividends accrued	—	—	—		—	(508,691)	(508,691)

Net income	—	—	—	—	—	928,420	928,420

Balances, May 31, 2008	50,000	$5	26,111,201	$2,611	$52,825,381	$(62,107,364)	$(9,279,367)

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2008	2007
		(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$928,420	$(2,599,976)
Adjustments to reconcile net income (loss) to cash
provided by operating activities
Depreciation and amortization	846,828	856,803
Settlement costs on termination of operating lease	—	619,061
Stock based compensation	119,660	314,832
(Gain) Loss on sale of equipment	—	(71,472)
Increase in minority interest	76,222	69,190
Changes in accounts receivable	(267,533)	(177,040)
Changes in inventory	(661,716)	393,467
Changes in prepaid expenses	(3,461)	(48,740)
Changes in accounts payable and accrued expenses	(258,680)	889,533
Other	(35,500)	(5,205)
Net cash provided by operating activities	744,240	240,453

Cash Flows from Investing Activities:
Purchase of property and equipment	(362,882)	(580,250)
Proceeds from sale of equipment	—	993,234
Net cash provided (used) by investing activities	(362,882)	412,984

Cash Flows from Financing Activities:
Proceeds from notes and advances payable	383,069	745,682
Payments on notes and advances payable	(903,460)	(915,782)
Repayment of bank overdraft	—	(143,928)
Cash provided (used) by financing activities	(520,391)	(314,028)

Net Increase (Decrease) in Cash	(139,033)	339,409
Cash, beginning of year	340,334	925

Cash, end of year	$201,301	$340,334

Supplemental Information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”) through its wholly-owned subsidiaries Greystone Manufacturing, LLC (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacture and marketing of plastic pallets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Greystone and its subsidiaries and variable interests.  All material intercompany accounts and transactions have been eliminated.

Greystone consolidates all entities that it controls by ownership of a majority voting interest as well as variable interest entities for which Greystone is the primary beneficiary. In determining if Greystone is the primary beneficiary of variable interest entities includes an assessment  of Greystone’s level of involvement in setting up the entity, determining if the activities of the entity are substantially conducted on behalf of Greystone, determining whether Greystone provides more than half of the subordinated financial support to the entity, and determining if Greystone absorbs the majority of the entity’s expected losses or returns.

Greystone’s consolidated variable interest is Greystone Properties, LLC which is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  By virtue of the fact that Warren Kruger and Robert Rosene have personally guaranteed the mortgage note payable of Greystone Properties, the entity is considered by management to be a variable interest.

Use of Estimates

The preparation of Greystone’s financial statements in conformity with generally accepted accounting principles in the United States of America requires Greystone’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all individual accounts receivable balances, and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.  Management determined an allowance for doubtful accounts was not necessary at May 31, 2008.

Inventory

Inventory consists of finished pallets and raw materials and is stated at the lower of average cost or market value.  The cost of finished goods includes direct labor and materials plus allocated manufacturing overhead.

Under the terms of the contracts with its primary customers, Greystone repurchases damaged pallets at set prices. These damaged pallets are recorded to raw material inventory and reground for use in manufacturing new pallets.

Property, Plant and Equipment

Greystone’s property, plant and equipment is stated at cost.  Depreciation expense is computed on the straight-line method over the estimated useful lives as follows:

Plant building	39 years
Production machinery and equipment	5-10 years
Office equipment & furniture & fixtures	3- 5 years

Repairs and maintenance costs are expensed when incurred unless it is determined that the useful life of the respective asset has been extended. Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized.  When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount.  If the asset carrying amount exceeds the cash flows, a write-down to fair value is required.  As discussed in Note 2, Continuation as a Going Concern, the financial statements have been prepared assuming that Greystone will continue operations as a going concern and, accordingly, do not include any adjustments to the carrying value of its property and equipment relating to any potential outcome of such uncertainties.

Patents

Amortization expense for the costs incurred by Greystone to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15-17 years.

Stock Options

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” Greystone recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

Recognition of Revenues

Greystone recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Greystone typically recognizes revenue at the time of shipment. However, under the terms of certain contracts with its two primary customers Greystone recognizes revenue when its products are delivered to the customers.

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

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the year. For fiscal year 2007, convertible preferred stock, warrants and stock options are not  considered as their effect is antidilutive.  For fiscal year 2008, diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the year ended May 31, 2008:

Weighted-average number of common shares outstanding	26,065,000
Incremental shares from the assumed exercise of dilutive stock options	106,000
Dilutive potential common shares	26,171,000

The following securities (rounded to thousands) were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

Options to purchase common stock	2,183,000
Warrants to purchase common stock	5,013,000
Convertible preferred stock	3,333,000
10,529,000

Shipping and Handling

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping fees billed to customers in sales and records the related expenses in cost of sales.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its

related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.  In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  Greystone utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Greystone adopted the provisions of FIN 48 effective June 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements and related disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Greystone does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Greystone does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for us in our fiscal year beginning after December 15, 2008.  Greystone does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements and related disclosures, except for the presentation of non-controlling interests in the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Greystone does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements and related disclosures.

Note 2.	CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  Greystone achieved its first year of profitable operations in recent years, reporting net income available to common stockholders of $419,729 and cash provided by operations of $744,240.  However, total stockholder deficit still exceeds $9 million and working capital deficit still exceeds $13 million.  The Company’s ability to continue to exist as a going concern for the next fiscal year depends primarily on the forbearance of the Company’s creditors.  The most significant creditors include related parties and the lending institutions identified in Note 6.   Some refinancing has already occurred, as described in Note 6, and F&M Bank has communicated to the Company that it anticipates it will renew the debt that is currently due on terms similar to existing terms.   While management is optimistic about the forbearance of its creditors and the conversion of its credit facilities to long-term, there can be no assurance that management’s efforts will allow the Company to meet its obligations when due.

While 2008 results are viewed by management with optimism, the Company does not have an adequate history of profitable operations to provide reasonable assurance of continuation as a going concern.  Management is working to enhance the value of the Company’s contracts with its two most significant customers, and expand its customer base and product offerings.  Some of these efforts will require additional capital to implement.  There is no assurance that management’s efforts will be sufficiently successful, or that needed capital will be available, for the Company to continue as a going concern.

Note 3.	INVENTORY

Inventory at May 31, 2008 consists of:

Raw materials	$341,937
Finished goods	557,548

Total inventory	$899,485

Note 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment at May 31, 2008, is as follows:

Production machinery and equipment	$7,587,315
Building and land	4,800,444
Furniture and fixtures	184,355
12,572,114
Less: accumulated depreciation	(3,693,398)

$8,878,716

Depreciation expense for the years ended May 31, 2008 and 2007 is $838,128 and $842,882, respectively.

Note 5.	OTHER ASSETS

At May 31, 2008 other assets  totaling $118,440 consist of patents, net of accumulated amortization of $75,857. Amortization of intangibles was $8,700 and $13,290 for 2008 and 2007, respectively.

Note 6.	LONG-TERM DEBT AND ADVANCES PAYABLE

Long-term debt at May 31, 2008 consists of the following:

Note payable to F&M Bank & Trust Company,
prime rate of interest plus 2%, due June 15, 2008, payable
in monthly installments of $60,577	$4,783,963

Note payable to F&M Bank & Trust Company, prime rate of
interest plus 1%, due October 5, 2008	1,617,460

Mortgage payable to Greystone Plastics, Inc., 7% interest, due
September 7, 2018, payable in monthly installments of
$13,889 plus accrued interest, secured by building	1,736,105

Mortgage payable to Kansas City Life Insurance, 6.25%
interest, due July 1, 2014, payable in monthly installments
of $10,781, secured by building	1,314,228

Note payable to First Bartlesville Bank, prime rate of interest plus 1%, due July 1, 2008, payable in monthly installments of
$6,441, secured by equipment	297,433

Note payable to F&M Bank & Trust Company, prime rate of
interest plus 1%, due March 15, 2011, payable in monthly
installments of $12,205	378,843

Note payable to Robert Rosene, 7.5% interest, due January 15,
2010, payable in three equal annual installments of principal
and interest beginning January 15, 2008	2,066,000

Note payable to Robert Rosene, prime rate of interest
plus 0.5%, due July 1, 2008, payable in monthly installments
of $7,546, secured by equipment	344,968

Note payable to Warren Kruger, 7.5% interest, due January 15,
2010, payable in three equal annual installments of principal
and interest beginning January 15, 2008	527,716

Lease settlement obligation to 1607 Commerce LLC,
8.5% interest, payable in monthly installments of principal
and interest of $24,000 per month, due February 1, 2009	246,361

Other	165,609

Total	13,478,686
Less: Current portion	9,013,395

Long-term debt	$4,465,291

The prime rate of interest as of May 31, 2008 was 5%.

The notes payable to F&M Bank & Trust Company are secured by Greystone’s property and equipment, accounts receivable and cash balances. The loans are guaranteed by the officers and directors of Greystone in effect at May 31, 2008.

Greystone received communication from F&M Bank stating that it anticipates it will renew the notes with balances at May 31, 2008 of $4,783,963 and $1,617,460 under similar terms and conditions as the original notes.

The First Bartlesville Bank note in the amount of $297,433 and the Robert Rosene note in the amount of $344,968 at May 31, 2008, were consolidated with BancFirst on July 1, 2008, with an interest rate of prime plus 1% and a maturity date of July 1, 2012.

Maturities of long-term debt for the five years after May 31, 2008 are $9,013,395, $1,368,887, $502,292, $396,243, $257,102, and $1,940,767 thereafter.

Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Warren Kruger has waived the first installment until January 15, 2009. At May 31, 2008, note payable of $527,716, advances of $1,231,499 and accrued interest of $190,002 were due to entities owned or controlled by Warren Kruger.

Effective December 15, 2005, Greystone entered into a loan agreement with Robert Rosene, one of Greystone’s directors, to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Mr. Rosene has waived the first installment until January 15, 2009.  Accrued interest due to Mr. Rosene as May 31, 2008 is $351,293.

Note 7.	RELATED PARTY TRANSACTIONS

Transactions with Paul Kruger, a significant stockholder

On February 8, 2007, Greystone entered into a Settlement Agreement and Release with 1607 Commerce Limited Partnership, a Texas limited partnership, which subsequently changed its name to Commerce Plastics L.P. (“Commerce”).  Pursuant to the Settlement Agreement and in exchange for full, final and complete settlement of any and all claims that Commerce has asserted, or could have asserted, in its lawsuit regarding an alleged default in the payment of rent pursuant to terms of the Equipment Lease (defined below) and the enforcement of certain related guaranties, Greystone agreed to (i) to pay outstanding rental accruals by Greystone to Commerce of $1,048,000, (ii) make monthly payments to Commerce of $24,000 for a term of 24 months commencing March 1, 2007, which payments can be used towards the purchase price of pallets purchased from Commerce as further described below, (iii) transfer to Commerce 2,000,000 shares of the Company’s common stock, and (iv) enter into an agreement with Commerce whereby, among other things, Commerce will be given floor space, utilities and regrind resin in the Company’s Iowa facility and the Company will be required to purchase up to 200,000 Granada pallets at $8.00 per pallet and 200,000 nestable pallets at $3.00 per pallet from Commerce over a two year term.  Also pursuant to the Settlement Agreement, the monthly payments to be made by the Company will be credited against the purchase price of any Granada pallets purchased from Commerce; provided, however, Commerce is not obligated to produce any pallets, but has agreed to use it best efforts to do so. The Settlement Agreement also included an immediate termination of that certain equipment lease dated as of September 8, 2003, by and between Commerce and Plastic Pallet (the “Equipment Lease”), whereby the registrant leased, for a term of 130 months commencing September 8, 2003, at a rate of $48,000 per month, certain equipment that PPP previously used to produce its pallets.

Rental payments pursuant to the equipment lease agreement totaled $384,000 for fiscal year 2007.

Transactions with Warren Kruger, Vice Chairman

Effective June 1, 2006, Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Chairman and CEO, commenced selling plastic raw material to GSM primarily as a sole provider. Effective February 1, 2007, GSM entered into a purchase agreement with Yorktown pursuant to which Yorktown purchased from GSM  existing finished goods inventory and certain raw materials for $1,018,582 and grinding and peripheral equipment, resin contracts and molds for $981,418.  Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process.  In addition, GSM pays rental to Yorktown for use of Yorktown’s 48X40 mold at the rate of $1.00 per pallet.  During 2008 and 2007, GSM purchased raw material purchases from and paid rentals to Yorktown totaling $7,526,779 and $3,079,672, respectively.

During 2007, Warren Kruger advanced working capital funds to Greystone in the amount of $859,400 and Greystone repaid Warren Kruger the amount of $509,041.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Warren Kruger has waived the first installment until January 15, 2009. At May 31, 2008, note payable of $527,716, advances of $1,231,499 and accrued interest of $190,002 were due to entities owned or controlled by Warren Kruger.

Greystone also reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month.

Pursuant to Mr. Kruger’s employment contract with Greystone, he is entitled to be paid an annual salary of $240,000.  However, effective in November 2006, Mr. Kruger voluntarily elected to temporarily defer the payment of half of such salary until such time as Greystone’s operating results further improve.

Transactions with Robert Rosene, Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Mr. Rosene has waived the first installment until January 15, 2009.  Accrued interest due to Mr. Rosene as May 31, 2008 is $351,293.

Note 8.	FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Tax Assets:
Net operating loss	$2,779,058	$3,011,278
Amortization of intangibles	1,438,882	1,579,890
Depreciation, financial reporting in excess of tax	59,376	24,056
Accrued expenses	—	14,123

Total deferred tax assets	4,277,316	4,629,347
Less: Valuation allowance	4,277,316	4,629,347
Total	$—	$—

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

The net change in deferred taxes for the year ended May 31, is as follows:

	2008	2007
Net operating loss	$232,220	$978,627
Depreciation of property and equipment	35,320	29,511
Amortization of intangibles	(141,008)	(145,115)
Accrued expenses	(14,123)	(131,226)
Change in valuation allowance	352,031	(731,797)
Total	$—	$—

Greystone’s effective tax rate for the year ended May 31, differs from the federal statutory rate as follows:

	2008	2007
Tax (provision) benefit using statutory rates	$(315,663)	$868,692
Net change in valuation allowance	352,031	(731,797)
Compensation cost of stock options	(40,684)	(107,043)
Other	4,316	(29,852)
Tax benefit, per financial statements	$—	$—

Greystone has net operating losses (NOL) for Federal income tax purposes as of May 31, 2008 of $8,173,705 expiring in fiscal year 2012 through fiscal year 2028, as follows:

Cumulative as of May 31, 2005	$2,775,700	2012 through 2025
Year ending May 31, 2006	2,520,000	2026
Year ending May 31, 2007	2,878,000	2027

Pursuant to Internal Revenue Code Section 382 and due to a change in control of Greystone during the year ended May 31, 2005, the amount of operating losses accumulated through fiscal 2005 is limited to approximately $225,000 per year.

Note 9.	STOCKHOLDERS’ EQUITY

Warrants

A summary of outstanding warrants for the years ending May 31 is as follows:

	2008		2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Beginning of year	5,262,914	$0.56	5,012,914	$0.59
Additions	—	—	250,000	0.15
End of year	5,262,914	$0.56	5,262,914	$0.56

All warrants issued and outstanding have a term of five years expiring in fiscal years 2009 and 2012.

Effective February 1, 2007, Greystone issued a warrant to purchase up to 250,000 shares of  common stock at $0.15 per share to an individual in consideration for providing certain financing and consulting services, which facilitated the sale of certain of Greystone’s equipment to Yorktown Management & Financial Services, LLC, a company owned by Warren Kruger, Chairman and CEO.  The warrants are valued at $8,500.

Common Stock

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

Effective April 29, 2008, Greystone issued 50,000 shares of common stock in exchange for services.  The issuance was valued at the market value of the stock on the date of issue or $12,500.

Convertible Preferred Stock

In September, 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000.  Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone.  The holder of the preferred stock waived its right to compounded dividends on unpaid interest during the period from March 4, 2005 through May 31, 2008, totaling approximately $262,000.

Note 10.	STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 17,005,000 are available for grant as of May 31, 2008. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal 2001 were 100% vested at the date of grant. Following is a summary of option activity for the three years ended May 31, 2008:

	Shares (000’s)	Weighted Average Exercise Price
Options outstanding at May 31, 2005	3,960	$1.01
Options cancelled	(350)	0.62

Options outstanding at May 31, 2006	3,610	1.06
Options cancelled	(1,250)	0.54

Options outstanding at May 31, 2007	2,360	1.35
Options granted	1,050	0.40
Options cancelled	(440)	2.56

Options outstanding at May 31, 2008	2,970	$0.84

Exercisable as of May 31, 2006	2,404	$1.33

Exercisable as of May 31, 2007	2,360	$1.35

Exercisable as of May 31, 2008	2,183	$0.99

           With respect to options outstanding at May 31, 2008:

Range	Options Outstanding	Weighted Average Life	Weighted Average Price	Exercisable
$0.40	1,050,000	5.7 years	$0.40	262,500
$0.50-$0.55	1,450,000	2.5 years	$0.52	1,450,000
$1.60	100,000	4.1 years	$1.60	100,000
$2.00	30,000	2.9 years	$2.00	30,000
$3.125-$4.00	340,000	3.9 years	$3.00	340,000
Total	2,970,000	3.8 years	$0.84	2,182,500

Share-based compensation cost for fiscal years 2008 and 2007 totals $119,660 and $314,832, respectively.  The fair value of the options used to compute the compensation cost is estimated using the Black-Scholes option pricing model using the following assumptions:

Dividend Yield	None
Expected Volatility	203%
Risk Free Interest Rate	4%
Expected Holding Period	6 years

Unamortized costs under existing stock options agreements as of May 31, 2008 total $263,912 and will be amortized ratably 35 months subsequent to May 31, 2008.

Note 11.	FINANCIAL INSTRUMENTS

Greystone’s financial instruments consist principally of accounts payable, accrued liabilities and notes and mortgages payable.  Management estimates the fair value of the notes and mortgage payable based on expected cash flows and believes these fair values approximate carrying values at May 31, 2008 and 2007.

Note 12.	SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2008	2007
Non-cash activities:

Common stock issued in settlement of lease agreement	$—	$100,000
Debt in settlement of lease	—	519,060
Preferred dividend accrual	508,691	575,938
Purchase of equipment with debt	400,000	—
Supplemental information:
Interest paid	1,024,316	930,095
Taxes paid	—	—

Note 13.	OPERATING LEASE

Rental expense on operating lease totaled $-0- and $384,000 during 2008 and 2007, respectively.  The equipment operating lease is described further in Note 7, under the headings “Transactions with Paul Kruger, a significant stockholder.”

Note 14.	CONCENTRATIONS

Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits.  As of May 31, 2008, Greystone’s bank balances exceeded federally insured limits by $101,301.

For the fiscal year ended May 31, 2008 and 2007, two of Greystone’s customers accounted for approximately 75% and 85% of sales, respectively.

As of the fiscal year ended May 31, 2008, Greystone purchased 100% of its raw materials from Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Chairman and CEO.   However, the raw materials for Greystone’s products are readily available and may be purchased from other suppliers.

Note 15.	CONTINGENCIES

A court action was filed by William Hamilton dba WHACO and dba Greystone Bill Hamilton Trucking against GSM alleging damages in the amount of $104,390 for breach of contract involving provision of materials and services.  William Hamilton is an owner in Greystone Plastics, Inc. from whom GSM purchased certain manufacturing assets in 2003.  GSM has denied all allegations and has asserted a counterclaim arising from the sale of manufacturing assets by Greystone Plastics, Inc. to GSM.  Discovery is continuing in this action and a trial date has been set in February 2009.  GSM management cannot predict or guarantee the outcome of the action.

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to Greystone but which will only be resolved when one or more future events occur or fail to occur. Greystone’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against Greystone or unasserted claims that may result in such proceedings, Greystone’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in Greystone’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Note 16.	VARIABLE INTEREST ENTITY

Greystone Properties, L.L.C, which is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors, was created solely to own and lease one of the two buildings GSM occupies in Bettendorf, Iowa. An implicit variable interest exists given the related party nature of the lease. The lease terms are based on factors other than the lease’s market value; and the outstanding mortgage on the building is guaranteed by Greystone’s President and CEO.

The building, having a carrying value of $1,953,046 at May 31, 2008, serves as collateral for Greystone Properties’ debt.  The debt has a carrying value of $1,314,228 at May 31, 2008 and has no recourse to the general credit of Greystone.

Note 17.	RESTATEMENT OF 2007 FINANCIAL STATEMENTS

Greystone did not consolidate the accounts of Greystone Properties, as of May 31, 2007 and for the year then ended.  The 2007 financial statements have been restated to correct the error in the application of accounting principles.  Following is a summary of the adjustments that were made:

Property, plant and equipment, net	$1,916,198
Long-term debt	$1,359,902
Minority interest	$556,296
Cost of sales	$(142,990)
Interest expense	$86,461
Minority interest in income of consolidated subsidiary	$(56,529)