Form 10-Q
period 2008-08-31
GREYSTONE LOGISTICS, INC.
filed 2008-10-20
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	75-2954680 (I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma 74120

(Address of principal executive offices)     (Zip Code)

(918) 583-7441

(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    October 10, 2008 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2008	2008
Assets	(Unaudited)
Current Assets:
Cash	$573,160	$201,301
Accounts receivable	1,115,319	1,286,948
Inventory	671,286	899,485
Prepaid expenses	41,115	61,114
Total Current Assets	2,400,880	2,448,848

Property, Plant and Equipment, net of accumulated depreciation
of $3,929,499 and $3,061,073, respectively	8,853,310	8,878,716

Other Assets	113,308	118,440

Total Assets	$11,367,498	$11,446,004

Liabilities and Stockholders' Deficit

Current Liabilities:
Current portion of long-term debt	$8,831,209	$9,013,395
Advances payable - related party	1,204,482	1,231,499
Accounts payable and accrued expenses	1,558,774	1,138,735
Accounts payable and accrued expenses - related parties	2,236,476	2,490,080
Preferred dividends payable	1,701,471	1,597,499
Total Current Liabilities	15,532,412	15,471,208

Long-Term Debt, net of current portion	4,352,333	4,465,291
Deferred Income	64,000	80,000
Minority Interest	728,379	708,872

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
50,000 shares issued and outstanding, liquidation preference
of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,849,373	52,825,381
Accumulated deficit	(62,161,615)	(62,107,364)
Total Stockholders' Deficit	(9,309,626)	(9,279,367)

Total Liabilities and Stockholders' Deficit	$11,367,498	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,
	2008	2007

Sales	$4,173,057	$5,597,211

Cost of Sales	3,431,927	4,687,120

Gross Profit	741,130	910,091

General, selling and administration expenses	410,184	412,207

Operating Income	330,946	497,884

Other Income (Expense):
Other income	16,000	52,151
Interest expense	(296,980)	(354,993)
Total Other Expense	(280,980)	(302,842)

Income Attributable to Minority Interest	(245)	(18,438)

Net Income	49,721	176,604

Preferred Dividends	103,972	144,932

Net Income (Loss) Available to Common Stockholders	$(54,251)	$31,672

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	-	121,000
Diluted	26,111,000	26,182,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended August 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$49,721	$176,604
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	241,233	208,289
Stock-based compensation	23,992	-
Recognition of deferred income	(16,000)	(16,000)
Change in minority interest	19,507	(1,347)
Changes in receivables	171,629	(430,365)
Changes in inventory	228,199	31,861
Changes in prepaid expenses	19,999	31,651
Change in other assets	-	(5,680)
Changes in accounts payable and accrued expenses	104,083	187,026
Net cash provided by operating activities	842,363	182,039

Cash Flows from Investing Activities:
Purchase of property and equipment	(210,695)	(87,622)

Cash Flows from Financing Activities:
Payments on long-term debt and advances to related parties	(259,809)	(160,682)

Net Increase (Decrease) in Cash	371,859	(66,265)
Cash, beginning of period	201,301	340,334

Cash, end of period	$573,160	$274,069

Supplemental Data
Non-cash transactions:
Preferred dividend accrual	$103,972	$144,932
Interest paid	$203,724	$296,562

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.           In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2008, and the results of its operations and its cash flows for the three month periods ended August 31, 2008 and 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2008 and the notes thereto included in Greystone's Form 10-KSB.  The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $13,131,532, a stockholders' deficiency of $9,309,626 and its ability to obtain additional long term financing, if necessary, raises questions about Greystone’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.           The results of operations for the three month periods ended August 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

  In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  As shown in the following table, the number of shares for calculating the Basic and Diluted EPS is the same for the three month period ending August

31, 2008 due to the net loss to common shareholders, and the number of shares for calculating Basic and Diluted EPS for the three month period ending August 31, 2007 is:

	Three Months ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000
Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(129,000)
Net additional shares issuable	—	121,000
Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,182,000

4.           Inventory consists of the following:

	August 31,	May 31,
	2008	2008
	(Unaudited)

Raw materials	$413,286	$341,937
Finished goods	258,000	557,548
Total inventory	$671,286	$899,485

5.           Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Effective June 1, 2008, Greystone adopted SFAS 157 which does not have a material effect on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Effective June 1, 2008, Greystone adopted SFAS 159 which does not have a material effect on its consolidated financial statements and related disclosures.

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

6.           Effective May 31, 2008, Greystone corrected an error in the application of accounting principles as a result of failing to consolidate Greystone Properties, LLC, a variable interest entity.  As a result, the consolidated statement of operations for the three month period ended August 31, 2007 did not include the operations of Greystone Properties, LLC.  Accordingly, the fiscal year 2008 statement of operations has been restated to correct the error as noted in the following summary of the adjustments that were made:

Cost of sales	$(39,363)

Interest expense	20,925

Minority interest in income of consolidated subsidiary	18,438

7.           A court action was filed by William Hamilton dba WHACO and dba Greystone Bill Hamilton Trucking against GSM alleging damages in the amount of $104,390 for breach of contract involving provision of materials and services.  William Hamilton is an owner in Greystone Plastics, Inc. from whom GSM purchased certain manufacturing assets in 2003.  GSM has denied all allegations and has asserted a counterclaim arising from the sale of manufacturing assets by Greystone Plastics, Inc. to GSM.  Discovery is continuing in this action and a trial date has been set in February 2009.  GSM management cannot predict or guarantee the outcome of the action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited  consolidated statements include Greystone Logistics, Inc., or Greystone, and its wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP and variable interest, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated.

Greystone has incurred significant losses from operations, and there is no assurance that it will continue to achieve profitability or obtain funds necessary to finance its operations.

References to fiscal year 2009 refer to the three month period ended August 31, 2008.  References to fiscal year 2008 refer to the three month period ended August 31, 2007.

Sales

Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP.  In addition, Greystone sells its excess recycled resin in pelletized and ground form.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

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

 Personnel

Greystone had approximately 85 full-time employees as of August 31, 2008 and 2007.

Taxes

For all years presented, Greystone's effective tax rate is 0%.  Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statements of operations and a deferred asset on the balance sheet.  However, because of the current uncertainty as to Greystone's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statement of operations.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2008, Greystone had no unrecognized tax.

Three Month Period Ended August 31, 2008 Compared to Three Month Period Ended August 31, 2007

Sales for fiscal year 2009 were $4,173,057 compared to $5,597,211 in fiscal year 2008, for a decrease of $1,424,154. The decrease is due to a combining of two of its large brewery customers; sales to these customers is expected to increase during the second and third quarters of fiscal 2009.

Cost of sales in fiscal year 2009 was $3,431,927, or 82% of sales, compared to $4,687,120, or 84% of sales, in fiscal year 2008.  The improvement in the ratio of cost of sales to sales is due primarily to increases in sales prices.

Interest expense decreased $58,013 from $354,993 in fiscal year 2008 to $296,980 in fiscal year 2009.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 5% during the three month period ended August 31, 2008 compared to 8.25% during the three month period ended August 31, 2007.

Greystone reported net income of $49,721 in fiscal year 2009 compared to net income of $176,604 in fiscal year 2008 for the reasons discussed above.

After deducting preferred dividends, the net loss available to common shareholders was $(54,251), or $0.00 per share, in fiscal year 2009 compared to a net income available to common shareholders of $31,672, or $0.00 per share, in fiscal year 2008 for the reasons discussed above.

Liquidity and Capital Resources

Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable and scheduled payments of interest on outstanding indebtedness.  Greystone is currently generating positive cash flows from its operations but continues to be dependent on outside sources of cash to fund its contractual obligations and capital needs.

A summary of cash flows for the three months ended August 31, 2008 is as follows:

Cash provided by operating activities	$842,363

Cash used in investing activities	(210,695)

Cash used in financing activities	(259,809)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$13,183,542	$8,831,209	$1,839,855	$625,249	$1,887,229

           To provide for the additional cash that might be necessary to meet Greystone's contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

Greystone has accumulated a working capital deficit of approximately $13,131,532 at August 31, 2008, which includes current portion of long-term debt of $8,831,209 and $3,795,250 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing or continue to achieve profitability.

Substantially all of the financing that Greystone has received through August 31, 2008, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-KSB for the fiscal year ended May 31, 2008, which was filed on September 15, 2008.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this Current Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation as of May 31, 2008, Greystone's Chief Executive Officer and Chief Financial Officer identified three material weaknesses.  As a result of these three material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of August 31, 2008.

First, Greystone has not employed individuals with the necessary accounting knowledge to identify and implement recently issued accounting standards. Until this material weakness is corrected, material misstatements in the financial statements could remain undetected.

Second, Greystone did not maintain proper records to ensure proper cut-off of inventory and accounts payable at August 31, 2008 specifically with its primary supplier Yorktown.  In addition, labor and overhead rates are not calculated and updated as necessary to ensure proper valuation of finished goods inventory.  Not ensuring inventory and accounts payable are properly cut-off at period end and not ensuring appropriate labor and overhead rates are applied to finished goods inventory resulted in adjustments to Greystone’s May 31, 2008 financial statements.

Third, Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

During the quarter ended August 31, 2008, there was no change in Greystone's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

11.1	Computation of Income (Loss) per Share is in Note 3 in the Notes to the financial statements.

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

GREYSTONE LOGISTICS, INC. (Registrant)

Date: October 20, 2008	By:	/s/ Warren F. Kruger
President and Chief Executive Officer