Form 10KSB/A
period 2008-05-31
GREYSTONE LOGISTICS, INC.
filed 2009-01-14
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 1

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

2

 Explanatory Note

This Form 10-KSB/A is being filed by Greystone Logistics, Inc. (the “Company”), as Amendment No. 1, to the Company’s Annual Report on Form 10-KSB for the period ended May 31, 2008, for the sole purpose of correcting the officers certifications attached hereto as Exhibits 31.1 and 31.2, which did not include certain introductory language to paragraph 4 when originally filed. The information contained herein has not been updated to reflect events or developments that may have occurred subsequent to May 31, 2008.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC. (Registrant)

Date: 01/14/09	By:	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief
Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 01/14/09	By:	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief
Executive Officer

Date: 01/14/09	By:	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: 01/14/09	By:	/s/ Robert H. Nelson
Robert H. Nelson, Chief Financial Officer

4