Form 10-Q/A
period 2008-08-31
GREYSTONE LOGISTICS, INC.
filed 2009-01-14
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment No. 1

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

(Registrant’s telephone number)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 10, 2008 - 26,111,201

Explanatory Note

This Form 10-Q/A is being filed by Greystone Logistics, Inc. (the “Company”), as Amendment No. 1, to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008, for the sole purpose of correcting the officers certifications attached hereto as Exhibits 31.1 and 31.2, which did not include certain introductory language to paragraph 4 when originally filed. The information contained herein has not been updated to reflect events or developments that may have occurred subsequent to August 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

GREYSTONE LOGISTICS, INC. (Registrant)

Date: January 14, 2009	By:	/s/ Warren F. Kruger
President and Chief Executive Officer