Form 10-Q
period 2008-11-30
GREYSTONE LOGISTICS, INC.
filed 2009-01-20
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	75-2954680 (I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:     January 12, 2009 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
Assets	2008	2008
	(Unaudited)
Current Assets:
Cash	$381,577	$201,301
Accounts receivable	847,316	1,286,948
Inventory	1,508,413	899,485
Prepaid expenses and other	121,853	61,114
Total Current Assets	2,859,159	2,448,848

Property, Plant and Equipment,
net of accumulated depreciation of $4,169,090 and $3,693,398
at November 30, 2008 and May 31, 2008, respectively	8,625,177	8,878,716

Other Assets	109,915	118,440

Total Assets	$11,594,251	$11,446,004

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Current portion of long-term debt	$4,604,996	$9,013,395
Advances payable - related party	1,031,894	1,231,499
Accounts payable and accrued expenses	1,364,677	1,138,735
Accounts payable and accrued expenses - related parties	2,569,261	2,490,080
Preferred dividends payable	1,795,958	1,597,499
Total Current Liabilities	11,366,786	15,471,208

Long-Term Debt, net of current portion	8,591,327	4,465,291
Deferred Income	48,000	80,000
Minority Interest	748,064	708,872

Stockholders’ Deficiency:
Preferred stock, $0.0001 par value, 20,750,000 shares
authorized, 50,000 shares issued and outstanding,	5	5
liquidation preference of $5,000,000
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,873,365	52,825,381
Accumulated deficit	(62,035,907)	(62,107,364)
Total Stockholders’ Deficiency	(9,159,926)	(9,279,367)

Total Liabilities and Stockholders’ Deficiency	$11,594,251	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended November 30,
	2008	2007

Sales	$8,193,974	$10,843,275

Cost of Sales	6,650,517	8,953,073

Gross Profit	1,543,457	1,890,202

General, Selling and Administration Expenses	877,134	780,358

Operating Income	666,323	1,109,844

Other Income (Expense):
Other income	165,015	68,151
Interest expense	(541,512)	(668,985)
Total Other Expense	(376,497)	(600,834)

Income Attributable to Minority Interest	(19,910)	(36,840)

Net Income	269,916	472,170

Preferred Dividends	198,459	283,040

Net Income Available to Common Stockholders	$71,457	$189,130

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.00	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	—	94,000
Diluted	26,111,000	26,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$269,916	$472,170
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	484,217	351,697
Stock based compensation	47,984	—
Recognition of deferred income	(32,000)	(32,000)
Change in minority interest	39,192	36,840
Changes in accounts receivable	439,632	(647,895)
Changes in inventory	(608,928)	(260,422)
Changes in prepaid expenses and other	(60,739)	5,271
Changes in accounts payable and accrued expenses	178,816	587,792
Net cash provided by operating activities	758,090	513,453

Cash Flows from Investing Activities:
Purchase of property and equipment	(222,153)	(144,512)

Cash Flows from Financing Activities:
Proceeds from notes payable	280,580	—
Payments on notes payable	(436,636)	(443,993)
Payments on advances payable	(199,605)	—
Net cash used in financing activities	(355,661)	(443,993)

Net Increase (Decrease) in Cash	180,276	(75,052)
Cash, beginning of period	201,301	340,334

Cash, end of period	$381,577	$265,282

Noncash activities:
Preferred dividend accrual	$198,459	$283,040
Supplemental Information:
Interest paid	$468,004	$549,835

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.           In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2008, and the results of its operations and its cash flows for the six month periods ended November 30, 2008 and 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2008 and the notes thereto included in Greystone’s Form 10-KSB.  The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $8,435,627, a stockholders’ deficiency of $9,159,926 and its ability to obtain additional long term financing, if necessary, raises questions about Greystone’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.           The results of operations for the six month periods ended November 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

3.           Greystone calculates and discloses earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Greystone.

  In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The following table presents the calculation of number of shares for Basic and Diluted EPS:

	Six Months ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000

Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(156,000)
Net additional shares issuable	—	94,000

Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,155,000

4.        Inventory consists of the following:

	November 30,	May 31,
	2008	2007
	(Unaudited)
Raw materials	$800,689	$341,937
Finished goods	707,724	557,548

Total inventory	$1,508,413	$899,485

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

6.           Effective May 31, 2008, Greystone corrected an error in the application of accounting principles as a result of failing to consolidate Greystone Properties, LLC, a variable interest entity.  As a result, the consolidated statement of income for the six month period ended November 30, 2007 did not include the operations of Greystone Properties, LLC.  Accordingly, the line items of the statements of income that have been restated to correct the error are noted in the following table:

	As Restated	As Originally Filed
Six Months Ended November 30, 2007:
Cost of sales	$8,953,073	$9,031,763
Gross profit	1,890,202	1,811,512
Operating income	1,109,844	1,031,154
Interest expense	(668,985)	(627,135)
Total other expense	(600,834)	(558,984)
Income attributable to minority interest	(36,840)	—

7.  Greystone’s sales agreements to customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone’s previously reported two major customers have been combined into one company.  Greystone’s agreements with this major customer either provide that (1) risk of loss or damages for product in transit remain with Greystone or (2) are subject to approval at buyer’s premises.  Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

For sales to all customers, cost of goods sold is recognized when the related revenue is recognized.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited  consolidated statements include Greystone Logistics, Inc., or Greystone, and its two wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated.

Greystone has incurred significant losses from operations in previous years, and there is no assurance that it will continue to achieve profitability or obtain funds necessary to finance its operations in the future.

References to fiscal year 2009 refer to the six month period ended November 30, 2008.  References to fiscal year 2008 refer to the six month period ended November 30, 2007.

Sales

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

In addition, in July 2006, Greystone launched a beta test program involving the lease of a small pool of recycled plastic pallets by Greystone to a customer to be utilized by the customer to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement with the customer, Greystone delivers and tracks throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the customer’s product.  The pallets stay in a closed loop environment and are continually sent back for reuse.  If a pallet is damaged, Greystone grinds the pallet and reutilizes the resin.

 Personnel

Greystone had approximately 85 and 75, respectively, full-time employees as of November 30, 2008 and 2007.

Taxes

For all years presented, Greystone’s effective tax rate is 0%.  Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statements of income and a deferred asset on the balance sheet.  However, because of the current uncertainty as to Greystone’s ability to sustain profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of income.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2008, Greystone had no unrecognized tax.

Six Month Period Ended November 30, 2008 Compared to Six Month Period Ended November 30, 2007

Sales for fiscal year 2009 were $8,193,974 compared to $10,843,275 in fiscal year 2008, for a decrease of $2,649,301.  Sales to Greystone’s major customer(s) accounted for  79% and 86% of total sales for fiscal years 2009 and 2008, respectively. The decrease is primarily due to a temporary delay in deliveries due to a merger of its two large brewery customers.  Sales to this customer are expected to increase during the third quarter of fiscal 2009.  Sales of regrind plastic material were 7% of total sales in fiscal year 2009.  There were no sales of regrind plastic material in fiscal year 2008.

Cost of sales in fiscal year 2009 was $6,653,517, or 81% of sales, compared to $8,953,073, or 83% of sales, in fiscal year 2008.  The improvement in the ratio of cost of sales to sales is due to decreases in the cost of raw material.

General, selling and administrative expenses increased $96,776 from $780,358 in fiscal year 2008 to $877,134 in fiscal year 2009.  The increase is primarily due to stock compensation costs of $47,984 in fiscal year 2009.

Interest expense decreased $127,473 from $668,985 in fiscal year 2008 to $541,512 in fiscal year 2009.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 4.8% during the six month period ended November 30, 2008 compared to 8.0% during the six month period ended November 30, 2007.

Preferred dividends decreased $84,581 from $283,040 in fiscal year 2008 to $198,459 in fiscal year 2009.  The rate for preferred dividends on preferred stock is 3.25% above the prime rate of interest. As discussed in the preceding paragraph, the decrease is due to the decline in the prime rate of interest.

Greystone reported net income of $269,916 in fiscal year 2009 compared to net income of $472,170 in fiscal year 2008 for the reasons discussed above.

After deducting preferred dividends, the net income available to common stockholders was $71,457, or $0.00 per share, in fiscal year 2009 compared to $189,130, or $0.01 per share, in fiscal year 2008 for the reasons discussed above.

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

A summary of cash flows for the six months ended November 30, 2008 is as follows:

Cash provided by operating activities	$758,090

Cash used in investing activities	(222,153)

Cash used in financing activities	(355,661)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$13,196,323	$4,604,996	$2,279,775	$1,109,758	$5,201,794

To provide for the additional cash that might be necessary to meet Greystone’s contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

Greystone has accumulated a working capital deficit of approximately $8,507,627 at November 30, 2008, which includes current portion of long-term debt of $4,604,996 and $3,933,938 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing or continue to achieve profitability.

In December 2008, F&M Bank and Trust Company approved a renewal of Greystone’s note payable in the amount of $4,783,963 and $4,575,050 at May 31, 2008 and November 30, 2008, respectively, for a term of five years with an interest rate of the prime rate of interest plus 1% and a monthly amortization of approximately $60,000 per month.

Substantially all of the financing that Greystone has received through November 30, 2008, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that they will continue to do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-KSB for the fiscal year ended May 31, 2008, which was filed on September 15, 2008.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures

As of the end of the period covered by this Current Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation as of May 31, 2008, Greystone’s Chief Executive Officer and Chief Financial Officer identified three material weaknesses, which are discussed below.  As a result of these three material weaknesses and the fact that Greystone is still in the process of addressing such weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of November 30, 2008.

First, Greystone has not employed individuals with the necessary accounting knowledge to identify and implement recently issued accounting standards. Until this material weakness is corrected, material misstatements in the financial statements could remain undetected.

Second, Greystone did not maintain proper records to ensure proper cut-off of inventory and accounts payable specifically with its primary supplier, Yorktown.  In addition, labor and overhead rates are not calculated and updated as necessary to ensure proper valuation of finished goods inventory.  Not ensuring inventory and accounts payable are properly cut-off at period end and not ensuring appropriate labor and overhead rates are applied to finished goods inventory resulted in adjustments to Greystone’s May 31, 2008 financial statements.

Third, Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

During the quarter ended November 30, 2008, there was no change in Greystone’s internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

William Hamilton d/b/a WHACO, also d/b/a Greystone Bill Hamilton Trucking Company v. Greystone Manufacturing, LLC, Law No. 107023, Iowa District Court for Scott County.  Subsequent to the quarter ended November 30, 2008, Greystone entered into a settlement agreement with William Hamilton, pursuant to which Greystone agreed to pay $72,000 in exchange for a complete release of all claims against Greystone and its subsidiary, Greystone Manufacturing, LLC, with $15,000 of the settlement payment being paid immediately and the remaining $57,000 being paid in 11 equal monthly installments. This settlement was recorded in cost of sales at November 30, 2008 as the case related primarily to freight charges.

Item 6.    Exhibits

11.1	Computation of Income per Share is in Note 3 in the Notes to the financial statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 20, 2009	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer