Form 10-Q/A
period 2008-11-30
GREYSTONE LOGISTICS, INC.
filed 2009-02-10
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

1613 East 15th Street, Tulsa, Oklahoma	74120
(Address of principal executive offices)	(Zip Code)

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

This Form 10-Q/A is being filed by Greystone Logistics, Inc. (the “Company”), as Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008.  The Company is filing this Form 10-Q/A for the purpose of including income statements for the three month periods ended November 30, 2008 and 2007, as these items were not included when the Form 10-Q was originally filed.  In addition, the Company is filing this Form 10-Q/A in order to revise the MD&A to cover the three month period ended November 30, 2008 and in order to make a few nonsubstantive changes to the Form 10-Q as originally filed.  The information contained herein has not been updated to reflect events or developments that may have occurred subsequent to November 30, 2008.

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets
as of November 30, 2008 (Unaudited) and May 31, 2008	1
Consolidated Statements of Income (Unaudited)
For the Six Month Periods Ended November 30, 2008 and 2007	2

Consolidated Statements of Income (Unaudited)
For the Three Month Periods Ended November 30, 2008 and 2007	3

Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended November 30, 2008 and 2007	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

SIGNATURES	15

ITEM 1.  FINANCIAL STATEMENTS

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2008	2008
Assets	(Unaudited)
Current Assets:
Cash	$381,577	$201,301
Accounts receivable	847,316	1,286,948
Inventory	1,508,413	899,485
Prepaid expenses and other	121,853	61,114
Total Current Assets	2,859,159	2,448,848

Property, Plant and Equipment,
net of accumulated depreciation of $4,169,090 and $3,693,398
at November 30, 2008 and May 31, 2008, respectively	8,625,177	8,878,716

Other Assets	109,915	118,440

Total Assets	$11,594,251	$11,446,004

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Current portion of long-term debt	$4,604,996	$9,013,395
Advances payable - related party	1,031,894	1,231,499
Accounts payable and accrued expenses	1,902,513	1,138,735
Accounts payable and accrued expenses - related parties	1,959,425	2,490,080
Preferred dividends payable	1,795,958	1,597,499
Total Current Liabilities	11,294,786	15,471,208

Long-Term Debt, net of current portion	8,591,327	4,465,291
Deferred Income	48,000	80,000
Minority Interest	748,064	708,872

Stockholders’ Deficiency:
Preferred stock, $0.0001 par value, 20,750,000 shares
authorized, 50,000 shares issued and outstanding,	5	5
liquidation preference of $5,000,000
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,873,365	52,825,381
Accumulated deficit	(61,963,907)	(62,107,364)
Total Stockholders’ Deficiency	(9,087,926)	(9,279,367)

Total Liabilities and Stockholders’ Deficiency	$11,594,251	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended November 30,
	2008	2007

Sales	$8,193,974	$10,843,275

Cost of Sales	6,650,517	8,953,073

Gross Profit	1,543,457	1,890,202

General, Selling and Administration Expenses	877,134	780,358

Operating Income	666,323	1,109,844

Other Income (Expense):
Other income	165,015	68,151
Interest expense	(541,512)	(668,985)
Total Other Expense	(376,497)	(600,834)

Income Attributable to Minority Interest	(19,910)	(36,840)

Net Income	269,916	472,170

Preferred Dividends	198,459	283,040

Net Income Available to Common Stockholders	$71,457	$189,130

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.00	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	-	94,000
Diluted	26,111,000	26,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended November 30,
	2008	2007

Sales	$4,020,917	$5,246,064

Cost of Sales	3,218,590	4,265,935

Gross Profit	802,327	980,129

General, Selling and Administration Expenses	466,950	368,151

Operating Income	335,377	611,978

Other Income (Expense):
Other income	149,015	16,000
Interest expense	(244,532)	(313,992)
Total Other Expense	(95,517)	(297,992)

Income Attributable to Minority Interest	(19,665)	(18,420)

Net Income	220,195	295,566

Preferred Dividends	94,487	138,108

Net Income Available to Common Stockholders	$125,708	$157,458

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.00	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	-	49,000
Diluted	26,111,000	26,110,000

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

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2008, and the results of its operations and its cash flows for the six month and three month periods ended November 30, 2008 and 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2008 and the notes thereto included in Greystone’s Form 10-KSB.  The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $8,435,627 a stockholders’ deficiency of $9,087,926 and its ability to obtain additional long term financing, if necessary, raises questions about Greystone’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.     The results of operations for the six month and three month periods ended November 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

	Six Months ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000
Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(156,000)
Net additional shares issuable	—	94,000
Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,155,000

	Three Months ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000
Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(201,000)
Net additional shares issuable	—	49,000
Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,110,000

4.      Inventory consists of the following:

	November 30,	May 31,
	2008	2008
	(Unaudited)

Raw materials	$800,689	$341,937
Finished goods	707,724	557,548
Total inventory	$1,508,413	$899,485

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

6.      Effective May 31, 2008, Greystone corrected an error in the application of accounting principles as a result of failing to consolidate Greystone Properties, LLC, a variable interest entity.  As a result, the consolidated statements of income for the six and three month periods ended November 30, 2007 did not include the operations of Greystone Properties, LLC.  Accordingly, the statements of income for the periods ended November 30, 2007 have been restated to correct the error are noted in the following table:

	As Restated	As Originally Filed	Net Change
Six Months Ended November 30, 2007:
Sales	$10,843,275	$10,843,275	$—
Cost of sales	8,953,073	9,031,763	(78,690)
Gross profit	1,890,202	1,811,512	78,690
General and administrative expenses	780,358	780,358	—
Operating income	1,109,844	1,031,154	78,690
Other income (expenses) -
Other income	68,151	68,151	—
Interest expense	(668,985)	(627,135)	(41,850)
Total other expense	(600,834)	(558,984)	(41,850)
Income attributable to minority interest	(36,840)	—	(36,840)
Net income	472,170	472,170	—
Preferred dividends	283,040	283,040	—
Net income available to common
stockholders	$189,130	$189,130	$—
Per share of common stock – Basic and Diluted	$0.01	$0.01	$—

Three Months Ended November 30, 2007:
Sales	$5,246,064	$5,246,064	$—
Cost of sales	4,265,935	4,305,280	(39,345)
Gross profit	980,129	940,784	(39,345)
General and administrative expenses	368,151	368,151	—
Operating income	611,978	572,633	39,345
Other income (expenses) -
Other income	16,000	16,000	—
Interest expense	(313,992)	(293,067)	(20,925)
Total other expense	(297,992)	(277,067)	(20,925)
Income attributable to minority interest	(18,420)	—	(18,420)
Net income	295,566	295,566	—
Preferred dividends	138,108	138,108	—
Net income available to common
stockholders	$157,458	$157,458	$—
Per share of common stock – Basic and Diluted	$0.01	$0.01	$—

The balance sheet as of November 30, 2007 was restated as a result of the consolidation of Greystone Properties, LLC, as follows:

	As Restated	As Originally Filed	Net Change
ASSETS
Current Assets	$2,476,396	$2,476,396	$—
Property, Plant & Equipment	8,751,564	6,860,406	1,891,158
Other Assets	129,122	129,122	—
Total Assets	$11,357,082	$9,465,924	$1,891,158

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current Liabilities	$14,916,504	$14,984,787	$(68,283)
Long-Term Debt	5,317,214	4,027,263	1,289,951
Minority Interest	669,490	—	669,490
Deferred Income	96,000	96,000	—
Stockholders’ Deficiency	(9,642,126)	(9,642,126)	—
Total Liabilities and Stockholders’
Deficiency	$11,357,082	$9,465,924	$1,891,158

Greystone Properties, LLC (“Properties”), is wholly-owned by the two Directors of Greystone. Greystone has no equity interest in Properties.  Properties owns and leases to Greystone a warehouse located in Bettendorf, Iowa which is adjacent to Greystone’s existing plant.  Properties is a variable interest entity as defined under the Financial Accounting Standards Board “Financial Interpretation No. 46.”

As reflected in the tables above for the six month and three month periods ended November 30, 2007, the impact of the consolidation of Properties does not affect net income or net income available to stockholders. The effect of the consolidation on the restated statements of income is (1) the elimination of rents paid to Properties offset by the addition of depreciation and property taxes in the cost of sales in the net amounts of $78,690 and $39,345, (2) the addition of interest expense from a mortgage on the building owned by Properties in the amounts of $41,850 and $20,925, and (3) the recognition of the income of Properties as being totally attributable to the minority interest in the amounts of $36,840 and $18,420, all for the six month and three month periods ended November 30, 2007, respectively.

The effect on the restated balance sheet is (1) the addition of the building net of accumulated depreciation in the amount of $1,289,951, (2) an adjustment to current liabilities to recognize the current portion of long-term debt of Properties in the amount of $47,115 offset by the elimination of an account payable of $115,398 to Properties as recorded on Greystone’s accounts, (3) the addition of the long-term portion of the mortgage payable by Properties in the amount of $1,289,951, and (4) the recognition of the equity of Properties held by the minority interest in the amount of $669,490.

7.     Greystone’s sales agreements to customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone’s previously reported two major customers have been combined into one company.  Greystone’s agreements with this major customer either provide that (1) risk of loss or damages for product in transit remain with Greystone or (2) acceptance of product shipped is subject to approval at buyer’s premises.  Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

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

References to fiscal year 2009 refer to the six month and three month periods ended November 30, 2008.  References to fiscal year 2008 refer to the six month and three month periods ended November 30, 2007.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2008, Greystone had no unrecognized tax benefits.

Six Month Period Ended November 30, 2008 Compared to Six Month Period Ended November 30, 2007

Sales for fiscal year 2009 were $8,193,974 compared to $10,843,275 in fiscal year 2008, for a decrease of $2,649,301.  Sales to Greystone’s major customer(s) accounted for 79% and 86% of total sales for fiscal years 2009 and 2008, respectively. The decrease is primarily due to a delay in deliveries due to a merger of its two large brewery customers.  Sales to this customer are expected to increase during the third quarter of fiscal 2009.  Sales of recycled resin material were 7% of total sales in fiscal year 2009.  There were no sales of recycled resin material in fiscal year 2008.

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

Three Month Period Ended November 30, 2008 Compared to Three Month Period Ended November 30, 2007

Sales for fiscal year 2009 were $4,020,917 compared to $5,246,064 in fiscal year 2008, for a decrease of $1,225,147. Sales to Greystone’s major customer(s) accounted for  76% and 84% of total sales for fiscal years 2009 and 2008, respectively. The decrease is primarily due to a delay in deliveries due to a merger of its two large brewery customers.  Sales to this customer are expected to increase during the third quarter of fiscal 2009.  Sales of recycled resin material were 7% of total sales in fiscal year 2009.  There were no sales of recycled resin material in fiscal year 2008.

Cost of sales in fiscal year 2009 was $3,218,590, or 80% of sales, compared to $4,265,935, or 81% of sales, in fiscal year 2008.  The improvement in the cost of sales to sales is due to decreases in the cost of raw material.

General, selling and administrative expenses increased $98,799 from $368,151 in fiscal year 2008 to $466,950 in fiscal year 2009.  The increase is primarily due to stock compensation costs of $23,992 and an increase of $36,434 in professional fees in fiscal year 2009.

            Interest expense decreased $69,460 from $313,992 in fiscal year 2008 to $244,532 in fiscal year 2009.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 5% during the three month period ended November 30, 2008 compared to 8.25% during the three month period ended November 30, 2007.

Preferred dividends decreased $43,621 from $138,108 in fiscal year 2008 to $94,487 in fiscal year 2009.  The rate for preferred dividends on preferred stock is 3.25% above the prime rate of interest. As discussed in the preceding paragraph, the decrease is due to the decline in the prime rate of interest.

Greystone reported net income of $220,195 in fiscal year 2009 compared to net income of $295,566 in fiscal year 2008 for the reasons discussed above.

After deducting preferred dividends, the net income available to common stockholders was $125,708, or $0.00 per share, in fiscal year 2009 compared to $157,458, or $0.01 per share, in fiscal year 2008 for the reasons discussed above.

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

Greystone has accumulated a working capital deficit of $8,435,627 at November 30, 2008, which includes current portion of long-term debt of $4,604,996 and $3,921,938 in accounts payable and accrued liabilities. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing or continue to achieve profitability.

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

GREYSTONE LOGISTICS, INC. (Registrant)

Date: February 10, 2009	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer