Form 10-Q
period 2009-02-28
GREYSTONE LOGISTICS, INC.
filed 2009-04-20
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number         000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15thStreet, Tulsa, Oklahoma 74120

(Address of principal executive offices)     (Zip Code)

(918) 583-7441

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:      April 12, 2009 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 28, 2009

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets
as of February 28, 2009 (Unaudited) and May 31, 2008	1

Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended February 28, 2009 and February 29, 2008	2

Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended February 28, 2009 and February 29, 2008	3

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended February 28, 2009 and February 29, 2008	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	16

SIGNATURE	17

ITEM 1.  FINANCIAL STATEMENTS

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
	February 28,	May 31,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash	$300,978	$201,301
Accounts receivable	693,858	1,286,948
Inventory	1,089,091	899,485
Prepaid expenses and other	57,357	61,114
Total Current Assets	2,141,284	2,448,848

Property, Plant and Equipment,
net of accumulated depreciation of $4,411,238 and $3,693,398
at February 28, 2009 and May 31, 2008, respectively	8,455,135	8,878,716

Other Assets	106,843	118,440

Total Assets	$10,703,262	$11,446,004

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Current portion of long-term debt	$3,127,217	$9,013,395
Advances payable - related party	1,100,228	1,231,499
Accounts payable and accrued expenses	1,211,190	1,138,735
Accounts payable and accrued expenses - related parties	2,064,403	2,490,080
Preferred dividends payable	1,876,095	1,597,499
Total Current Liabilities	9,379,133	15,471,208

Long-Term Debt, net of current portion	9,869,228	4,465,291
Deferred Income	32,000	80,000
Minority Interest	767,955	708,872

Stockholders’ Deficiency:
Preferred stock, $0.0001 par value, 20,750,000 shares
authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,897,357	52,825,381
Accumulated deficit	(62,245,027)	(62,107,364)
Total Stockholders’ Deficiency	(9,345,054)	(9,279,367)

Total Liabilities and Stockholders’ Deficiency	$10,703,262	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended February 28/29,
	2009	2008

Sales	$12,118,476	$16,270,703

Cost of Sales	10,043,569	13,464,310

Gross Profit	2,074,907	2,806,393

General, Selling and Administration Expenses	1,328,565	1,184,601

Operating Income	746,342	1,621,792

Other Income (Expense):
Other income	181,015	110,576
Interest expense	(746,623)	(992,832)
Total Other Expense, net	(565,608)	(882,256)

Income Attributable to Minority Interest	(39,801)	(54,989)

Net Income	140,933	684,547

Preferred Dividends	278,596	403,656

Net Income (Loss) Available to Common Stockholders	$(137,663)	$280,891

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	—	100,000
Diluted	26,111,000	26,161,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28/29,
	2009	2008
Sales	$3,924,502	$5,427,428

Cost of Sales	3,393,052	4,511,235

Gross Profit	531,450	916,193

General, Selling and Administration Expenses	451,431	404,243

Operating Income	80,019	511,950

Other Income (Expense):
Other income	16,000	42,425
Interest expense	(205,111)	(323,579)
Total Other Expense, net	(189,111)	(281,154)

Income Attributable to Minority Interest	(19,891)	(18,419)

Net Income (Loss)	(128,983)	212,377

Preferred Dividends	80,137	120,616

Net Income (Loss) Available to Common Stockholders	$(209,120)	$91,761

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$0.00

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,061,000
Dilutive effect of warrants outstanding	—	106,000
Diluted	26,111,000	26,167,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28/29,
	2009	2008

Cash Flows from Operating Activities:
Net income	$140,933	$684,547
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	726,457	626,841
Stock based compensation	71,976	—
Recognition of deferred income	(48,000)	(48,000)
Change in minority interest	59,083	54,989
Changes in accounts receivable	593,090	(533,832)
Changes in inventory	(189,606)	(198,305)
Changes in prepaid expenses and other	6,737	(10,638)
Changes in accounts payable and accrued expenses	(479,529)	304,059
Net cash provided by operating activities	881,141	879,661

Cash Flows from Investing Activities:
Purchase of property and equipment	(294,259)	(286,661)

Cash Flows from Financing Activities:
Proceeds from notes payable	376,092	70,050
Payments on notes payable	(732,026)	(645,287)
Payments on advances payable	(131,271)	—
Net cash used in financing activities	(487,205)	(575,237)

Net Increase in Cash	99,677	17,763
Cash, beginning of period	201,301	340,334

Cash, end of period	$300,978	$358,097

Noncash activities:
Preferred dividend accrual	$278,596	$403,656
Supplemental Information:
Interest paid	$609,602	$748,760

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.    The unaudited consolidated financial statements include Greystone Logistics, Inc., or Greystone, and its wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP, and variable interest entity, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated. In the opinion of Greystone, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly Greystone’s financial position as of February 28, 2009, and the results of their operations and their cash flows for the nine month and three month periods ended February 28, 2009 and February 29, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended May 31, 2008 and the notes thereto included in Greystone’s Form 10-KSB.

The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $7,237,849, a stockholders’ deficiency of $9,345,054 and its ability to obtain additional long-term financing, if necessary, raises questions about Greystone’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.    The results of operations for the nine month and three month periods ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the results to be expected for the full year.

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

	Nine Months ended February 28/29,
	2009	2008
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000
Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(150,000)
Net additional shares issuable	—	100,000
Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,161,000

	Three Months ended February 28/29,
	2009	2008
	(Unaudited)	(Unaudited)
Basic:
Weighted average common shares outstanding	26,111,000	26,061,000
Dilutive effect:
Assumed exercise of warrants	—	250,000
Application of assumed proceeds toward
repurchase of treasury stock	—	(144,000)
Net additional shares issuable	—	106,000
Adjusted common shares outstanding for computing dilutive EPS	26,111,000	26,167,000

4.    Inventory consists of the following:

	February 28,	May 31,
	2009	2008
	(Unaudited)

Raw materials	$396,729	$341,937
Finished goods	692,362	557,548
Total inventory	$1,089,091	$899,485

5.    Effective February 16, 2009, F&M Bank and Trust Company (“F&M”) renewed the working capital note and the term note with Greystone in the amounts of $1,617,460 and $4,783,963, respectively, at May 31, 2008. The working capital note was renewed in the amount of $1,500,000 at the prime rate of interest but not less than 4.5%, with monthly payments of interest only and a maturity date of May 15, 2010. The term note was renewed for $4,922,298 at the prime rate of interest but not less than 4.5% with monthly installments of principal and interest of $60,577 and a maturity date of May 15, 2010.  F&M advanced under the working capital loan an additional $258,000 to Greystone during fiscal year 2009 and, upon the renewal, transferred $400,000 from the working capital loan to the term loan.

6.    Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed until January 1, 2009, the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.   In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. Effective June 1, 2008, Greystone adopted SFAS 157 which does not have a material effect on its consolidated financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for Greystone in fiscal years beginning after December 15, 2008.  Greystone does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements and related disclosures, except for the presentation of non-controlling interests in the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FASB Staff Position No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Greystone does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements and related disclosures.

In April 2009, the FASB issued FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt the it for the interim and annual periods ending after March 15, 2009. Greystone does not expect the adoption of FSP 107-1 to have a material effect on its consolidated financial statements and related disclosures.

7.           Effective May 31, 2008, Greystone corrected an error in the application of accounting principles as a result of failing to consolidate Greystone Properties, LLC, a variable interest entity.  As a result, the consolidated statements of operations for the nine and three month periods ended February 29, 2008 did not include the operations of Greystone Properties, LLC.  Accordingly, the line items of the statements of operations that have been restated to correct the error are noted in the following table:

	As Restated	As Originally Filed
Nine Months Ended February 29, 2008:
Sales	$16,270,703	$16,270,703
Cost of sales	13,464,310	13,582,342
Gross profit	2,806,393	2,688,361
Operating income	1,621,792	1,503,760
Interest expense	(992,832)	(929,789)
Total other expense	(882,256)	(819,213)
Income attributable to minority interest	(54,989)	—
Net income	684,547	684,547
Net income available to common stockholders	$280,891	$280,891

Three Months Ended February 29, 2008:
Sales	$5,427,428	$5,427,428
Cost of sales	4,511,235	4,550,579
Gross profit	916,193	876,849
Operating income	511,950	472,606
Interest expense	(323,579)	(302,654)
Total other expense	(281,154)	(260,229)
Income attributable to minority interest	(18,419)	—
Net income	212,377	212,377
Net income attributable to common stockholders	$91,761	$91,761

8.    Greystone’s sales agreements to customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone previously reported that two major customers have combined into one entity resulting in one major customer.  Greystone’s agreements with this major customer provide that (1) risk of loss or damages for product in transit remain with Greystone or (2) product is subject to approval at the buyer’s premises.  Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

For sales to all customers, cost of goods sold is recognized when the related revenue is recognized.

9.    Effective January 1, 2009, Greystone entered into a lease agreement for the use of two injection molding machines at a specified rental rate based on the number of pallets produced with a minimum monthly rental of $25,000.  The lease terminates in one year or at such time as the equipment is unusable for a period of sixty days, whichever occurs first.  Greystone has the right to renew or terminate the lease annually.

10.   In December 2008, Greystone entered into two leases with Warren Kruger, its President and Chief Executive Officer. The leases require monthly payments of $11,500 and $6,100 and are for terms of 60 months and 36 months, respectively, with lease payments commencing in January 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated financial statements include Greystone Logistics, Inc., or Greystone, and its wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated.

Greystone has incurred significant losses from operations in previous years, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its future operations.

References to fiscal year 2009 refer to the nine month and three month periods ended February 28, 2009.  References to fiscal year 2008 refer to the nine month and three month periods ended February 29, 2008.

Sales

Greystone’s primary business is the manufacturing and selling of plastic pallets through its wholly-owned subsidiaries, GSM and PPP.  In addition, Greystone sells its excess recycled resin in pelletized and ground form.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

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

 Personnel

Greystone had approximately 85 and 75 full-time employees as of February 28, 2009 and February 29, 2008, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At February 28, 2009, Greystone had no unrecognized tax benefits.

Nine Month Period Ended February 28, 2009 Compared to Nine Month Period Ended February 29, 2008

Sales for fiscal year 2009 were $12,118,476 compared to $16,270,703 in fiscal year 2008, for a decrease of $4,152,227.  Sales to Greystone’s major customer(s) accounted for 82% and 83% of total sales for fiscal years 2009 and 2008, respectively. Management believes the decrease in total sales is primarily due to a delay in deliveries due to a merger of its two large brewery customers as well as the economic recession that the United States of America has experienced during past six to nine months.  Sales to this customer are expected to increase as the economy improves.  Sales of recycled resin accounted for 5% of total sales in fiscal year 2009.  There were no sales of recycled resin in fiscal year 2008.

Cost of sales in fiscal year 2009 was $10,043,569, or 83% of sales, compared to $13,464,310, or 83% of sales, in fiscal year 2008.  While the ratio of cost of sales to sales was comparable, there was an increase in the relationship of fixed costs to the volume of sales offset by a decline of approximately 3.5% in the ratio of material costs to sales.  Cost of sales in fiscal year 2009 also includes the payment of $72,000 for the settlement of a lawsuit as discussed under the heading of “Legal Proceedings” in Part II of this Form 10-Q.

General, selling and administrative expenses increased $143,964 from $1,184,601 in fiscal year 2008 to $1,328,565 in fiscal year 2009.  The primary item which caused this increase is stock compensation costs of $71,976 in fiscal year 2009 compared to none in fiscal year 2008.

Other income increased $70,439 from $110,576 in fiscal year 2008 to $181,015 in fiscal year 2009.  Other income for fiscal year 2009 consists primarily of an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815.  Other income for fiscal year 2008 included grants for training from the State of Iowa in the total amount of $55,275.

Interest expense decreased $246,209 from $992,832 in fiscal year 2008 to $746,623 in fiscal year 2009.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 4.3% during the nine month period ended February 28, 2009 compared to 7.6% during the nine month period ended February 29, 2008.

Preferred dividends decreased $125,060 from $403,656 in fiscal year 2008 to $278,596 in fiscal year 2009.  The rate for dividends on preferred stock is 3.25% above the prime rate of interest. As discussed in the preceding paragraph, the decrease is due to the decline in the prime rate of interest.

Greystone reported net income of $140,933 in fiscal year 2009 compared to net income of $684,547 in fiscal year 2008 for the reasons discussed above.  Greystone’s results of operations for this nine month period were also improved by an adjustment made to the carrying value of obligations that Greystone has carried for several years.  During the quarter ended February 28, 2009, Greystone determined that it was not legally obligated to pay these obligations and credited $138,000 to operations.

After deducting preferred dividends, the net income (loss) available to common stockholders was $(137,663), or $(0.01) per share, in fiscal year 2009 compared to $280,891, or $0.01 per share, in fiscal year 2008 for the reasons discussed above.

Three Month Period Ended February 28, 2009 Compared to Three Month Period Ended February 29, 2008

Sales for fiscal year 2009 were $3,924,502 compared to $5,427,428 in fiscal year 2008, for a decrease of $1,502,926. Sales to Greystone’s major customer(s) accounted for 88% and 73% of total sales for fiscal years 2009 and 2008, respectively. Management believes the decrease in total sales is primarily due to a delay in deliveries due to a merger of its two large brewery customers as well as the economic recession that the United States of America has experienced during past six to nine months.  Sales to this customer are expected to increase as the economy improves.  There were no sales of recycled resin in fiscal year 2009 or in fiscal year 2008.

Cost of sales in fiscal year 2009 was $3,393,052, or 86% of sales, compared to $4,511,235, or 83% of sales, in fiscal year 2008.  The increase in the ratio of cost of sales to sales is primarily attributable to the relationship of fixed costs to the volume of sales offset by a decline of approximately 3.5% in the ratio of material costs to sales.

General, selling and administrative expenses increased $47,188 from $404,243 in fiscal year 2008 to $451,431 in fiscal year 2009.  The increase is primarily due to stock compensation costs of $23,992.

Interest expense decreased $118,468 from $323,579 in fiscal year 2008 to $205,111 in fiscal year 2009.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 3.4% during the three month period ended February 28, 2009 compared to 6.8% during the three month period ended February 29, 2008.

Preferred dividends decreased $40,479 from $120,616 in fiscal year 2008 to $80,137 in fiscal year 2009.  The rate for dividends on preferred stock is 3.25% above the prime rate of interest. As discussed in the preceding paragraph, the decrease is due to the decline in the prime rate of interest.

Greystone reported net loss of $(128,983) in fiscal year 2009 compared to net income of $212,377 in fiscal year 2008 for the reasons discussed above.  Greystone’s results of operations for this three month period were improved by an adjustment made to the carrying value of obligations that Greystone has carried for several years.  During the quarter ended February 28, 2009, Greystone determined that it was not legally obligated to pay these obligations and credited $138,000 to operations.

After deducting preferred dividends, the net income (loss) available to common stockholders was $(209,120), or $(0.01) per share, in fiscal year 2009 compared to $91,761, or $0.00 per share, in fiscal year 2008 for the reasons discussed above.

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

A summary of cash flows for the nine months ended February 28, 2009 is as follows:

Cash provided by operating activities	$881,141

Cash used in investing activities	(294,259)

Cash used in financing activities	(487,205)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$12,996,445	$3,127,217	$7,548,356	$560,233	$1,760,639
Lease obligations	874,400	211,200	410,200	253,000	—

To provide for the additional cash that might be necessary to meet Greystone’s contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

Greystone has accumulated a working capital deficit of approximately $7,237,849 at February 28, 2009, which includes current portion of long-term debt of $3,127,217 and accounts payable and accrued liabilities of $3,275,593. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing or continue to achieve profitability.

Effective February 16, 2009, F&M renewed the working capital note and the term note with Greystone in the amounts of $1,617,460 and $4,783,963, respectively, at May 31, 2008. The working capital note was renewed in the amount of $1,500,000 at the prime rate of interest but not less than 4.5% with monthly payments of interest only and a maturity date of May 15, 2010. The term note was renewed for $4,922,298 at the prime rate of interest but not less than 4.5% with monthly installments of principal and interest of $60,577 and a maturity date of May 15, 2010.  F&M advanced under the working capital loan an additional $258,000 to Greystone during fiscal year 2009 and, upon the renewal, transferred $400,000 from the working capital loan to the term loan.

Substantially all of the financing that Greystone has received through February 28, 2009, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that they will continue to do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a dividend rate of the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Current Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation as of May 31, 2008, Greystone’s Chief Executive Officer and Chief Financial Officer identified three material weaknesses which are discussed below.  As a result of these three material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of February 28, 2009.

First, Greystone has not employed individuals with the necessary accounting knowledge to identify and implement recently issued accounting standards. Until this material weakness is corrected, material misstatements in the financial statements could remain undetected.

Second, Greystone did not maintain proper records to ensure proper cut-off of inventory and accounts payable at February 28, 2009, specifically with its primary supplier, Yorktown.  In addition, labor and overhead rates are not calculated and updated as necessary to ensure proper valuation of finished goods inventory.  Not ensuring inventory and accounts payable are properly cut-off at period end and not ensuring appropriate labor and overhead rates are applied to finished goods inventory resulted in adjustments to Greystone’s May 31, 2008 financial statements.

Third, Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

During the quarter ended February 28, 2009, there was no change in Greystone’s internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

William Hamilton d/b/a WHACO, also d/b/a Greystone Bill Hamilton Trucking Company v. Greystone Manufacturing, LLC, Law No. 107023, Iowa District Court for Scott County.  As disclosed as a subsequent event in its Form 10-Q for the period ended November 30, 2008, Greystone entered into a settlement agreement with William Hamilton during the quarter ended February 28, 2009, pursuant to which Greystone agreed to pay $72,000 in exchange for a complete release of all claims against Greystone and its subsidiary, Greystone Manufacturing,

LLC, with $15,000 of the settlement payment being paid immediately and the remaining $57,000 being paid in 11 equal monthly installments. This settlement was recorded in cost of sales at November 30, 2008 as the case related primarily to freight charges.

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

GREYSTONE LOGISTICS, INC. (Registrant)

Date: April 20, 2009	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer