Form 10-K
period 2009-05-31
GREYSTONE LOGISTICS, INC.
filed 2009-09-15
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number 00-26331

GREYSTONE LOGISTICS, INC.

(Name of small business issuer in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma	74120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (918) 583-7441

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No   ☒
As of November 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,445,715 ($.09/share).

As of August 31, 2009, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREYSTONE LOGISTICS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I.

Item 1.    Business

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

Current Business

Products

Greystone’s primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiary, GSM.   As of May 31, 2009, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

GSM’s product line as of May 31, 2009 consists of the following:

•	40” X 32” rackable pallet,

•	37” X 37” rackable pallet,

•	48” X 40” rackable pallet,

•	48” X 44” rackable pallet,

•	48” X 40” nestable pallet,

•	24”X 24” display pallet,

•	48”X 40” monoblock (one-piece) pallet,

•	48”X 45” stackable pallet, and

•	120cm X 100cm nestable pallet.

As of May 31, 2009, GSM was also marketing the following pallets:

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

•	Mid-duty Flat Deck – This pallet is the same as the Mid-duty picture frame,(TM) except it has a solid top and weighs 55 lbs.

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

Employees

As of May 31, 2009, Greystone had 71 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone also sells its pallets and pallet leasing services to certain large customers direct through contract distributors and its President, Senior Vice President of Sales and Marketing and other employees.

Greystone derives a substantial portion  of its revenue from a national brewer.  This customer currently accounts for approximately 80 to 85% of sales for its pallets.  The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Item 2.    Properties.

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

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system (“OTCBB”), under the symbol “GLGI.”   The following table sets forth the range of high and low prices at which Greystone’s common stock traded during the time periods indicated, as reported by NASDAQ:

Quarter Ending	High	Low
Aug. 31, 2007	$0.35	$0.22
Nov. 30, 2007	0.30	0.13
Feb. 29, 2008	0.40	0.12
May 31, 2008	0.42	0.21
Aug. 31, 2008	0.28	0.10
Nov. 30, 2008	0.13	0.05
Feb. 28, 2009	0.11	0.04
May 31, 2009	0.28	0.08

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately June 1, 2009, Greystone had approximately 1,435 common shareholders of record.

As of approximately September 1, 2009, there were approximately 2,642 beneficial owners (including those holding in street names) of Greystone’s common stock.

Dividends

Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward looking statements” as defined by the Securities and Exchange Commission.  These statements concern Greystone’s plans, expectations and objectives for future operations.  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, among others, such things as:

•           expansion and growth of Greystone’s business and operations;

•           future financial performance;
•           future acquisitions and developments;
•           potential sales of products;
•           future financing activities; and
•           business strategy.

These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone’s business.  However, whether actual results and developments will conform to Greystone’s expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors discussed under the section of this Form 10-K entitled “Risk Factors.”  In addition, Greystone’s historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

Risk Factors

Greystone operates has recently attained operating profits and cash flow positive results but there is no assurance that it will be able to sustain profitability.

The Company was incorporated on February 24, 1969.  From April 1993 to December 1997, the Company was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, the Company acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Since such time, the Company has continued to incur losses from operations.  However, the results of Greystone’s operations for the year ended May 31, 2009 and 2008, showed an operating profit and positive cash flows from operations.  There is no assurance that Greystone will maintain a positive gross profit or otherwise obtain funds to finance continued operations.

Greystone’s financial statements have been qualified on a going concern basis and Greystone may not be able to secure additional financing necessary to sustain and grow its operations.

Greystone’s financial statements have been qualified on a going concern basis principally due to lack of sufficient operating income or long term financing to achieve Greystone’s goal of producing and marketing plastic pallets to compete with wood pallets.  Greystone has funded its operations to date primarily through equity and debt financings but has recently achieved positive cash flow from operations.  Greystone may need to raise additional funds to implement any expansion strategy beyond current allocation of cash flows for capital projects.  There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms.  Failure to obtain such additional financing could have a material adverse effect on Greystone.

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

Greystone currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices Greystones charge for its plastic pallets and other companies that manufacture plastic pallets.  It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change.  Greystone could potentially face additional competition from recycling and plastics companies, many of which have substantially greater financial and other resources than Greystone and, therefore, are able to spend more than Greystone in areas such as product development, manufacturing and marketing.  Competitors may develop products that render Greystone’s products or proposed products uneconomical or result in products being commercialized that may be superior to Greystone’s products.  In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on Greystone.

Greystone is dependent on one large customer.

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently account for approximately 80 to 85% of its sales.  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone’s business could be affected by changing new legislation regarding environmental matters.

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

The testing, manufacturing and marketing of Greystone’s products and proposed products involve inherent risks related to product liability claims or similar legal theories that may be asserted against Greystone, some of which may cause Greystone to incur significant defense costs.  Although Greystone currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance will be adequate under all circumstances or that all such claims will be covered by insurance.  In addition, these policies generally must be renewed every year.  While Greystone has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain such insurance in the future on all of its existing or future products.  A successful product liability claim or other judgment against Greystone in excess of its insurance coverage, or the loss of Greystone’s product liability insurance coverage could have a material adverse effect upon Greystone.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders.  Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone’s common stock.  In addition, Greystone is authorized to issue, without shareholder approval, over 4,960,000,000 additional shares of its common stock and securities convertible into common stock.

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Properties, L.L.C.

Greystone’s primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiary GSM.

As of May 31, 2009, Greystone had 71 full-time employees and used temporary personnel as needed.  Greystone’s production capacity is about 70,000 plastic pallets per month, or 840,000 per year.  Production levels have generally been governed by sales and will increase as sales dictate.

Greystone has incurred significant losses from operations and only recently achieved positive cash flow and a profit from operations, and there is no assurance that it will continue to achieve operating profitability or otherwise obtain funds necessary to finance continued operations.  See “Liquidity and Capital Resources” under this Item 7.

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

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

Sales were $16,690,708 for fiscal year 2009 compared to $21,081,114 for fiscal year 2008 for a decrease of $4,390,406. Sales to Greystone’s major customer accounted for 83% and 86% of total sales for fiscal years 2009 and 2008, respectively. Management believes the decrease in total sales has been primarily due to a delay in deliveries due to a merger of its two large brewery customers as well as the economic recession that the United States of America has experienced during the past six to nine months.  Management is in discussion with this major customer to determine the pallet needs based on its combined operations and expects to increase sales accordingly.  In addition, management is working with Sonoco, a global packaging company, to develop a private label pallet for Sonoco’s product line.  Sales of recycled resin accounted for 4% of total sales in fiscal year 2009.  There were minimal sales of recycled resin in fiscal year 2008.

Cost of sales was $13,125,041 (79% of sales) and $17,233,175 (82% of sales) in fiscal years 2009 and 2008, respectively.  The 3% decrease in the relationship of cost of sales to sales in fiscal year 2009 compared to 2008 is the result of an approximate 7% decrease in the cost of materials to sales offset by an approximate 4% increase in the ratio of fixed costs to sales.  The latter increase in the ratio of fixed costs to sales is primarily attributable to the decline in sales as discussed in the preceding paragraph.

General, selling and administrative expense was $1,852,126 for fiscal year 2009 compared to $1,815,469 for fiscal year 2008 for an increase of $36,657.

Other income was $187,705 in fiscal year 2009 compared to $30,876 in fiscal year 2008 for an increase of $156,829.  Other income for fiscal year 2009 consists primarily of an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815 and the recognition of previously deferred revenue in the amount of $48,000.   Other income for fiscal year 2008 includes recognition of previously deferred revenue in the amount of $48,000.  At May 31, 2009, Greystone has unrecognized deferred income of $32,000 which will be amortized during fiscal year 2010.

Interest expense was $988,845 in fiscal year 2009 compared to $1,061,248 in fiscal year 2008 for a decrease of $72,403.   Rates of interest on approximately 55% of Greystone’s long-term debt is based on the prime rate of interest.   The prime rate of interest declined from 5% at May 31, 2008 to 3.25% at May 31, 2009.

Consolidated net income, before the deduction for preferred dividends, in fiscal year 2009 was $842,240 compared to consolidated net income of $928,420 in fiscal year 2008 for a decrease of $86,180.  This decrease results from the reasons discussed above.

After deducting dividends to preferred shareholders of $360,513 and $508,691 in fiscal years 2009 and 2008, respectively, the consolidated net income available to common stockholders was $481,727, or $0.02 per share of common stock, in fiscal year 2009 compared to net income of $419,729, or $0.02 per share of common stock, in fiscal year 2008.

Liquidity and Capital Resources

General

Greystone’s cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2009, revenues from sales remain insufficient to meet current liabilities.

A summary of cash flows for the year ended May 31, 2009 is as follows:

Cash provided by operating activities	$1,232,170

Cash used in investing activities	(294,259)

Cash used in financing activities	(864,447)

Long term debt obligations of Greystone as of May 31, 2009 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$12,589,296	$9,339,343	$ 961,071	$ 542,278	$1,746,604

To provide for the funding to meet Greystone’s operating activities and contractual obligations for fiscal year 2009, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone has a working capital deficit of $(12,944,233) at May 31, 2009, which includes advances payable to related parties of $1,010,081, current portion of long-term debt of $9,339,343 and accounts payable and accrued liabilities of $2,992,865.  This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing from traditional financing sources.  There is no assurance that Greystone will secure such financing.

As described below, substantially all of the financing that Greystone has received through May 31, 2009, has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.

Advances and Loans from Warren Kruger

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal year 2009, Mr. Kruger advanced no funds and accepted repayments of $221,418.  During fiscal year 2008, there were no advances or repayments.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Warren Kruger has waived the first two installments until maturity. At May 31, 2009, a note payable of $527,716, advances of $1,010,081 and accrued interest of $281,766 were due to entities owned or controlled by Warren Kruger.  In addition, Greystone has accounts payable to entities owned by Warren Kruger in the amount of $963,775.

Loans from F&M Bank

On March 4, 2005, Greystone entered into a loan agreement with GLOG Investment, L.L.C. (“GLOG”) and The F&M Bank & Trust Company (“F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.  GLOG is wholly owned by the following officers and/or directors of the Registrant: Warren F. Kruger (President and CEO) and Robert B. Rosene, Jr. (Director).  GLOG was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone’s 2003 preferred stock previously owned by Paul A. Kruger.  The  revolving loan, which bears interest at prime, is renewable annually, is currently due on May 15, 2010, and has a balance as of May 31, 2009 of $1,461,000.   Amounts borrowed under the term loan are represented by a promissory note, which currently bears interest at prime and GSM and is required to make monthly payments of $60,577 with any outstanding principal and all accrued and unpaid interest payable in full on March 15, 2010.

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

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Mr. Rosene has waived the first two installments until maturity.  Accrued interest due to Mr. Rosene at May 31, 2009 is $588,811.

Item 8.    Financial Statements and Supplementary Data.

The financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of May 31, 2009, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2009 as a result of the three material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2009.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified three material weakness.  As a result of these three material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2009.

First, Greystone’s inventory costing with respect to labor and overhead rates are not timely calculated and updated as necessary to ensure proper valuation of finished goods inventory.  Not ensuring that appropriate labor and overhead rates are applied to finished goods inventory resulted in adjustments to Greystone’s financial statements.

Second, Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

Three, Greystone, at the entity level, has limited resources to ensure that necessary internal controls are implemented and followed throughout the company. Because of this limitation with respect to the ability to allocate sufficient resources to internal controls, material misstatements could occur and remain undetected, implementation of new accounting standards could be hindered and risk assessment and monitoring may not be addressed in a timely manner.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Position	Term as Director Expires

Warren F. Kruger	President, Chief Executive Officer and Director	2010

Robert B. Rosene, Jr.	Director	2010

Robert H. Nelson	Chief Financial Officer	N/A

Robert Noland	Senior Vice President	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 52 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 55, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004.

Robert H. Nelson, Chief Financial Officer

From 2001 until joining Greystone’s company in 2004, Mr. Robert H. Nelson, age 63, was a financial consultant to the Key Auto Group, a retail automobile dealership chain.  Mr. Nelson served as Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001.  Mr. Nelson has also served as Chief Financial Officer of: United Auto Group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Trace International Holding, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987.  Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to PricewaterhouseCoopers from 1970 to 1981.  Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004.

Robert C. Noland, Senior Vice President of Sales and Marketing

Robert C. Noland, Senior Vice President of Sales and Marketing for Greystone Logistics has over 25 years experience in marketing, sales, and sales management. His background has incorporated High Technology Equipment, Global Positioning Software, Logistics, and Transportation.

He has been employed at Greystone for over two years, and he has added numerous Sales Partners to the Greystone team. These associates specialize in selling plastic pallets to an extensive market of Beverage, Industrial and Manufacturing Companies.  He has a Marketing Degree from Kansas State University and an MBA from the University of Arkansas. He resides in Atlanta Georgia, and travels on a frequent basis to support Greystone’s sales partners.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to Greystone’s size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee.  As of May 31, 2009, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2009, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2009 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Number of Reports Not Filed
Warren F. Kruger	1	2	0

Item 11.  Executive Compensation

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings
Warren F. Kruger, President and Chief Executive Officer	2009 2008	$120,000 $120,000	-0- -0-	-0- 250,000	120,0001 120,0001

Robert H. Nelson, Chief Financial Officer	2009 2008	$ 30,000 $ 30,000	-0- -0-	-0- -0-

Robert Noland Senior Vice President	2009 2008	$130,000 $101,386	-0- -0-	-0- 200,000

1	Mr. Kruger voluntarily decided to forgo half of his salary in fiscal year 2006. Greystone has agreed to pay such deferred compensation upon the separation of his services from Greystone.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2009:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Warren F. Kruger	100,000 25,000 150,000 125,000	-0- -0- -0- 125,000	$3.125 $1.60 $0.55 $0.40	4/11/2012 6/26/2012 4/1/2013 2/28/2014

Robert H. Nelson	1,000,000	-0-	$0.50	11/1/2009

Robert Noland	100,000	100,000	$0.40	2/28/2014

Directors’ and Officers’ Compensation

Greystone does not pay cash compensation to the members of its Board of Directors for services on the Board.  From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone’s Board of Directors.   During the fiscal year ended May 31, 2008, Greystone issued stock options to Robert Rosene, a member of its Board of Directors, to purchase 100,000 shares of common stock as consideration for serving on its Board.

Because the Board of Directors consists of two persons of which one is an outside director, the Board has not considered it necessary create a compensation committee.  Both of Greystone’s directors participate in determining compensation for officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2009, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2009:

Equity Compensation Plan Information

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

Security Ownership of Certain Beneficial Owners and Management

As of August 31, 2009, Greystone had 26,111,201 shares of its common stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2009, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and officers, and (iii) all of Greystone’s directors and officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
GLOG Investment, L.L.C. 1613 E. 15th Street Tulsa, OK 74160	3,333,333(3)	11.3%

Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	12,076,483(4)	38.7%

Robert H. Nelson Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	1,824,169(5)	6.6%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	8,027,231(6)	25.6%

Robert C. Noland Senior Vice President of Sales and Marketing 1613 East 15th Street Tulsa, OK 74120	50,000 (7)	0.2%

William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,639,847 (8)	6.1%

All Directors & Officers as a Group (4 persons)	18,644,550(9)	53.7%
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

(4)
The total includes: (i) 6,965,233 shares of common stock beneficially owned directly by Warren Kruger; (ii) 1,198,299 shares of common stock that Mr. Kruger has the right to acquire in connections with warrants (iii) 19,000 shares held of record by Yorktown; (iv) 400,000 shares of common stock that Warren Kruger directly has the right to acquire in connection with options; (v) 153,818 shares which Westgate has the right to acquire in connection with warrants, owned by Westgate Capital, L.L.C., an entity of which Warren Kruger owns 50%; (vi) 6,800 shares of common stock that Warren Kruger holds as custodian for minor children; and (vii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(5)
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

(6)
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

(7)	The total includes 50,000 shares of common stock Robert Nolan has the right to acquire in connection with options.

(8)
The total includes: (i) 1,061,029 shares of common stock beneficially owned directly by William Pritchard; (ii) 425,000 shares of common stock that William Pritchard has the right to acquire with options; and (iii) 153,818 shares which Westgate has the right to acquire in connection with warrants, owned by Westgate Capital, L.L.C., an entity of which William Pritchard owns 50%.

(9)
The total includes: (i) 10,047,698 outstanding shares, (ii) 1,500,000 shares issuable upon exercise of vested stock options, (iii) 3,763,519 shares issuable upon exercise of vested warrants; and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans and Advances

For information regarding loans from Warren Kruger, see “Loans from Warren Kruger” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

For information regarding an advance from Robert Rosene, see “Advances and Loans from Robert Rosene” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

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

Other Transactions

For information relating to a Purchase Agreement and Bill of Sale and related Pallet Molds Lease Agreement entered into with Yorktown Management & Financial Services, LLC, an entity wholly owned by the Company’s CEO and President, see “Recent Transactions” under Item 1 of this Form 10-K.  Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process.  During fiscal years 2009 and 2008, GSM raw material purchases from Yorktown totaled $5,281,519and $7,526,779, respectively.

In addition, GSM pays rental to Yorktown for use of Yorktown’s 48X40 mold at the rate of $1.00 per pallet.  During fiscal years 2009 and 2008, GSM paid or accrued $110,597 and $-0-, respectively, in rentals for use of certain pallet molds.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2009 and May 31, 2008:

Fee Category	Fiscal Year 2009 Fees	Fiscal Year 2008 Fees

Audit Fees(1)	$85,000	$83,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$85,000	$83,000

___________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2009 and May 31, 2008, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

10.1
License Agreement by and between Westgate Capital Company, L.L.C., and PalWeb Corporation dated April 20, 2001 (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**
Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.3
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Form 10-SB, which was filed on May 2, 2000).

10.4**
Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.5**
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7**
Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.8 **
Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.9
Assignment and Indemnity Agreement between the Company and Paul A. Kruger (regarding transfer of stock of PP Financial, Inc.) dated May 30, 2002 (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

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

10.15**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company’s Form 10-K for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

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

11.1	Computation of Income Per Share is in Note 1 in the Notes to the Financial Statements.

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: 09/15/09	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 09/15/09	/s/ Warren F. Kruger
Warren F. Kruger, Chairman, President and Chief Executive Officer

Date: 09/15/09	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: 09/15/09	/s/ Robert H. Nelson
Robert H. Nelson, Chief Financial Officer

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  Tullius Taylor Sartain & Sartain LLP audited the consolidated financial statements of Greystone Logistics, Inc. as of and for the year ended May 31, 2008, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, included in Item 9A. and, accordingly, we do not express an opinion thereon.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At May 31, 2009, the Company has a stockholders’ deficit of $8,701,672 and a working capital deficit of $12,944,233.  These deficits raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ HOGANTAYLOR LLP

Tulsa, Oklahoma
September 15, 2009

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,
	2009	2008
Assets
Current Assets:
Cash	$274,765	$201,301
Accounts receivable, net of allowance for doubtful accounts	952,352	1,286,948
of $60,578 and $-0- at May 31, 2009 and 2008, respectively
Inventory	1,061,569	899,485
Prepaid expenses	67,382	61,114
Total Current Assets	2,356,068	2,448,848

Property, Plant and Equipment, net of accumulated depreciation	8,208,888	8,878,716

Other Assets:
Patents, net of accumulated amortization	103,655	118,440

Total Assets	$10,668,611	$11,446,004

Liabilities and Stockholders’ Deficit

Current Liabilities:
Current portion of long-term debt	$9,339,343	$9,013,395
Advances payable - related party	1,010,081	1,231,499
Accounts payable and accrued expenses	1,158,513	1,138,735
Accounts payable and accrued expenses - related parties	1,834,352	2,490,080
Preferred dividends payable	1,958,012	1,597,499
Total Current Liabilities	15,300,301	15,471,208

Long-Term Debt, net of current portion	3,249,953	4,465,291
Deferred Income	32,000	80,000
Minority Interest	788,029	708,872

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,921,349	52,825,381
Accumulated deficit	(61,625,637)	(62,107,364)
Total Stockholders’ Deficit	(8,701,672)	(9,279,367)

Total Liabilities and Stockholders’ Deficit	$10,668,611	$11,446,004

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended May 31,
	2009	2008

Sales	$16,690,708	$21,081,114

Cost of Sales	13,125,041	17,233,175

Gross Profit	3,565,667	3,847,939

General, Selling and Administration Expenses	1,852,126	1,815,469

Operating Income	1,713,541	2,032,470

Other Income (Expense):
Other income	187,705	30,876
Interest expense	(988,845)	(1,061,248)
Total Other Expense, net	(801,140)	(1,030,372)

Income Attributable to Minority Interest	(70,161)	(73,678)

Net Income	842,240	928,420

Preferred Dividends	360,513	508,691

Net Income Available to Common Stockholders	$481,727	$419,729

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.02	$0.02

Weighted Average Shares of Common Stock Outstanding
Basic	26,111,000	26,065,000
Diluted	26,111,000	26,171,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, May 31, 2007	50,000	$5	26,061,201	$2,606	$52,693,226	$(62,527,093)	$(9,831,256)

Stock based compensation	—	—	—	—	119,660	—	119,660

Stock issued for services	—	—	50,000	5	12,495	—	12,500

Preferred dividends accrued	—	—	—	—	—	(508,691)	(508,691)

Net income	—	—	—	—	—	928,420	928,420

Balances, May 31, 2008	50,000	5	26,111,201	2,611	52,825,381	(62,107,364)	(9,279,367)

Stock based compensation	—	—	—	—	95,968	—	95,968

Preferred dividends accrued	—	—	—	—	—	(360,513)	(360,513)

Net income	—	—	—	—	—	842,240	842,240

Balances, May 31, 2009	50,000	$5	26,111,201	$2,611	$52,921,349	$(61,625,637)	$(8,701,672)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$842,240	$928,420
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	975,577	846,828
Stock based compensation	95,968	119,660
Increase in minority interest	79,157	76,222
Provision for doubtful accounts	60,578	—
Changes in accounts receivable	274,018	(267,533)
Changes in inventory	(162,084)	(661,716)
Changes in prepaid expenses	(6,268)	(3,461)
Changes in accounts payable and accrued expenses	(882,311)	(258,680)
Other	(44,705)	(35,500)
Net cash provided by operating activities	1,232,170	744,240

Cash Flows from Investing Activities:
Purchase of property and equipment	(294,259)	(362,882)
Net cash used in investing activities	(294,259)	(362,882)

Cash Flows from Financing Activities:
Proceeds from notes and advances payable	376,092	383,069
Payments on notes and advances payable	(1,240,539)	(903,460)
Cash used in financing activities	(864,447)	(520,391)

Net Increase (Decrease) in Cash	73,464	(139,033)
Cash, beginning of year	201,301	340,334

Cash, end of year	$274,765	$201,301

Supplemental Information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2009 and 2008

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”), through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacture and marketing of plastic pallets.

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

Greystone’s consolidated variable interest is Greystone Properties, LLC, which is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  By virtue of the fact that Warren Kruger and Robert Rosene have personally guaranteed the mortgage note payable of Greystone Properties, the entity is considered by management to be a variable interest.

Use of Estimates

The preparation of Greystone’s financial statements in conformity with accounting principles generally accepted in the United States of America requires Greystone’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts.  On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. Based on periodic reviews of outstanding accounts receivable, Greystone writes off balances deemed to be uncollectible.

Inventory

Inventory consists of finished pallets and raw materials and is stated at the lower of average cost or market value.

Property, Plant and Equipment

Greystone’s property, plant and equipment is stated at cost.  Depreciation expense is computed on the straight-line method over the estimated useful lives, as follows:

Plant buildings	39 years
Production machinery and equipment	5-10 years
Office equipment & furniture & fixtures	3-5 years

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

Greystone’s agreement with its major customer provides that (1) risk of loss or damages for product in transit remain with Greystone or (2) product is subject to approval at the buyer’s premises.  Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income  available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal year 2009, convertible preferred stock, warrants and stock options are not  considered as their effect is antidilutive.  For fiscal year 2008, diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the fiscal years ended May 31, 2009 and 2008:

	2009	2008
Weighted-average number of common shares outstanding	26,111,000	26,065,000
Incremental shares from the assumed exercise of dilutive stock options	–	106,000
Dilutive potential common shares	26,111,000	26,171,000

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	2009	2008
Options to purchase common stock	2,970,000	2,970,000
Warrants to purchase common stock	5,263,000	55,013,000
Convertible preferred stock	3,333,000	3,333,000
	11,566,000	11,566,000

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed until January 1, 2009, the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.   In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. Effective June 1, 2008, Greystone adopted SFAS 157 as disclosed in Note 11.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Effective June 1, 2008, Greystone adopted SFAS 159 with no material effect on its consolidated financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FASB Staff Position No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Greystone does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements and related disclosures.

In April 2009, the FASB issued FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1) which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt the it for the interim and annual periods ending after March 15, 2009.  Greystone will provide this disclosure commencing with the three month period ending August 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. Therefore, SFAS No. 165 is effective for Greystone beginning with the first quarter of fiscal year 2010. The adoption of FAS No. 165 will not have a material impact on Greystone’s consolidated financial position and results of operations as the requirements under this statement are consistent with Greystone’s current practice.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS No. 166 is effective for Greystone beginning June 1, 2010. SFAS No. 166 is not expected to have a material impact on Greystone’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for Greystone in the fiscal year beginning July 1, 2010. FAS No. 167 is not expected to have a material impact on the Greystone’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with Greystone’s first fiscal quarter of 2010, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on Greystone’s consolidated financial position and results of operations.

Note 2.   CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  Greystone has achieved profitability from operations and currently, management believes that Greystone has the capacity to produce sufficient plastic pallets to maintain such profitability.  However, Greystone is currently dependent on one customer for approximately 80% to 85% of its sales. To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees on debt in order to attain its business plan and continue to achieve profitable operations.  Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing.  Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone’s ability to continue as a going concern.  It is management’s opinion that (1) based upon expressions of interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) Greystone will continue as a going concern.

Note 3.    INVENTORY

Inventory at May 31, 2009 and 2008 consists of:

	2009	2008
Raw materials	$376,328	$341,937
Finished goods	685,241	557,548

Total inventory	$1,061,569	$899,485

Note 4.   PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment at May 31, 2009 and 2008, is as follows:

	2009	2008
Production machinery and equipment	$7,827,149	$7,587,315
Building and land	4,803,368	4,800,444
Furniture and fixtures	235,856	184,355
	12,866,373	12,572,114
Less: accumulated depreciation	(4,657,485)	(3,693,398)

Total	$8,208,888	$8,878,716

Depreciation expense for the years ended May 31, 2009 and 2008 is $964,087 and $838,128, respectively.

Note 5.   OTHER ASSETS

At May 31, 2009 and 2008, other assets consist of the following:

	2009	2008
Patents	$190,738	$190,738
Deposits	263	3,558
Accumulated amortization	(87,346)	(75,856)

Total	$103,655	$118,440

Amortization of intangibles was $11,490 and $8,700 for 2009 and 2008, respectively. Future amortization will be $11,490 per year for the next five fiscal years and $45,942 thereafter.

Note 6.   LONG-TERM DEBT

Long-term debt at May 31, 2009 consists of the following:
	2009	2008
Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due May 15, 2010, payable in monthly installments of $60,577	$4,705,846	$4,783,963

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due May 15, 2010	1,461,000	1,617,460

Mortgage payable to Greystone Plastics, Inc., 7% interest, due September 7, 2018, payable in monthly installments of $13,889 plus accrued interest, secured by building	1,569,417	1,736,105

Mortgage payable to Kansas City Life Insurance, 6.25% interest, due July 1, 2014, payable in monthly installments of $10,781, secured by building	1,265,616	1,314,228

Note payable to BancFirst, prime rate of interest plus 1%, due July 1, 2012 payable in monthly installments of $14,858, secured by equipment	507,676	—

Note payable to First Bartlesville Bank, prime rate of interest plus 1%, refinanced in fiscal year 2009	—	297,433

Note payable to Robert Rosene, prime rate of interest plus 0.5%, refinanced in fiscal year 2009	—	344,968

Note payable to F&M Bank & Trust Company, prime rate of interest, due March 15, 2011, payable in monthly installments of $12,205	237,063	378,843

Note payable to Robert Rosene, 7.5% interest, due January 15, 2010, unsecured	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2010, unsecured	527,716	527,716

Other	248,962	411,970

Total	12,589,296	13,478,686
Less: Current portion	9,339,343	9,013,395

Long-term debt	$3,249,953	$4,465,291

The prime rate of interest as of May 31, 2009 was 3.25%.

The notes payable to F&M Bank and Trust Company are secured by Greystone’s property and equipment, accounts receivable and cash balances. The loans are guaranteed by the directors of Greystone in effect at May 31, 2009.

Maturities of long-term debt for the five years after May 31, 2009 are $9,339,343, $538,017, $423,054, $269,077 and $273,201 with $1,746,604 payable thereafter.

Note 7.   RELATED PARTY TRANSACTIONS

Transactions with Warren Kruger, Chairman

Effective June 1, 2006, Yorktown Management & Services LLC, an entity owned by Warren Kruger, Chairman and CEO, commenced selling plastic raw material to GSM primarily as a sole provider. During fiscal years 2009 and 2008, GSM raw material purchases from Yorktown totaled $5,281,519 and $7,526,779, respectively.

In addition, GSM pays rental to Yorktown for use of certain molds at the rate of $1.00 per pallet.  During fiscal years 2009 and 2008, GSM paid or accrued $110,597 and $-0-, respectively, in rentals for use of certain pallet molds.

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal year 2009, Mr. Kruger advanced no funds and accepted repayments of $221,418.  During fiscal year 2008, there were no advances or repayments.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Warren Kruger has waived the first two installments until maturity. At May 31, 2009, a note payable of $527,716, advances of $1,010,081 and accrued interest of $281,766 were due to entities owned or controlled by Warren Kruger.  In addition, Greystone has accounts payable to entities owned by Warren Kruger in the amount of $963,775.

Greystone also reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month.

Pursuant to Mr. Kruger’s employment contract with Greystone, he is entitled to be paid an annual salary of $240,000.  However, effective November 2006, Mr. Kruger voluntarily elected to temporarily defer the payment of half of such salary until such time as Greystone’s operating results further improve.

Transactions with Robert Rosene, Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and payable in three equal installments of principal and accrued interest beginning January 15, 2008 through January 15, 2010 of which Mr. Rosene has waived the first two installments until maturity.  Accrued interest due to Mr. Rosene at May 31, 2009 is $588,811.

Note 8.   FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Tax Assets:
Net operating loss	$2,436,452	$2,779,058
Amortization of intangibles	1,297,563	1,438,882
Deferred compensation accrual	129,200	–
Depreciation, financial reporting in excess of tax	34,112	59,376
Provision for doubtful accounts	20,597	–

Total deferred tax assets	3,917,924	4,277,316
Less: Valuation allowance	(3,917,924	(4,277,316)
Total	$–	$–

Management has provided a valuation allowance for the full amount of the deferred tax asset as Greystone due to the uncertainty regarding Greystone’s ability to continue to maintain profitability from its operations.  While management anticipates that the products being developed will improve profitability and, as a result, some or all of the deferred assets would ultimately be realized. Greystone has not yet reached sufficient reliability on product acceptance and marketability to reduce the valuation allowance.

The net change in deferred taxes for the year ended May 31, 2009 and 2008 is as follows:

	2009	2008
Net operating loss	$(342,606)	$(232,220)
Depreciation of property and equipment	(25,264)	35,320
Amortization of intangibles	(141,319)	(141,008)
Accrued expenses	–	(14,123)
Deferred compensation accrual	129,200	–
Allowance for doubtful accounts	20,597	–
Change in valuation allowance	359,392	352,031
Total	$–	$–

Greystone’s effective tax rate for the years ended May 31, 2009 and 2008 differs from the federal statutory rate as follows:

	2009	2008
Tax provision using statutory rates	$(286,362)	$(315,663)
Net change in valuation allowance	359,392	352,031
Compensation cost of stock options	(32,629)	(40,684)
Other	(40,401)	4,316
Tax benefit, per financial statements	$–	$–

Greystone has net operating losses (NOL) for Federal income tax purposes as of May 31, 2009 of $7,166,000 expiring in fiscal year 2012 through fiscal year 2027, as follows:

Cumulative as of May 31, 2005	$2,731,000	2012 through 2025
Year ending May 31, 2006	1,557,000	2026
Year ending May 31, 2007	2,878,000	2027

Pursuant to Internal Revenue Code Section 382 and due to a change in control of Greystone during the fiscal year ended May 31, 2005, the utilization of operating losses accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Greystone recognizes interest related to income taxes as interest expense and penalties as operating expenses.  The statute of limitations has not expired for federal income tax returns for fiscal years 2005 through 2009.

Note 9.    STOCKHOLDERS’ EQUITY

Warrants

A summary of outstanding warrants for the years ending May 31 is as follows:

	2009		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Beginning of year	5,262,914	$ 0.56	5,262,914	$ 0.56

Additions	-	-	-	-

End of year	5,262,914	$ 0.56	5,262,914	$ 0.56

All warrants issued and outstanding have a term of five years expiring in fiscal years 2010 through 2012.

Common Stock

Effective April 29, 2008, Greystone issued 50,000 shares of common stock in exchange for services.  The issuance was valued at the market value of the stock on the date of issue or $12,500.

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000.  Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone.  The holder of the preferred stock waived its right to compounded dividends on unpaid interest during the period from March 4, 2005 through May 31, 2009, totaling approximately $425,000.

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 17,005,000 are available for grant as of May 31, 2009. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal year 2001 were 100% vested at the date of grant. Following is a summary of option activity for the two years ended May 31, 2009:

	Number	Exercise Price	Fair Value	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, May 31, 2007	2,360,000	$1.35
Granted	1,050,000	0.40 2.56	$0.37		$388,500
Cancelled	(440,000)
Outstanding, May 31, 2008	2,970,000	0.84
Granted	–	–
Outstanding, May 31, 2009	2,970,000	$0.84		2.9
Exercisable, May 31, 2009	2,445,000	$0.93		2.5
Non-vested options, May 31, 2007	–
Options vested in fiscal year 2008	262,500	$0.40	$0.37		$97,125
Non-vested options, May 31, 2008	787,500	$0.40	$0.37	5.8	$291,375
Options vested in fiscal year 2009	262,500	$0.40	$0.37		$91,125
Non-vested options, May 31, 2009	525,000	$0.40	$0.37	4.8	$194,250

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The fair value of the options used to compute the compensation cost for new option grants and at year-end is estimated using the Black-Scholes option pricing model using the following assumptions:

Grants
Dividend Yield	None
Expected Volatility	203%
Risk Free Interest Rate	4%
Expected Holding Period	6 years

Share-based compensation cost for fiscal years 2009 and 2008 totals $95,968 and $119,960, respectively.  As of May 31, 2009, there is a total of $172,572 of unrecognized compensation expense related to non-vested share-based compensation for the  management grants. That cost is expected to be recognized on a straight-line basis over a period of 1.75 years.

Note 11.  FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

Accounts Receivable and Accounts Payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

Note 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2009	2008
Non-cash activities:
Preferred dividend accrual	$360,513	$508,691
Supplemental information:
Interest paid	651,915	1,001,365
Taxes paid	–	–

Note 13. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits.  As of May 31, 2008, Greystone’s bank balances were within federally insured limits.

For the fiscal year ended May 31, 2009 and 2008, one customer accounted for approximately 83% and 85% of sales, respectively. The account receivable from this customer at May 31, 2009 totaled $775,833.

As of the fiscal year ended May 31, 2009 and 2008, Greystone purchased 100% of its raw materials from Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Chairman and CEO.   However, the raw materials for Greystone’s products are readily available and may be purchased from other suppliers

Note 14. CONTINGENCIES

Rental expense on operating lease totaled $36,600 and $-0- during 2009 and 2008, respectively.  The equipment lease is between Yorktown Management, a company owned by Warren Kruger, is dated March 1, 2008 and has a term of 36 months.  The lease has remaining lease payments of $73,200, $73,200 and $36,600 for fiscal years 2010, 2011 and 2012, respectively.

Effective January 1, 2009, Greystone entered into a production lease agreement to acquire mid-duty pallets from a supplier with a minimum monthly payment of $25,000.  The lease has a term of one year with the option of renewing or terminating the lease at the end of each year.

Note 15. CONTINGENCIES

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

Note 16. VARIABLE INTEREST ENTITY

Greystone Properties, LLC is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  It was created solely to own and lease one of the two buildings GSM occupies in Bettendorf, Iowa. An implicit variable interest exists given the related party nature of the lease. The lease terms are based on factors other than the lease’s market value and the outstanding mortgage on the building is guaranteed by Greystone’s President and CEO.

The building, having a carrying value of $1,816,040 and $1,953,046 at May 31, 2009 and 2008, respectively, serves as collateral for Greystone Properties’ debt.  The debt has a carrying value of $1,265,616 and $1,314,228 at May 31, 2009 and 2008, respectively, and has no recourse to the general credit of Greystone.

Note 17.  SUBSEQUENT  AND OTHER EVENTS

On June 15, 2009, Greystone and Sonoco Products Company (“Sonoco”) entered into a Raw Materials/Goods Purchase Contract (the “Contract”) relating to the purchase by Sonoco from the Company of pallets made from 100% recycled plastic.  The Contract does not obligate Sonoco to purchase any particular quantity, volume or value of pallets.  The term of the Contract ends on March 31, 2010, subject to the extension of the Contract by agreement of Greystone and Sonoco.

On May 20, 2009, Greystone and Diageo Americas Supply (“Diageo”) entered into a contract whereby Diageo will purchase pallets for a total of $2,000,000.

During fiscal year 2009, Greystone entered into a settlement agreement with William Hamilton and Greystone Bill Hamilton Trucking Company pursuant to which Greystone agreed to pay $72,000 in exchange for a complete release of all claims against Greystone and its subsidiary, Greystone Manufacturing, LLC, with $15,000 of the settlement payment being paid immediately and the remaining $57,000 being paid in 11 equal monthly installments. This settlement was recorded in cost of sales as the case related primarily to freight charges.