Form 10-Q
period 2009-08-31
GREYSTONE LOGISTICS, INC.
filed 2009-10-20
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number         000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:      October 10, 2009 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets
as of August 31, 2009 (Unaudited) and May 31, 2009	1

Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended August 31, 2009 and 2008	2

Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended August 31, 2009 and 2008	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES	13

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2009	2009
Assets	(Unaudited)
Current Assets:
Cash	$194,756	$274,765
Accounts receivable, net of Allowance for Doubtful Accounts of $60,578 at both August 31, 2009 and May 31, 2009, respectively	1,850,077	952,352
Inventory	890,206	1,061,569
Prepaid expenses and other	61,242	67,382
Total Current Assets	2,996,281	2,356,068

Property, Plant and Equipment, net of accumulated depreciation of $4,903,276 and $4,657,485 at August 31, 2009 and May 31, 2009, respectively	8,089,342	8,208,888

Other Assets	103,603	103,655

Total Assets	$11,189,226	$10,668,611

Liabilities and Stockholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$9,126,600	$9,339,343
Advances payable - related party	975,581	1,010,081
Accounts payable and accrued expenses	1,765,855	1,158,513
Accounts payable and accrued expenses - related parties	2,204,657	1,834,352
Preferred dividends payable	2,039,930	1,958,012
Total Current Liabilities	16,112,623	15,300,301

Long-Term Debt, net of current portion	3,142,633	3,249,953
Deferred Income	20,000	32,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	52,945,341	52,921,349
Accumulated deficit	(61,799,215)	(61,625,637)
Total Stockholders’ Deficit	(8,851,258)	(8,701,672)
Noncontrolling interest	765,228	788,029
Total Deficit	(8,086,030)	(7,913,643)

Total Liabilities and Stockholders’ Deficit	$11,189,226	$10,668,611

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,
	2009	2008

Sales	$4,376,663	$4,173,057

Cost of Sales	3,705,682	3,431,927

Gross Profit	670,981	741,130

General, Selling and Administration Expenses	539,552	410,184

Operating Income	131,429	330,946

Other Income (Expense):
Other Income	12,000	16,000
Interest Expense	(214,819)	(296,980)
Total Other Expense, net	(202,819)	(280,980)

Net Income (Loss)	(71,390)	49,966

Less: Income Attributable to Noncontrolling Interest	(20,270)	(245)

Net Income (Loss) Attributable to Common Stockholders
Before Preferred Dividends	(91,660)	49,721

Preferred Dividends	81,918	103,972

Net Loss Available to Common Stockholders	$(173,578)	$(54,251)

Loss Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended August 31,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(91,660)	$49,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	248,663	241,233
Stock-based compensation	23,992	23,992
Recognition of deferred income	(12,000)	(16,000)
Change in noncontrolling interest	(22,801)	19,507
Changes in receivables	(897,725)	171,629
Changes in inventory	171,363	228,199
Changes in prepaid expenses and other	6,140	19,999
Change in other assets	(2,820)	—
Changes in accounts payable and accrued expenses	977,647	104,083
Net cash provided by operating activities	400,799	842,363

Cash Flows from Investing Activities:
Purchase of property and equipment	(126,245)	(210,695)

Cash Flows from Financing Activities:
Payments on long-term debt and advances to related parties	(354,563)	(259,809)

Net Increase (Decrease) in Cash	(80,009)	371,859
Cash, beginning of period	274,765	201,301

Cash, end of period	$194,756	$573,160

Non-cash Activities:
Preferred Dividend Accrual	$81,918	$103,972
Supplemental Information:
Interest Paid	$128,511	$203,724

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.    In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2009, and the results of its operations and its cash flows for the three month periods ended August 31, 2009 and 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2009 and the notes thereto included in Greystone’s Form 10-K.

The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $13,116,342, a stockholders’ deficiency of $8,086,030 and its ability to obtain additional long term financing, if necessary, raise questions about Greystone’s ability to continue as a going concern. It is management’s opinion that (1) based upon interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for working capital required to reach necessary production levels will be obtained and (3) Greystone will continue as a going concern.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.    The results of operations for the three month periods ended August 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there was a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  Due to the loss for the three month periods ended August 31, 2009 and 2008, Diluted EPS is computed in the same manner as Basic EPS.

4.    Inventory consists of the following:

	August 31,	May 31,
	2009	2009
	(Unaudited)

Raw materials	$501,569	$376,328
Finished goods	388,637	685,241
Total inventory	$890,206	$1,061,569

5.    Greystone’s sales agreements with customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone’s agreements with its major customer provide that (1) risk of loss or damages for product in transit remain with Greystone or (2) product is subject to approval at the customer’s premises.  Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

For sales to all customers, cost of goods sold is recognized when the related revenue is recognized.

6.    Financial Instruments

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates of comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

7.    Subsequent Events

Greystone has evaluated events subsequent to the balance sheet date, August 31, 2009, through October 20, 2009, the date the financial statements were issued.

8.    Recent Accounting Pronouncements

On June 1, 2009,  Greystone adopted Statememt of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changed the accounting and financial reporting for noncontrolling (minority) interests by requiring that on June 1, 2009, noncontrolling (minority) interests be reported in our consolidated balance sheets within equity and separate from the parent company’s equity. SFAS No. 160 also requires that subsequent to May 31, 2009, any increases or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions. As a result, any difference between the amount by which the noncontrolling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, is recognized directly in equity attributable to the controlling interest. Further, SFAS No. 160 provides that the consolidated statements of income reflect net income attributable to the noncontrolling interests, which was previously recorded as minority interest expense. The accounting requirements of SFAS No. 160 are applied prospectively. However, the presentation and disclosure requirements are applied retrospectively. Under SFAS No. 160, the financial statements have reclassified noncontrolling interests into the equity section of the consolidated balance sheet and adjusted the consolidated income statement to include net income attributed to the noncontrolling (minority) interests.

On June 1, 2009, Greystone adopted FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1) which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  The fair value of financial instruments is disclosed in note 6.

On June 1, 2009, Greystone adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires an entity to reflect in its financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure of subsequent events is presented in note 7.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised

December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for Greystone in the fiscal year beginning June 1, 2010. FAS No. 167 is not expected to have a material impact on the Greystone’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with Greystone’s second quarter of fiscal year 2010, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on Greystone’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited  consolidated statements include Greystone Logistics, Inc.  and its two wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated.

Greystone has incurred significant losses from operations, and there is no assurance that future operations will be profitable or that it can obtain funds necessary to finance its operations.

References to fiscal year 2010 refer to the three month period ended August 31, 2009.  References to fiscal year 2009 refer to the three month period ended August 31, 2008.

Sales

Greystone’s primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiaries, GSM and PPP.  In addition, Greystone sells its excess recycled resin in pelletized and ground forms. Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President, Senior Vice President of Sales and Marketing and other employees.

Greystone sales to one national brewer for fiscal years 2010 and 2009 were approximately 66% and 78% of total sales, respectively.

In addition, in July 2006, Greystone launched a beta test program involving its lease of a small pool of recycled plastic pallets to a customer to be utilized by the customer to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement with the customer, Greystone delivers and tracks throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the customer’s product.  The pallets stay in a closed loop environment and are continually sent back for reuse.  If a pallet is damaged, Greystone grinds the pallet and reutilizes the resin.

 Personnel

Greystone had approximately 71 and 85 full-time employees as of August 31, 2009 and 2008, respectively.

Taxes

For all years presented, Greystone’s effective tax rate is 0%.  Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statements of operations and a deferred asset on the balance sheet.  However, because of the current uncertainty as to Greystone’s ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2009, Greystone had no unrecognized tax benefits.

Three Month Period Ended August 31, 2009 Compared to Three Month Period Ended August 31, 2008

Sales

Sales for fiscal year 2010 were $4,376,663 compared to $4,173,057 in fiscal year 2009, for an increase of $203,606.  Sales to Greystone’s major customer were approximately 66% of total sales in fiscal year 2010 compared to 78% in fiscal year 2009.  Sales to a new customer were approximately 23% of total sales in fiscal year 2010.

On June 15, 2009, Greystone and Sonoco Products Company (“Sonoco”) entered into a Raw Materials/Goods Purchase Contract (the “Contract”) relating to the purchase by Sonoco of Greystone pallets made from 100% recycled plastic.  Sonoco markets consumer packaging products among other things and Greystone will produce a private label pallet line for Sonoco.   The Contract does not obligate Sonoco to purchase any particular quantity, volume or value of pallets.  The term of the Contract ends on March 31, 2010, subject to the extension of the Contract by agreement of Greystone and Sonoco.

Cost of Sales

Cost of sales in fiscal year 2010 was $3,705,682, or 85% of sales, compared to $3,431,927, or 82% of sales in fiscal year 2009.  The increase in cost of sales as a percentage of total sales for fiscal year 2010 compared to fiscal year 2009 is the result of increased overhead costs, including repair and maintenance costs, approximately 2.5% of total sales, and equipment rental costs for one injection molding machine, approximately 1.7% of total sales.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2010 were $539,552 compared to $410,184 in fiscal year 2009 for an increase of $129,368.  This increase is primarily due to an increase in administrative personnel.

Interest Expense

Interest expense decreased $82,161 from $296,980 in fiscal year 2009 to $214,819 in fiscal year 2010.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 5% during the three month period ended August 31, 2008 compared to 3.25% during the three month period ended August 31, 2009.

Net Loss, Net of Noncontrolling Interest

Greystone recorded a net loss, net of noncontrolling interest, of $(91,660) in fiscal year 2010 compared to net income, net of noncontrolling interest, of $49,721 in fiscal year 2009 for the reasons discussed above.

Net Loss Available to Common Stockholders

After deducting preferred dividends, the net loss available to common stockholders was $(173,578), or $(0.01) per share, in fiscal year 2010 compared to $(54,251), or $(0.00) per share, in fiscal year 2009 for the reasons discussed above.

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

A summary of cash flows for the three months ended August 31, 2009 is as follows:

Cash provided by operating activities	$400,799

Cash used in investing activities	(126,245)

Cash used in financing activities	(354,563)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$12,269,233	$9,126,600	$918,722	$542,278	$1,681,633

           To provide for the additional cash that might be necessary to meet Greystone’s contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

Greystone had a working capital deficit of $13,116,342 at August 31, 2009, which includes the current portion of long-term debt of $9,126,600 and accounts payable and accrued liabilities of $3,970,512. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing.

Substantially all of the financing that Greystone has received through August 31, 2009, has been provided by loans or through loan guarantees from the officers and directors of Greystone,  the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2009, which was filed on September 15, 2009.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this Current Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation as of May 31, 2009, Greystone’s Chief Executive Officer and Chief Financial Officer identified three material weaknesses.  During fiscal year 2010, Greystone implemented procedures to correct one of the material weaknesses. As a result of the remaining two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of August 31, 2009. The material weaknesses as of August 31, 2009 were as follows:

1. Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

2. Greystone has limited resources to ensure that necessary internal controls are implemented and followed throughout the company. Because of this limitation with respect to the ability to allocate sufficient resources to internal controls, material misstatements could occur and remain undetected, implementation of new accounting standards could be hindered and risk assessment and monitoring may not be addressed in a timely manner.

As of May 31, 2009, Greystone’s costing procedure with respect to valuation of finished goods inventory was reported as a material weakness. Greystone implemented procedures during fiscal year 2010 to calculate labor and overhead rates on an actual basis to ensure that finished goods are properly valued.

During the quarter ended August 31, 2009, except as noted in the previous paragraph, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

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

GREYSTONE LOGISTICS, INC. (Registrant)

Date: October 20, 2009	By:	/s/ Warren F. Kruger
Warren F. Kruger,
President and Chief Executive Officer