Form 10-Q
period 2009-11-30
GREYSTONE LOGISTICS, INC.
filed 2010-01-19
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number         000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15thStreet, Tulsa, Oklahoma  74120

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:      January 11, 2010 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets
	as of November 30, 2009 (Unaudited) and May 31, 2009	1

	Consolidated Statements of Operations (Unaudited)
	For the Six Month Periods Ended November 30, 2009 and 2008	2

	Consolidated Statements of Operations (Unaudited)
	For the Three Month Periods Ended November 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows (Unaudited)
	For the Six Month Periods Ended November 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2009	2009
Assets	(Unaudited)
Current Assets:
Cash	$319,559	$274,765
Accounts receivable, net of allowance for doubtful accounts of
$-0- and $60,578 at November 30, 2009 and May 31, 2009,
respectively	896,632	952,352
Inventory	714,389	1,061,569
Prepaid expenses and other	101,473	67,382
Total Current Assets	2,032,053	2,356,068

Property, Plant and Equipment, net of accumulated depreciation of $5,156,171 and $4,657,485 at November 30, 2009 and
May 31, 2009, respectively	7,907,094	8,208,888

Other Assets, net	100,210	103,655

Total Assets	$10,039,357	$10,668,611

Liabilities and Stockholders' Deficit
Current Liabilities:
Current portion of long-term debt	$8,944,868	$9,339,343
Advances payable - related party	907,643	1,010,081
Accounts payable and accrued expenses	1,233,665	1,158,513
Accounts payable and accrued expenses - related parties	1,831,277	1,834,352
Preferred dividends payable	2,120,957	1,958,012
Total Current Liabilities	15,038,410	15,300,301

Long-Term Debt, net of current portion	2,993,188	3,249,953
Deferred Income	5,333	32,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
50,000 shares issued and outstanding, liquidation preference
of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	52,969,333	52,921,349
Accumulated deficit	(61,755,219)	(61,625,637)
Total Stockholders' Deficit	(8,783,270)	(8,701,672)
Non-controlling interest	785,696	788,029
Total Deficit	(7,997,574)	(7,913,643)

Total Liabilities and Stockholders' Deficit	$10,039,357	$10,668,611

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended November 30,
	2009	2008
Sales	$7,626,246	$8,193,974

Cost of Sales	6,178,091	6,650,517

Gross Profit	1,448,155	1,543,457

General, Selling and Administration Expenses	985,738	877,134

Operating Income	462,417	666,323

Other Income (Expense):
Other Income	26,667	165,015
Interest Expense	(414,983)	(541,512)
Total Other Expense, net	(388,316)	(376,497)

Net Income	74,101	289,826

Less: Income Attributable to Non-controlling Interest	(40,738)	(19,910)

Net Income Attributable to Common Stockholders
Before Preferred Dividends	33,363	269,916

Preferred Dividends	162,945	198,459

Net Income (Loss) Available to Common Stockholders	$(129,582)	$71,457

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2009	2008
Sales	$3,249,583	$4,020,917

Cost of Sales	2,472,409	3,218,590

Gross Profit	777,174	802,327

General, Selling and Administration Expenses	446,186	466,950

Operating Income	330,988	335,377

Other Income (Expense):
Other Income	14,667	149,015
Interest Expense	(200,164)	(244,532)
Total Other Expense, net	(185,497)	(95,517)

Net Income	145,491	239,860

Less: Income Attributable to Non-controlling Interest	(20,468)	(19,665)

Net Income Attributable to Common Stockholders
Before Preferred Dividends	125,023	220,195

Preferred Dividends	81,027	94,487

Net Income Available to Common Stockholders	$43,996	$125,708

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.00	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,000	26,111,000
Diluted	26,183,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended November 30,
	2009	2008
Cash Flows from Operating Activities:
Net income before preferred dividends	$33,363	$269,916
Adjustments to reconcile net income before preferred dividends to net cash provided by operating activities
Depreciation and amortization	504,431	484,217
Stock-based compensation	47,984	47,984
Recognition of deferred income	(26,667)	(32,000)
Change in noncontrolling interest	(2,333)	39,192
Changes in accounts receivable	55,720	439,632
Changes in inventory	347,180	(608,928)
Changes in prepaid expenses and other	(34,091)	(60,739)
Change in other assets	(2,300)	—
Changes in accounts payable and accrued expenses	72,077	178,816
Net cash provided by operating activities	995,364	758,090

Cash Flows from Investing Activities:
Purchases of property and equipment	(196,892)	(222,153)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	280,580
Payments on long-term debt	(651,240)	(436,636)
Payments on advances from related parties	(102,438)	(199,605)
Net cash used in financing activities	(753,678)	(355,661)

Net Increase in Cash	44,794	180,276
Cash, beginning of period	274,765	201,301

Cash, end of period	$319,559	$381,577

Non-cash Activities:
Preferred Dividend Accrual	$162,945	$198,459
Supplemental Information:
Interest Paid	$220,678	$468,004

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.           In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2009, and the results of its operations and its cash flows for the six and three month periods ended November 30, 2009 and 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2009 and the notes thereto included in Greystone's Form 10-K.

The financial statements have been prepared assuming that Greystone will continue as a going concern.  The working capital deficit of $13,006,357, a stockholders' deficiency of $7,997,574 and its ability to obtain additional long term financing, if necessary, raise questions about Greystone’s ability to continue as a going concern. It is management’s opinion that (1) based upon interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for long-term financing will be obtained and (3) Greystone will continue as a going concern.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern.

2.           The results of operations for the six and three month periods ended November 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

3.           Greystone calculates and discloses earnings per share (“EPS”) on a dual presentation of basic and diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Greystone.

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed.

For the six month periods ending November 30, 2009 and 2008 and for the three month period ending November 30, 2008, basic and diluted EPS are the same. The following is a reconciliation of the number of shares used in the calculation of basic and diluted EPS for the three month period ended November 30, 2009:

Weighted-average number of common shares outstanding	26,111,000
Incremental shares from the assumed exercise of dilutive stock options	72,000

Dilutive potential common shares	26,183,000

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

Options to purchase common stock	2,445,000
Warrants to purchase common stock	5,013,000
Convertible preferred stock	3,333,000

10,791,000

4.           Inventory consists of the following:

	November 30,	May 31,
	2009	2009
	(Unaudited)

Raw materials	$353,274	$376,328
Finished goods	361,115	685,241

Total inventory	$714,389	$1,061,569

5.           Greystone’s sales agreements with customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone’s agreements with its major customer provide that (1) risk of loss or damages for product in transit remain with Greystone and (2) product is subject to approval at the customer’s premises.  Accordingly, Greystone recognizes revenue when the product has been delivered to the customer’s sites and risk of loss has passed to the customer.

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

7.           Subsequent Events

Management has evaluated events subsequent to the balance sheet date, November 30, 2009, through January 19, 2010, the date the financial statements were issued.

Effective January 15, 2010, Warren F. Kruger, President and CEO, and Robert Rosene, a member of Greystone’s board of directors, extended the maturity date for principal and interest of certain notes in the principal amounts of $527,716 and $2,066,000, respectively,  and dated December 15, 2005 from January 15, 2010 to January 15, 2011.

8.           Recent Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interests, to incorporate SFAS 167, Amendments to FASB Interpretation No. 46R into the Accounting Standards Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for Greystone in the fiscal year beginning June 1, 2010. ASU 2009-17 is not expected to have a material impact on the Greystone’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Effective September 1, 2009, Greystone adopted SFAS No. 168 to use the new Codification numbering system in its consolidated financial statements for references made to GAAP. The Codification does not change or alter existing GAAP and, therefore, has no material impact on Greystone’s consolidated financial position and results of operations.

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

References to fiscal year 2010 refer to the six and three month periods ended November 30, 2009, as applicable.  References to fiscal year 2009 refer to the six and three month periods ended November 30, 2008, as applicable.

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

Greystone sales to one national brewer for fiscal years 2010 and 2009 were approximately 69% and 78% of total sales, respectively.

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

 Personnel

Greystone had approximately 71 and 85 full-time employees as of November 30, 2009 and 2008, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2009, Greystone had no unrecognized tax benefits.

Six Month Period Ended November 30, 2009 Compared to Six Month Period Ended November 30, 2008

Sales

Sales for fiscal year 2010 were $7,626,246 compared to $8,193,974 in fiscal year 2009, for a decrease of $567,728.  The decrease is principally due to a decline in sales to Greystone’s major customer in fiscal year 2010. Sales to Greystone’s major customer were approximately 69% of total sales in fiscal year 2010 compared to 78% in fiscal year 2009.  Sales to new customers during fiscal 2010 were approximately 27% of total sales.

On June 15, 2009, Greystone and Sonoco Products Company ("Sonoco") entered into a Raw Materials/Goods Purchase Contract (the "Contract") relating to the purchase by Sonoco of Greystone pallets made from 100% recycled plastic.  Sonoco markets consumer packaging products among other things and Greystone will produce a private label pallet line for Sonoco.   The Contract does not obligate Sonoco to purchase any particular quantity, volume or value of pallets.  The term of the Contract ends on March 31, 2010, subject to the extension of the Contract by agreement of Greystone and Sonoco.

Effective November 20, 2009, Greystone entered into an agency agreement with an individual to market polyethylene and polypropylene resins. The individual will be paid a commission of 2.5% of the selling price. The agency agreement is for a three-year period with automatic one-year renewals.

Cost of Sales

Cost of sales in fiscal year 2010 was $6,178,091, or 81% of sales, compared to $6,650,517, or 81% of sales in fiscal year 2009.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2010 were $985,738 compared to $877,134 in fiscal year 2009 for an increase of $108,604.  This increase is primarily related to commissions and travel costs in marketing Greystone’s product lines.

Other Income

Other income decreased $138,348 from $165,015 in fiscal year 2009 to $26,667 in fiscal year 2010.  Other income for fiscal year 2009 includes an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815.  In addition, other income for fiscal year  2010 and 2009 includes $26,667 and $32,000, respectively, from the amortization of deferred income.

Interest Expense

Interest expense decreased $126,529 from $541,512 in fiscal year 2009 to $414,983 in fiscal year 2010.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 4.75% during the six month period ended November 30, 2008 compared to 3.25% during the six month period ended November 30, 2009.

Net Income Available to Common Stockholders Before Preferred Dividends

Greystone recorded net income available to common stockholders before preferred dividends of $33,363 in fiscal year 2010 compared to $269,916 in fiscal year 2009 for the reasons discussed above.

Net Income ( Loss) Available to Common Stockholders

After deducting preferred dividends, the net loss available to common stockholders was $(129,582), or $(0.01) per share, in fiscal year 2010 compared to net income available to common stockholders of $71,457, or $0.00 per share, in fiscal year 2009 for the reasons discussed above.

Three Month Period Ended November 30, 2009 Compared to Three Month Period Ended November 30, 2008

Sales

Sales for fiscal year 2010 were $3,249,583 compared to $4,020,917 in fiscal year 2009, for a decrease of $771,334.  Sales to Greystone’s major customer were approximately 72% of total sales in fiscal year 2010 compared to 76% in fiscal year 2009.  Sales to new customers in fiscal year 2010 were approximately 18% of total sales.

Cost of Sales

Cost of sales in fiscal year 2010 was $2,472,409, or 76% of sales, compared to $3,218,590, or 80% of sales in fiscal year 2009.  This decrease in cost of sales as a percentage of total sales is due to an increase during fiscal year 2010 compared to fiscal year 2009 in sales of product with higher profit margins.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2010 were $446,186 compared to $466,950 in fiscal year 2009 for a decrease of $20,764.

Other Income

Other income decreased $134,348 from $149,015 in fiscal year 2009 to $14,667 in fiscal year 2010.  Other income for fiscal year 2009 includes an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815.  In addition, other income for fiscal year  2010 and 2009 includes $14,667 and $16,000, respectively, from the amortization of deferred income.

Interest Expense

Interest expense decreased $44,368 from $244,532 in fiscal year 2009 to $200,164 in fiscal year 2010.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 4.5% during the three month period ended November 30, 2008 compared to 3.25% during the three month period ended November 30, 2009.

Net Income Available to Common Stockholders Before Preferred Dividends

Greystone recorded net income available to common stockholders before preferred dividends of $125,023 in fiscal year 2010 compared to $220,195 in fiscal year 2009 for the reasons discussed above.

Net Income Available to Common Stockholders

After deducting preferred dividends, the net income available to common stockholders was $43,996, or $0.00 per share, in fiscal year 2010 compared to $125,708, or $0.00 per share, in fiscal year 2009 for the reasons discussed above.

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

A summary of cash flows for the six months ended November 30, 2009 is as follows:

Cash provided by operating activities                                                                 $    995,364

Cash used in investing activities                                                                               (196,892)

Cash used in financing activities                                                                               (753,678)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$11,938,056	$8,944,868	$ 844,640	$533,254	$1,615,294

To provide for the additional cash that might be necessary to meet Greystone's contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

Greystone had a working capital deficit of $13,006,357 at November 30, 2009, which includes the current portion of long-term debt of $8,944,868 and accounts payable and accrued liabilities of $3,064,942. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long term financing until such time as it is able to maintain profitability.  There is no assurance that Greystone will secure such financing.

Substantially all of the financing that Greystone has received through November 30, 2009, has been provided by loans or through loan guarantees from the officers and directors of Greystone,  the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2009, which was filed on September 15, 2009.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer, who at such time was also Greystone’s principal financial officer, of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2009, Greystone's Chief Executive Officer and Robert H. Nelson, Greystone’s former Chief Financial Officer who resigned effective October 24, 2009, identified three material weaknesses.  During fiscal year 2010, Greystone implemented procedures to correct one of the material weaknesses. As a result of the remaining two material weaknesses, Greystone’s CEO and principal financial officer concluded that Greystone did not maintain effective internal control over financial reporting as of November 30, 2009. The material weaknesses as of November 30, 2009 were as follows:

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

During the quarter ended November 30, 2009, except as noted in the previous paragraph, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On January 13, 2010, subsequent to the quarter ended November 30, 2009, William W. Rahhal, age 69, was appointed as Greystone’s Interim Chief Financial Officer.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and has served Greystone as an accounting and financial consultant since that time.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.  Mr. Rahhal has been a shareholder and managing officer of Hulme Rahhal Henderson, Inc., Certified Public Accountants, in Ardmore, Oklahoma, since 1988.  Hulme Rahhal Henderson, Inc. was Greystone’s auditor until May 31, 2002 and continues to provide tax services to Greystone.   Mr. Rahhal has also served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) where he gained significant experience in auditing public companies.  In addition, he has served as financial manager of a privately-held oil and gas production company and contract drilling company.  Pursuant to an oral agreement with no set duration, Greystone will pay Mr. Rahhal $3,000 per month for his services.

Item 6.  Exhibits

11.1	Computation of Income (Loss) per Share is in Note 3 in the Notes to the financial statements.

31.1
Certification of Chief Executive Officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 19, 2010	/s/ Warren F. Kruger
Warren F. Kruger
President, Chief Executive Officer and principal financial officer