Form 10-Q
period 2010-02-28
GREYSTONE LOGISTICS, INC.
filed 2010-04-19
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma 74120

(Address of principal executive offices)     (Zip Code)

(918) 583-7441

(Registrant's telephone number, including area code)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:      April 12, 2010 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 28, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash	$435,199	$274,765
Accounts receivable, net of allowance for doubtful accounts of
$-0- and $60,578 at February 28, 2010 and May 31, 2009, respectively	996,778	952,352
Inventory	860,695	1,061,569
Prepaid expenses and other	88,217	67,382
Total Current Assets	2,380,889	2,356,068

Property, Plant and Equipment, net of accumulated depreciation of $4,927,550 and $4,657,485 at February 28, 2010 and
May 31, 2009, respectively	7,695,642	8,208,888

Other Assets, net	98,818	103,655

Total Assets	$10,175,349	$10,668,611

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$8,823,714	$9,339,343
Advances payable - related party	873,143	1,010,081
Accounts payable and accrued expenses	1,584,451	1,158,513
Accounts payable and accrued expenses - related parties	1,969,952	1,834,352
Preferred dividends payable	2,201,094	1,958,012
Total Current Liabilities	15,452,354	15,300,301

Long-Term Debt, net of current portion	2,853,012	3,249,953
Deferred Income	—	32,000

Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
50,000 shares issued and outstanding, liquidation preference
of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	52,993,325	52,921,349
Accumulated deficit	(61,932,325)	(61,625,637)
Total Greystone Stockholders' Deficit	(8,936,384)	(8,701,672)
Noncontrolling interest	806,367	788,029
Total Deficit	(8,130,017)	(7,913,643)

Total Liabilities and Deficit	$10,175,349	$10,668,611

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended February 28,
	2010	2009

Sales	$11,170,768	$12,118,476

Cost of Sales	9,136,907	10,043,569

Gross Profit	2,033,861	2,074,907

General, Selling and Administration Expenses	1,446,358	1,328,565

Operating Income	587,503	746,342

Other Income (Expense):
Other Income	32,000	181,015
Interest Expense	(621,700)	(746,623)
Total Other Expense, net	(589,700)	(565,608)

Net Income (Loss)	(2,197)	180,734

Less: Income Attributable to Noncontrolling Interest	(61,409)	(39,801)

Preferred Dividends	(243,082)	(278,596)

Net Loss Attributable to Common Stockholders	$(306,688)	$(137,663)

Loss Attributable to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,
	2010	2009

Sales	$3,544,522	$3,924,502

Cost of Sales	2,958,816	3,393,052

Gross Profit	585,706	531,450

General, Selling and Administration Expenses	460,620	451,431

Operating Income	125,086	80,019

Other Income (Expense):
Other Income	5,333	16,000
Interest Expense	(206,717)	(205,111)
Total Other Expense, net	(201,384)	(189,111)

Net Loss	(76,298)	(109,092)

Less: Income Attributable to Noncontrolling Interest	(20,671)	(19,891)

Preferred Dividends	(80,137)	(80,137)

Net Loss Attributable to Common Stockholders	$(177,106)	$(209,120)

Loss Attributable to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(2,197)	$180,734
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Depreciation and amortization	758,847	726,457
Stock-based compensation	71,976	71,976
Recognition of deferred income	(32,000)	(48,000)
Changes in accounts receivable	(44,426)	593,090
Changes in inventory	200,874	(189,606)
Changes in prepaid expenses and other	(20,835)	6,737
Change in other assets	(3,780)	19,282
Changes in accounts payable and accrued expenses	518,467	(479,529)
Net cash provided by operating activities	1,446,926	881,141

Cash Flows from Investing Activities:
Purchases of property and equipment	(236,984)	(294,259)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	376,092
Payments on long-term debt	(912,570)	(732,026)
Payments on advances from related parties	(136,938)	(131,271)
Net cash used in financing activities	(1,049,508)	(487,205)

Net Increase in Cash	160,434	99,677
Cash, beginning of period	274,765	201,301

Cash, end of period	$435,199	$300,978

Non-cash Activities:
Preferred Dividend Accrual	$243,082	$278,596
Supplemental Information:
Interest Paid	$341,518	$609,602

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.  Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2010, and the results of its operations for the nine and three month periods ended February 28, 2010 and 2009 and its cash flows for the nine month periods ended February 28, 2010 and 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2009 and the notes thereto included in Greystone's Form 10-K. The results of operations for the nine and three month periods ended February 28, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern and do not reflect the possible effects of any adjustments that might result from Greystone’s inability to continue as a going concern. The working capital deficit of $13,071,465, a stockholders' deficiency of $8,130,017 and its ability to obtain additional long-term financing, if necessary, raise questions about Greystone’s ability to continue as a going concern. It is management’s opinion that (1) based upon interest from potential customers, adequate sales will be attained to reach a profitable status, (2) the funding for long-term financing will be obtained, and (3) Greystone will continue as a going concern.

2.  Earnings Per Share

For the nine month periods ended February 28, 2010 and 2009 and for the three month periods ended February 28, 2010 and 2009, basic and diluted EPS are the same due to the loss attributable to common stockholders.

           The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the nine and three month periods ended February 28, 2010 as their effect would have been antidilutive:

Options to purchase common stock	1,970,000
Warrants to purchase common stock	5,263,000
Convertible preferred stock	3,333,000
10,566,000

3.  Inventory

Inventory consists of the following:

	February 28,	May 31,
	2010	2009
	(Unaudited)

Raw materials	$225,388	$376,328
Finished goods	635,307	685,241
Total inventory	$860,695	$1,061,569

4.  Revenue Recognition

Greystone’s sales agreements with customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa.  Revenue is recognized for these customers at date of shipment.

Greystone’s agreements with its major customer provide that (1) risk of loss or damages for product in transit remain with Greystone, and (2) product is subject to approval at the customer’s premises.  Accordingly, Greystone recognizes revenue when the product has been delivered to the customer’s sites and risk of loss has passed to the customer.

For sales to all customers, cost of goods sold is recognized when the related revenue is recognized.

5.  Long-Term Debt

Effective January 15, 2010, Warren F. Kruger, President and CEO, and Robert Rosene, a member of Greystone’s board of directors, extended the maturity date for principal and interest of certain notes in the principal amounts of $527,716 and $2,066,000, respectively,  and dated December 15, 2005, from January 15, 2010 to January 15, 2011.

6.  Related Party Transaction

Effective January 15, 2010, Greystone entered into an agreement with Yorktown Management & Financial Services, L.L.C. (“Yorktown”), an entity owned by Greystone’s President and CEO, Warren Kruger,  whereby Greystone will process material for Yorktown’s plastic recycling activities. Greystone will provide facilities, equipment, labor including insurance and taxes, and insurance on equipment owned by Yorktown relating to the processing operation.   The term of the agreement is through January 15, 2017 provided that Yorktown may cancel the agreement with ninety days notice.  The fee charged to Yorktown for processing the materials during the initial twelve months will be equal to 60% of the difference between the sales price including transportation and the purchase price of the materials including transportation.

The recycled material will primarily be marketed through an individual under contract with Greystone who will be paid a commission of 2.5% of the selling price.

7.   Commitments

Greystone leases two injection molding machines at a specified rental rate based on the number of pallets produced with a minimum monthly rental of $25,000.  The lease is year-to-year with a renewal date of January 1.  Greystone maintains the right to renew or terminate the lease annually and elected to renew the lease beginning January 1, 2010.

8.   Fair Value Measurements

Greystone has no assets or liabilities that are measured at fair value on a recurring basis.

9.   Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates of comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

10.   Accounting Standards Issued But Not Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interests, to incorporate SFAS 167, Amendments to FASB Interpretation No. 46R into the Accounting Standards Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for Greystone in the fiscal year beginning June 1, 2010.  Management is evaluating the impact of ASU 2009-17 on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited  consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Properties, LLC.  All material intercompany accounts and transactions have been eliminated.

Greystone has incurred significant losses from operations, and there is no assurance that future operations will be profitable or that it can obtain funds necessary to finance its operations.

References to fiscal year 2010 refer to the nine and three month periods ended February 28, 2010, as applicable.  References to fiscal year 2009 refer to the nine and three month periods ended February 28, 2009, as applicable.

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

In March 2010, Greystone announced that it had commenced recycled polyolefin production at its Bettendorf, Iowa recycling facility.  Greystone uses extrusion equipment leased from Yorktown Management and Financial Services, LLC, a company owned by Greystone's CEO, Warren Kruger, to manufacture the recycled polyolefin.  The product is principally marketed through a brokerage agreement with an individual with significant experience in marketing recycled resin.

Greystone’s sales to one national brewer for fiscal years 2010 and 2009 were approximately 70% and 81% of total sales, respectively.

Since July 2006, Greystone has operated a beta test program involving the lease of a small pool of recycled plastic pallets to a customer to be utilized by the customer to ship a portion of its manufactured products in a closed loop system. Pursuant to the agreement with the customer, Greystone delivers and tracks throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping a segment of the customer's product.  The pallets stay in a closed loop environment and are continually sent back for reuse.  If a pallet is damaged, Greystone grinds the pallet and reutilizes the resin.

Personnel

Greystone had approximately 71 and 85 full-time employees as of February 28, 2010 and 2009, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At February 28, 2010, Greystone had no unrecognized tax benefits.

Nine Month Period Ended February 28, 2010 Compared to Nine Month Period Ended February 28, 2009

Sales
Sales for fiscal year 2010 were $11,170,768 compared to $12,118,476 in fiscal year 2009 for a decrease of $947,708.  The decrease is principally due to a decline in sales to Greystone’s major customer in fiscal year 2010. Sales to Greystone’s major customer were approximately 70% of total sales in fiscal year 2010 compared to 81% in fiscal year 2009.

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

Cost of Sales

Cost of sales in fiscal year 2010 was $9,136,907, or 82% of sales, compared to $10,043,569, or 83% of sales, in fiscal year 2009.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2010 were $1,446,358 compared to $1,328,565 in fiscal year 2009 for an increase of $117,793.  This increase is primarily related to commissions and travel costs in marketing Greystone’s product lines.

Other Income

Other income decreased $149,015 from $181,015 in fiscal year 2009 to $32,000 in fiscal year 2010.  Other income for fiscal year 2009 includes an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815.  In addition, other income for fiscal year  2010 and 2009 includes $32,000 and $48,000, respectively, from the recognition of deferred income.

Interest Expense

Interest expense decreased $124,923 from $746,623 in fiscal year 2009 to $621,700 in fiscal year 2010.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 4.3% during the nine-month period ended February 28, 2009 compared to 3.25% during the nine-month period ended February 28, 2010.

Net Income (Loss) Attributable to Common Stockholders

After deducting preferred dividends and income attributable to noncontrolling interests, the net loss attributable to common stockholders was $(306,688), or $(0.01) per share, in fiscal year 2010 compared to a net loss attributable to common stockholders of $(137,663), or $(0.01) per share, in fiscal year 2009 for the reasons discussed above.

Three Month Period Ended February 28, 2010 Compared to Three Month Period Ended February 28, 2009

Sales
Sales for fiscal year 2010 were $3,544,522 compared to $3,924,502 in fiscal year 2009 for a decrease of $379,980.  Sales to Greystone’s major customer were approximately 72% of total sales in fiscal year 2010 compared to 76% in fiscal year 2009.  Sales to new customers in fiscal year 2010 were approximately 18% of total sales.

Cost of Sales

Cost of sales in fiscal year 2010 was $2,958,816, or 83% of sales, compared to $3,393,052, or 86% of sales in fiscal year 2009.  This decrease in cost of sales as a percentage of total sales is primarily due to the variability of the product lines sold in the respective periods with products having higher profit margins being realized in fiscal year 2010.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2010 were $460,620 compared to $451,431 in fiscal year 2009 for a decrease of $9,189.

Other Income

Other income decreased $10,667 from $16,000 in fiscal year 2009 to $5,333 in fiscal year 2010.  Other income in each period results from the recognition of deferred income.  The amortization was completed in fiscal year 2010.

Interest Expense

Interest expense increased $1,606 from $205,111 in fiscal year 2009 to $206,717 in fiscal year 2010.  Greystone’s cost of debt is primarily based upon variable rates of interest tied to the prime rate of interest.  The average prime rate of interest was 3.375% during the three-month period ended February 28, 2009 compared to 3.25% during the three-month period ended February 28, 2010.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to noncontrolling interests, the net loss attributable to common stockholders was $(177,106), or $(0.01) per share, in fiscal year 2010 compared to $(209,120), or $(0.01) per share, in fiscal year 2009 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the nine months period ended February 28, 2010. To provide for the additional cash that might be necessary to meet Greystone's contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the nine months ended February 28, 2010 is as follows:

Cash provided by operating activities	$1,446,926

Cash used in investing activities	(236,984)

Cash used in financing activities	(1,049,508)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$11,676,726	$8,823,714	$769,654	$522,765	$1,560,593

Greystone had a working capital deficit of $13,071,465 at February 28, 2010, which includes the current portion of long-term debt of $8,823,714 and accounts payable and accrued liabilities of $3,554,403. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing.  There is no assurance that Greystone will secure such financing.

Substantially all of the financing that Greystone has received through February 28, 2010 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2009, Greystone's Chief Executive Officer and Robert H. Nelson, Greystone’s former Chief Financial Officer who resigned effective October 24, 2009, identified three material weaknesses.  During fiscal year 2010, Greystone implemented procedures to correct one of the material weaknesses. As a result of the remaining two material weaknesses, Greystone’s CEO and Interim Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of February 28, 2010. The material weaknesses as of February 28, 2010 were as follows:
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

During the quarter ended February 28, 2010, except as noted in the previous paragraph, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

31.2
Certification of Interim Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 19, 2010	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer