Form 10-K
period 2010-05-31
GREYSTONE LOGISTICS, INC.
filed 2010-09-14
CIK 1088413

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010

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

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐   No ☒

 As of November 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $2,525,739 ($.16/share).

As of August 31, 2010, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREYSTONE LOGISTICS, INC.
FORM 10-K

PART I.

Item 1.	Business.

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

Current Business

Products

Greystone's primary business is manufacturing and selling high quality, recycled plastic pallets through its wholly owned subsidiary, GSM. As of May 31, 2010, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

GSM's product line as of May 31, 2010 consists of the following:

•	40” X 32” rackable pallet,

•	37” X 37” rackable pallet,

•	48” X 40” rackable pallet,

•	48” X 44” rackable pallet,

•	48” X 40” nestable pallet,

•	24”X 24” display pallet,

•	48”X 40” monoblock (one-piece) pallet,

•	48”X 45” stackable pallet, and

•	120cm X 100cm nestable pallet.

As of May 31, 2010, GSM was also marketing the following pallets:

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

•	Mid-duty Flat Deck – This pallet is the same as the Mid-duty picture frame,(TM) except it has a solid top and weighs 63 lbs.

The principal raw materials used in manufacturing Greystone's plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local, national and international suppliers.

Other Business

In January 2010, Greystone started actively selling excess recycled plastic that has been reprocessed into pellet form. Under an agreement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s President and CEO, Greystone provides the cost of processing raw material into pelletized recycled plastic and purchases the raw material from Yorktown at cost.  Greystone pays 40% of the gross profit, defined as revenue less cost of material and selling commissions, to Yorktown.  Greystone intends to grow the product sales of recycled plastic.

In July 2006, Greystone entered into an agreement with a customer to launch a beta test program involving the lease of a small pool of recycled plastic pallets to be utilized in a closed loop shipping system.  Pursuant to the agreement, Greystone delivered and tracked throughout the logistics cycle sufficient quantities of plastic pallets for use in shipping the customer’s product.  Logistically, the beta test program was successful and worked to both parties’ expectations.  However, due to the low volume and the associated high transportation costs for such low volume, the program was discontinued.  Greystone intends to actively pursue lease customers in such closed loop environments.

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

Until very recently, plastic pallets had not penetrated the market significantly, due in part to their cost.  Heavy duty plastic pallets cost $46 to $100, heavy duty wood pallets typically cost approximately $26, and less sturdy wood pallets typically cost $8 to $11.  As stated in an article in the July 1996 issue of Material Handling Engineering, wood pallets have an estimated useful life of

7 to 10 trips before repair or recycling is required.  A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer.  Heavy duty plastic pallets, as currently manufactured, have a useful life of 60 or more trips, on average.  Greystone’s management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price.

Greystone intends to conduct research on pallet design strength and coefficient of friction and the materials used to make the plastic pallets as required to meet market demands.

Employees

As of May 31, 2010, Greystone had 87 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 66% and 83% of sales for its pallets in fiscal years 2010 and 2009, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Competition

Greystone's primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations.  Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits of its plastic pallets as compared to wood pallets.  Greystone also competes with three large and approximately ten small manufacturers of plastic pallets.  Some of Greystone's competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in such areas of product development, manufacturing and marketing.  However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone a competitive advantage over other plastic pallet manufacturers.

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

Item 3.	Legal Proceedings.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system (OTCBB), under the

symbol "GLGI."   The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:

Quarter Ending	High	Low
Aug. 31, 2008	$0.28	$0.10
Nov. 30, 2008	0.13	0.05
Feb. 28, 2009	0.11	0.04
May 31, 2009	0.28	0.08
Aug. 31, 2009	0.27	0.21
Nov. 30, 2009	0.26	0.16
Feb. 28, 2010	0.19	0.10
May 31, 2010	0.19	0.10

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately September 2, 2010, Greystone had approximately 333 common shareholders of record.

As of approximately September 1, 2010, there were approximately 1,453 beneficial owners (including those holding in street names) of Greystone’s common stock.

Dividends

Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes "forward looking statements" as defined by the Securities and Exchange Commission.  These statements concern Greystone's plans, expectations and objectives for future operations.  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, among others, such things as:

•           expansion and growth of Greystone's business and operations;
•           future financial performance;
•           future acquisitions and developments;
•           potential sales of products;
•           future financing activities; and
•           business strategy.

These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone's business.  However, whether actual results and developments will conform to Greystone's expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors discussed under the section of this Form 10-K entitled "Risk Factors."  In addition, Greystone's historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

Risk Factors

Greystone has attained operating profits and positive cash flow but there is no assurance that it will be able to sustain profitability.

The Company was incorporated on February 24, 1969.  From April 1993 to December 1997, the Company was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, the Company acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Since such time, Greystone incurred losses from operations from its inception through fiscal year 2007.  However, the results of Greystone’s operations for the fiscal years ended May 31, 2010,  2009 and 2008, showed an operating profit and positive cash flows from operations.  There is no assurance that Greystone will maintain a positive gross profit or otherwise obtain funds to finance continued operations.

Greystone's financial statements have been qualified on a going concern basis and Greystone has been unable to secure additional financing necessary to sustain and grow its operations.

Greystone's financial statements have been qualified on a going concern basis principally due to lack of sufficient operating income or long-term financing to achieve Greystone's goal of producing and marketing plastic pallets to compete with wood pallets.  Greystone has funded its operations to date primarily through equity and debt financings  principally guaranteed by its directors.  Greystone may need to raise additional funds to implement any expansion strategy beyond current allocation of cash flows for capital projects and the willingness of its directors to continue providing guarantees.  There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms.  Failure to obtain such additional financing could have a material adverse effect on Greystone.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently accounts for approximately 66% of its sales (83% in fiscal year 2009).  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone's business could be affected by changing or new legislation regarding environmental matters.

Greystone's business is subject to changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of waste (including solid and hazardous waste) or otherwise relating to the protection of the environment.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Greystone's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of Greystone's properties, Greystone may be held liable.  No assurances can be given that additional environmental issues will not require future expenditures.  In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements and disposal fees and limits on the use of plastic products.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures.  Although Greystone believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on it, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect.

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

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 35% of Greystone's outstanding common stock.  Therefore, Greystone's executive officers and directors have the ability to decide the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, an entity that is wholly owned by Greystone's executive officers and directors owns all of Greystone's outstanding 2003 preferred stock.  The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

Certain restricted shares of Greystone will be eligible for sale in the future and are likely to be sold in the future, which could affect the prevailing market price of Greystone's common stock.

Certain of the outstanding shares of Greystone's common stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of Greystone as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire or in the event that the Company files a registration statement relating to such shares.  In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144.  Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale.  A person who is not deemed to have been an affiliate of Greystone at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.  In addition, Greystone has agreed to file a registration statement in connection with some of these outstanding shares of restricted stock.  Sales or the expectation of sales of a substantial number of shares of common stock in the public market by selling shareholders could adversely affect the prevailing market price of the common stock, possibly having a depressive effect on any trading market for the common stock, and may impair Greystone's ability to raise capital at that time through additional sales of its equity securities.

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

Greystone's primary business is the manufacturing and selling of plastic pallets through its wholly owned subsidiary, GSM.  In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an arrangement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s president and CEO.

As of May 31, 2010, Greystone had 87 full-time employees and used temporary personnel as needed.  Greystone's production capacity is about 70,000 plastic pallets per month, or 840,000 per year.  Production levels have generally been governed by sales and will increase as sales dictate.

Greystone has incurred significant losses from operations; however, for the past three years Greystone has produced positive net income and cash flows from operations.  Due to the magnitude of prior losses, we remain highly leveraged and the majority of our bank debt is due within one year.   Due to the uncertain market in which Greystone operates, there is no assurance that Greystone will continue to achieve operating profitability or otherwise obtain funds necessary to finance continued operations.  See "Liquidity and Capital Resources" under this Item 7.

For all years presented, Greystone's effective tax rate is 0%.  From its inception through fiscal year May 31, 2007, Greystone incurred substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  A valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations. Beginning with fiscal year 2008, Greystone has shown profitability.  For fiscal years 2010 and 2009, management has determined that the valuation reserve should offset the amount of any tax benefits. However, management will continue to evaluate the extent that the valuation reserve is needed.  Factors that management will consider, among others, is more diversity in its customer base and improved stability in its sales volumes.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

Sales
Sales were $16,230,555 for fiscal year 2010 compared to $16,690,708 for fiscal year 2009 for a decrease of $460,153. Pallet sales were $15,001,400 in fiscal year 2010 compared to $16,086,438 in fiscal year 2009 for a decrease of $1,085,038. Sales to Greystone’s major customer were approximately 66% of total sales in fiscal year 2010 compared to 83% in fiscal year 2009 or a decline of approximately $2,981,000.  This decrease in pallet sales is partially offset by increases in pallet sales to other customers. Sales of recycled plastic resin were $1,229,155, or 8% of sales, compared to $604,270, or 4% of sales, in fiscal years 2010 and 2009, respectively, for an increase of 624,885.

Cost of Sales

Cost of sales was $13,145,667 (81% of sales) and $13,125,041 (79% of sales) in fiscal years 2010 and 2009, respectively.  The increase in the relationship of cost of sales to sales in fiscal year 2010 is primarily due to increase in manufacturing overhead costs.

Greystone in the normal course of business purchases damaged pallets from its customers for either resale or for regrind.  Purchases from its major customer totaled $857,539 and $1,581,417 for fiscal year 2010 and 2009, respectively.

General and Administrative Expenses

General, selling and administrative expense was $2,058,302 for fiscal year 2010 compared to $1,852,126 for fiscal year 2009 for an increase of $206,176.   This increase is primarily related to commissions and travel costs associated with marketing Greystone’s product lines and an increase in sales commissions.

Other Income

Other income was $304,793 in fiscal year 2010 compared to $187,705 in fiscal year 2009 for an increase of $117,088.  Other income for fiscal year 2010 includes $247,084 resulting from the elimination of a payable pursuant to a deemed breach of a contract and the recognition of previously deferred revenue in the amount of $32,000.  Other income for fiscal year 2009 consists primarily of an insurance settlement stemming from a claim on a business interruption policy in the amount of $132,815 and the recognition of previously deferred revenue in the amount of $48,000.

Interest Expense

Interest expense was $828,059 in fiscal year 2010 compared to $988,845 in fiscal year 2009 for a decrease of $160,786.  The decrease is primarily attributable to a decrease in the average prime rate of interest for fiscal year 2010 to 3.25% compared to 4.04% for fiscal year 2009 and the reduction in long-term debt.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $97,746, or $0.00 per share, in fiscal year 2010 compared to a net income attributable to common stockholders of $481,727, or $0.02 per share, in fiscal year 2009 for the reasons discussed above.

Liquidity and Capital Resources

General

Greystone's cash requirements for operating activities consist principally of accounts receivable, inventory, accounts payable, operating leases and scheduled payments of interest on outstanding indebtedness. Greystone is dependent on outside sources of cash to fund its operations. As of May 31, 2010, revenues from sales remain insufficient to meet current liabilities.

A summary of cash flows for the year ended May 31, 2010 is as follows:

Cash provided by operating activities	$1,308,169

Cash used in investing activities	(342,518)

Cash used in financing activities	(1,076,667)

Long term debt obligations of Greystone as of May 31, 2010 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$11,714,200	$9,005,904	$ 709,503	$ 528,625	$1,470,168

To provide for the funding to meet Greystone's operating activities and contractual obligations for fiscal year 2010, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone has a working capital deficit of $(12,613,621) at May 31, 2010, which includes advances payable to related parties of $851,580, current portion of long-term debt of $9,005,904 and accounts payable and accrued liabilities of $2,961,540.  This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing from traditional financing sources.  There is no assurance that Greystone will secure such financing.

As described below, substantially all of the financing that Greystone has received through May 31, 2010 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

Advances and Loans from Warren Kruger

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal years 2010 and 2009, Mr. Kruger advanced no funds and accepted repayments of $158,500 and $221,418, respectively.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2011. At May 31, 2010, a note payable of $527,716, advances of $851,581 and accrued interest of $428,202 were due to entities owned or controlled by Warren Kruger.

In addition, Greystone has accounts payable to entities owned or controlled by Mr. Kruger in the amount of $434,713 at May 31, 2010.

Loans from F&M Bank

On March 4, 2005, Greystone entered into a loan agreement with GLOG Investment, L.L.C. ("GLOG") and The F&M Bank & Trust Company ("F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.

GLOG, an entity owned by Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, was a party to the loan agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock. The loan agreement provides for a cross default among the revolving loan, the term loan and the GLOG note whereby the bank upon an event of default on any one of the notes, at its discretion, may accelerate payment on all of the notes.  The revolving loan, which bears interest at the bank’s base rate with a minimum of 4.5%, is renewable annually, is currently due on October 15, 2010, and has a balance as of May 31, 2010 of $1,261,000.   Amounts borrowed under the term loan are represented by a promissory note which currently bears interest at the bank’s base rate with a minimum rate of 4.5%,  requires monthly principal payments of $60,577 plus interest, and matures on October 15, 2010.

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

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal and interest until January 15, 2011.  Accrued interest due to Mr. Rosene at May 31, 2010 is $797,280.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of May 31, 2010, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2010 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2010.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified two material weakness.  As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2010.  The material weaknesses are as follows:

(i)
Greystone lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

(ii)
Greystone, at the parent entity level, has limited resources to ensure that necessary internal controls are implemented and followed throughout the company, including its subsidiaries. Because of this limitation with respect to the ability to allocate sufficient resources to internal controls, material misstatements could occur and remain undetected, implementation of new accounting standards could be hindered and risk assessment and monitoring may not be addressed in a timely manner.

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

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2010
Robert B. Rosene, Jr.	Director	2010
William W. Rahhal	Interim Chief Financial Officer Effective January 13, 2010	N/A
Robert H. Nelson	Chief Financial Officer, Resigned Effective October 24, 2009	N/A
Robert Noland	Senior Vice President	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 54 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 56, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Interim Chief Financial Officer

William W. Rahhal, age 69, has been a shareholder and managing officer of Hulme Rahhal Henderson, Inc., Certified Public Accountants, in Ardmore, Oklahoma, since 1988.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Interim Chief Financial Officer, the role in which he currently serves.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.   Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Mr. Rahhal was named Interim Chief Financial Officer effective as of January 13, 2010.

Robert H. Nelson, Chief Financial Officer

From 2001 until joining Greystone's company in 2004, Mr. Robert H. Nelson, age 65, was a financial consultant to the Key Auto Group, a retail automobile dealership chain.  Mr. Nelson served as Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001.  Mr. Nelson has also served as Chief Financial Officer of: United Auto Group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Trace International Holding, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; and Ogden Allied Service and Allied Maintenance Corporation from 1982 to 1987.  Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to PricewaterhouseCoopers from 1970 to 1981.  Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

Mr. Nelson was named Chief Financial Officer effective as of November 1, 2004 and resigned October 24, 2009.

Robert C. Noland, Senior Vice President of Sales and Marketing

Robert C. Noland, Senior Vice President of Sales and Marketing for Greystone Logistics has over 26 years experience in marketing, sales, and sales management. His background has incorporated High Technology Equipment, Global Positioning Software, Logistics, and Transportation.

He has been employed at Greystone for over three years, and he has added numerous Sales Partners to the Greystone team. These associates specialize in selling plastic pallets to an extensive market of Beverage, Industrial and Manufacturing Companies.  He has a Marketing Degree from Kansas State University and an MBA from the University of Arkansas. He resides in Atlanta Georgia, and travels on a frequent basis to support Greystone’s sales partners.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee.  As of May 31, 2010, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to the Company's officers and directors.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2010, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2010 were complied with on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings
Warren F. Kruger, President and Chief Executive Officer	2010 2009	$120,000 $120,000	-0- -0-	-0- 250,000	120,000 1 120,000 1
Robert H. Nelson, Chief Financial Officer, through 10/24/2009	2010 2009	$ 12,692 $ 30,000	-0- -0-	-0- -0-
William W. Rahhal, Interim Chief Financial Officer, effective 1/13/2010	2010	$ 26,077
Robert Noland Senior Vice President	2010 2009	$130,000 $130,000	-0- -0-	-0- -0-

1  Mr. Kruger voluntarily decided to forgo half of his salary beginning in fiscal year 2006.  Greystone has agreed to pay such deferred compensation upon separation of his services from Greystone.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2010:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date

Warren F. Kruger	100,000 25,000 150,000 187,500	-0- -0- -0- 62,500	$3.125 $1.60 $0.55 $0.40	4/11/2012 6/26/2012 4/1/2013 2/28/2014

William W. Rahhal	100,000	-0-	$0.55	4/1/2013

Robert Noland	150,000	50,000	$0.40	2/28/2014

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2010, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2010:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,970,000	$1.01	18,005,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,970,000	$1.01	18,005,000

Security Ownership of Certain Beneficial Owners and Management

As of August 31, 2010, Greystone had 26,111,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2010, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and officers, and (iii) all of Greystone's directors and officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
GLOG Investment, L.L.C. 1613 E. 15th Street Tulsa, OK 74160	3,333,333(3)	11.3%
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,023,388(4)	33.5%

William W. Rahhal Interim Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	152,883(5)	0.6%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	6,179,284(6)	20.9%
Robert H. Nelson Chief Financial Officer, until 10/14/09 1613 E. 15th Street Tulsa, OK 74120	285,714 (7)	1.1%
Robert C. Noland Senior Vice President of Sales and Marketing 1613 East 15th Street Tulsa, OK 74120	150,000(8)	0.6%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,436,029(9)	5.4%
All Directors & Officers as a Group 5 persons)	13,457,936(10)	44.5%
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

(4)
The total includes: (i) 6,201,755 shares of common stock beneficially owned directly by Warren Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 462,500 shares of common stock that Warren Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Warren Kruger holds as custodian for minor children; and (vii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(5)
The total includes: (i) 52,883 shares of common stock that William Rahhal which owns as a joint tenant and (ii) 100,000 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(6)
The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 75,000 shares of common stock that Robert Rosene has the right to acquire with options; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG, Robert Rosene is also deemed to beneficially own the shares directly owned by GLOG.

(7)	The total includes 285,714 shares of common stock beneficially owned by Mr. Nelson's wife, of which he disclaims any interest.

(8)	The total includes 150,000 shares of common stock that Robert Noland has the right to acquire in connection with options.

(9)
The total includes: (i) 1,061,029 shares of common stock beneficially owned directly by William Pritchard; and (ii) 375,000 shares of common stock that William Pritchard has the right to acquire with options.

(10)
The total includes: (i) 9,051,389 outstanding shares; (ii) 787,500 shares issuable upon exercise of vested stock options; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans and Advances

For information regarding loans from Warren Kruger, see "Loans from Warren Kruger" under the heading "Liquidity and Capital Resources" in Item 7 of this Form10-K.

For information regarding an advance from Robert Rosene, see "Advances and Loans from Robert Rosene" under the heading "Liquidity and Capital Resources" in Item 7 of this Form10-K.

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

Other Transactions

For information relating to a Purchase Agreement and Bill of Sale and related Pallet Molds Lease Agreement entered into with Yorktown Management & Financial Services, LLC, an entity wholly owned by the Company’s CEO and President, see “Recent Transactions” under Item 1 of this Form 10-K.  Greystone completed this transaction with Yorktown, in part, to alleviate the working capital requirements in maintaining raw material inventory, by purchasing raw material as it is used in the production process During fiscal years 2010 and 2009, GSM raw material purchases from Yorktown totaled $3,814,115 and $5,281,519, respectively.

In addition, GSM pays rental to Yorktown for certain pallet molds at the rate of $1.00 per pallet.  During fiscal years 2010 and 2009, GSM paid or accrued $42,888 and $110,597, respectively, in rentals for use of certain pallet molds.  Commencing in fiscal year 2010, GSM pays 40% of the gross profit, defined as revenue less cost of material and sales commissions, on sales of recycled resin to Yorktown.  Such fees paid or accrued in fiscal year 2010 were $91,532.

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

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2010 and May 31, 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees

Audit Fees(1)	$85,000	$85,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$85,000	$85,000
________________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2010 and May 31, 2009, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Consolidated Financial Statements

The financial statements required under this item are included in Item 8 of Part II.

(2)           Schedules

None.

(3)           Exhibits

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

10.12**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

10.13
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.14
Promissory Note dated November 30, 2004, in the amount of $1,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

Exhibit No.	Description

10.15
Term Note dated March 4, 2005, in the amount of $5,500,000 issued by Greystone Manufacturing, L.L.C., to The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.16
Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.17
Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.18	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.19
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.20
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.21
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.22
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

Exhibit No.	Description

10.23
Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.24
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.25
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.26
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

10.27
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: 09/14/10	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 09/14/10	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Date: 09/14/10	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr.
Director

Date: 09/14/10	/s/ William W. Rahhal
William W. Rahhal
Interim Chief Financial Officer

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2010, included in Item 9A. and, accordingly, we do not express an opinion thereon.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Greystone Logistics, Inc. changed its method of accounting for non-controlling interests as of June 1, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At May 31, 2010, the Company has a stockholders' deficit of $7,681,536 and a working capital deficit of $12,613,621.  These deficits raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ HOGANTAYLOR LLP

Tulsa, Oklahoma
September 14, 2010

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheet
May 31, 2010
	May 31,
	2010	2009
Assets
Current Assets:
Cash	$163,749	$274,765
Accounts receivable, net of allowance for doubtful accounts of $-0- and $60,578 at May 31, 2010 and 2009, respectively	1,605,160	952,352
Inventory	649,943	1,061,569
Prepaid expenses	68,673	67,382
Total Current Assets	2,487,525	2,356,068

Property, Plant and Equipment, net of accumulated depreciation	7,545,205	8,208,888

Other Assets:
Intangible assets, net of accumulated amortization	95,176	103,655

Total Assets	$10,127,906	$10,668,611

Liabilities and Deficit

Current Liabilities:
Current portion of long-term debt	$9,005,904	$9,339,343
Advances payable - related party	851,581	1,010,081
Accounts payable and accrued expenses	1,301,344	1,158,513
Accounts payable and accrued expenses - related parties	1,660,195	1,834,352
Preferred dividends payable	2,282,122	1,958,012
Total Current Liabilities	15,101,146	15,300,301

Long-Term Debt, net of current portion	2,708,296	3,249,953
Deferred Income	—	32,000

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	53,017,317	52,921,349
Accumulated deficit	(61,527,891)	(61,625,637)
Total Greystone Stockholders' Deficit	(8,507,958)	(8,701,672)
Non-controlling interest	826,422	788,029
Total Deficit	(7,681,536)	(7,913,643)

Total Liabilities and Deficit	$10,127,906	$10,668,611

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended May 31,
	2010	2009

Sales	$16,230,555	$16,690,708

Cost of Sales	13,145,667	13,125,041

Gross Profit	3,084,888	3,565,667

General, Selling and Administration Expenses	2,058,302	1,852,126

Operating Income	1,026,586	1,713,541

Other Income (Expense):
Other income	304,793	187,705
Interest expense	(828,059)	(988,845)
Total Other Expense, net	(523,266)	(801,140)

Net Income	503,320	912,401

Less: Income Attributable to Non-Controlling Interest	(81,464)	(70,161)

Preferred Dividends	(324,110)	(360,513)

Net Income Attributable to Common Stockholders	$97,746	$481,727

Income Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.00	$0.02

Weighted Average Shares of Common Stock Outstanding
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

					Additional		Total	Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balances, May 31, 2008	50,000	$5	26,111,201	$2,611	$52,825,381	$(62,107,364)	$(9,279,367)	$708,872	$(8,570,495)

Stock based compensation	—	—	—	—	95,968	—	95,968	—	95,968

Preferred dividends accrued	—	—	—	—	—	(360,513)	(360,513)	—	(360,513)

Non-controlling interest contribution	—	—	—	—	—	—	—	8,996	8,996

Income attributable to non-controlling interest	—	—	—	—	—	—	—	70,161	70,161

Income attributable to Greystone Logistics, Inc.	—	—	—	—	—	842,240	842,240	—	842,240

Balances, May 31, 2009	50,000	5	26,111,201	2,611	52,921,349	(61,625,637)	(8,701,672)	788,029	(7,913,643)

Stock based compensation	—	—	—	—	95,968	—	95,968	—	95,968

Preferred dividends accrued	—	—	—	—	—	(324,110)	(324,110)	—	(324,110)

Non-controlling interest distribution	—	—	—	—	—	—	—	(43,071)	(43,071)

Income attributable to non-controlling interest	—	—	—	—	—	—	—	81,464	81,464

Income attributalble to Greystone Logistics, Inc.	—	—	—	—	—	421,856	421,856	—	421,856

Balances, May 31, 2010	50,000	$5	26,111,201	$2,611	$53,017,317	$(61,527,891)	$(8,507,958)	$826,422	$(7,681,536)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$503,320	$912,401
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,017,690	975,577
Stock based compensation	95,968	95,968
Allowance for doubtful accounts	—	60,578
Changes in accounts receivable	(652,808)	274,018
Changes in inventory	411,626	(162,084)
Changes in prepaid expenses	(1,291)	(6,268)
Changes in accounts payable and accrued expenses	(31,326)	(882,311)
Other	(35,010)	(44,705)
Net cash provided by operating activities	1,308,169	1,223,174

Cash Flows from Investing Activities:
Purchase of property and equipment	(342,518)	(294,259)
Net cash used in investing activities	(342,518)	(294,259)

Cash Flows from Financing Activities:
Proceeds from notes and advances payable	300,000	376,092
Payments on notes and advances payable	(1,333,596)	(1,240,539)
Non-controlling interest contribution (distribution)	(43,071)	8,996
Cash used in financing activities	(1,076,667)	(855,451)

Net Increase (Decrease) in Cash	(111,016)	73,464
Cash, beginning of year	274,765	201,301

Cash, end of year	$163,749	$274,765

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2010 and 2009

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. ("Greystone") through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC ("GSM"), and Plastic Pallet Production, Inc. ("PPP"), is engaged in the manufacture and marketing of plastic pallets and grinding, pelletizing and selling recycled plastic resin.  The recycling of plastic resin is accomplished through an agreement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren F. Kruger, Greystone’s president and CEO.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Greystone and its subsidiaries and variable interests.  All material intercompany accounts and transactions have been eliminated.

Greystone consolidates all entities that it controls by ownership of a majority voting interest as well as variable interest entities for which Greystone is the primary beneficiary. In determining if Greystone is the primary beneficiary of variable interest entities includes an assessment of Greystone’s level of involvement in setting up the entity, determining if the activities of the entity are substantially conducted on behalf of Greystone, determining whether Greystone provides more than half of the subordinated financial support to the entity, and determining if Greystone absorbs the majority of the entity's expected losses or returns.

Greystone also consolidates Greystone Properties, LLC, which is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  Messrs. Kruger and Rosene have personally guaranteed the mortgage note payable of Greystone Properties.

Use of Estimates

The preparation of Greystone's financial statements in conformity with accounting principles generally accepted in the United States of America requires Greystone's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ materially from those estimates.

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

Stock Options

The grant-date fair value of stock options and other equity-based compensation issued to employees is amortized over the vesting period of the award as compensation cost.  The fair value of new option grants is estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, dividend yields and expected holding periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income  available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2010 and 2009, convertible preferred stock, warrants and stock options are not considered as their effect is antidilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for Greystone in fiscal years beginning after December 15, 2009.  Greystone adopted this statement effective June 1, 2009.

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

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  Greystone has achieved profitability from operations and currently, management believes that Greystone has the capacity to produce sufficient plastic pallets to maintain such profitability.  However, Greystone is currently dependent on one customer. Sales to this major customer were approximately 66% of its sales in fiscal year 2010 (83% in fiscal year 2009). To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees on debt in order to attain its business plan and continue to achieve profitable operations.  Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees on bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing.  Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

Note 3.	INVENTORY

Inventory consists of the following as of May 31:

	2010	2009
Raw materials	$331,539	$376,328
Finished goods	318,404	685,241

Total inventory	$649,943	$1,061,569

Note 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment is as follows, as of May 31:

	2010	2009
Production machinery and equipment	$7,777,025	$7,827,149
Building and land	4,809,713	4,803,368
Furniture and fixtures	141,988	235,856
	12,728,726	12,866,373
Less: accumulated depreciation	(5,183,521)	(4,657,485)

	$7,545,205	$8,208,888

Depreciation expense for the years ended May 31, 2010 and 2009 is $1,006,201 and $964,087, respectively.

Note 5.	OTHER ASSETS

Other assets consist of the following as of May 31:

	2010	2009
Patents	$190,738	$190,738
Deposits	3,273	263
Accumulated amortization	(98,835)	(87,346)

Total	$95,176	$103,655

Amortization of intangibles was $11,489 and $11,490 for 2010 and 2009, respectively.  Future amortization will be $11,490 per year for the next five fiscal years and $34,453 thereafter.

Note 6.	LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2010	2009
Note payable to F&M Bank & Trust Company, bank’s base rate of interest but not less than 4.5%, due October, 15, 2010, payable in monthly installments of $60,577 plus interest	$4,600,075	$4,705,846

Note payable to F&M Bank & Trust Company, bank’s base rate of interest but not less than 4.5%, due October 15, 2010	1,261,000	1,461,000

Mortgage payable to Greystone Plastics, Inc., 7% interest, due September 7, 2018, payable in monthly installments of $13,889 plus accrued interest, secured by building	1,402,738	1,569,417

Mortgage payable to Kansas City Life Insurance, 6.25% interest, due July 1, 2014, payable in monthly installments of $10,781, secured by building	1,213,877	1,265,616

Note payable to BancFirst, prime rate of interest plus 1%, due July 1, 2012 payable in monthly installments of $14,858, secured by equipment	348,209	507,676

Note payable to F&M Bank & Trust Company, prime rate of interest, due March 15, 2011, payable in monthly installments of $12,205	98,164	237,063

Note payable to Robert Rosene, 7.5% interest, due January15, 2011, unsecured	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2011, unsecured	527,716	527,716

Other	196,421	248,962

Total	11,714,200	12,589,296

Less: Current portion	9,005,904	9,339,343

Long-term debt	$2,708,296	$3,249,953

The prime rate of interest as of May 31, 2010 was 3.25%.

The notes payable to F&M Bank and Trust Company are secured by Greystone's property and equipment, accounts receivable and cash balances. The loans are guaranteed by the directors of Greystone in effect at May 31, 2010.

Maturities of long-term debt for the five years after May 31, 2010 are $9,005,904, $437,315, $272,188, $276,859 and $251,766 with $1,470,168 payable thereafter.

Note 7.	RELATED PARTY TRANSACTIONS

Transactions with Warren Kruger, Chairman

Yorktown Management & Services LLC, an entity owned by Warren Kruger, Chairman and CEO, sells plastic raw material to GSM primarily as a sole provider. During fiscal years 2010 and 2009, GSM’s raw material purchases from Yorktown totaled $3,814,115 and $5,281,519, respectively.

GSM pays rental to Yorktown for certain pallet molds at the rate of $1.00 per pallet.  During fiscal years 2010 and 2009, GSM paid or accrued $42,888 and $110,597, respectively, in rentals for use of certain pallet molds.  GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an agreement with Yorktown by which, Yorktown acquires the raw material, sells the raw material to GSM at its cost and receives 40% of the gross profit which is defined under the agreement as revenue less cost of material and sales expenses. Such fees paid or accrued to Yorktown in fiscal year 2010 were $91,532.

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal years 2010 and 2009, Mr. Kruger advanced no funds and accepted repayments of $158,500 and $221,418, respectively.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2011. At May 31, 2010, a note payable of $527,716, advances of $851,581 and accrued interest of $428,202 were due to entities owned or controlled by Warren Kruger.

In addition, Greystone has accounts payable to entities owned or controlled by Mr. Kruger in the amount of $434,713 at May 31, 2010.

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

Transactions with Robert Rosene, Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal and accrued interest thereon until January 15, 2011.  Accrued interest due to Mr. Rosene at May 31, 2010 is $797,280.

Note 8.	FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2010 and 2009 are as follows:
	2010	2009
Deferred Tax Assets:
Net operating loss	$2,364,568	$2,436,452
Amortization of intangibles	1,156,403	1,297,563
Deferred compensation accrual	170,000	129,200
Depreciation, financial reporting in excess of tax	20,623	34,112
Provision for doubtful accounts	—	20,597

Total deferred tax assets	3,711,594	3,917,924
Less: Valuation allowance	(3,711,594)	(3,917,924)
Total	$—	$—

Management has provided a valuation allowance for the full amount of the deferred tax asset due to the uncertainty regarding Greystone’s ability to continue to maintain profitability from its operations.  While management anticipates that the products being developed will improve profitability and, as a result, some or all of the deferred assets would ultimately be realized. Greystone has not yet reached sufficient reliability on product acceptance and marketability to reduce the valuation allowance.

The net change in deferred taxes for the year ended May 31, 2010 and 2009 is as follows:

	2010	2009
Net operating loss	$(71,884)	$(342,606)
Depreciation of property and equipment	(13,489)	(25,264)
Amortization of intangibles	(141,160)	(141,319)
Deferred compensation accrual	40,800	129,200
Allowance for doubtful accounts	(20,597)	20,597
Change in valuation allowance	206,330	359,392
Total	$—	$—

Greystone's effective tax rate for the years ended May 31, 2010 and 2009  differs from the federal statutory rate as follows:

	2010	2009
Tax provision using statutory rates	$143,431	$286,362
Net change in valuation allowance	(206,330)	(359,392)
Compensation cost of stock options	32,629	32,629
Other	30,270	40,401
Tax provision, per financial statements	$—	$—

Greystone has a net operating loss (NOL) for Federal income tax purposes at May 31, 2010 of $29,290,000 expiring in fiscal year 2012 through fiscal year 2029 of which $6,612,000 is management’s estimate of the usable amount  Pursuant to Internal Revenue Code Section 382 and due to a change in control of Greystone during the fiscal year ended May 31, 2005, the utilization of operating losses accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

Cumulative as of May 31, 2005	$2,177,000	2012 through 2025
Year ending May 31, 2006	1,557,000	2026
Year ending May 31, 2007	2,878,000	2027

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Greystone recognizes interest related to income taxes as interest expense and penalties as operating expenses.  The statute of limitations has not expired for federal income tax returns for fiscal years 2005 through 2010.

Note 9.	STOCKHOLDERS' EQUITY

Warrants

A summary of outstanding warrants for the years ending May 31, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Beginning of year	5,262,914	$0.56	5,262,914	$0.56
Retirements	5,262,914	$0.56	—	—
End of year	—	$—	5,262,914	$0.56

Common Stock

Effective April 29, 2009, Greystone issued 50,000 shares of common stock in exchange for services.  The issuance was valued at the market value of the stock on the date of issue or $12,500.

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

Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.  Greystone has accrued preferred stock dividends of $2,282,122 and $1,958,012 as of May 31, 2010 and 2009, respectively.  The holder of the preferred stock waived its right to compounded dividends on unpaid interest during the period from March 4, 2005 through May 31, 2010, totaling approximately $585,000.

Note 10.	STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 18,005,000 are available for grant as of May 31, 2010. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal year 2001 were 100% vested at the date of grant. Following is a summary of option activity for the two years ended May 31, 2010:

	Number	Exercise Price	Fair Value	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, May 31, 2008	2,970,000	$0.84
Outstanding, May 31, 2009	2,970,000	$0.84
Cancelled in fiscal year 2010	(1,000,000)	—
Outstanding, May 31, 2010	1,970,000	$1.01		3.1
Exercisable, May 31, 2010	1,707,500	$1.10		3.0
Non-vested options, May 31, 2008	787,500	$0.40	$0.37	5.8	$291,375
Options vested in fiscal year 2009	262,500	$0.40	$0.37		$97,125
Non-vested options, May 31, 2009	525,000	$0.40	$0.37	4.8	$194,250
Options vested in fiscal year 2010	262,500	$0.40	$0.37		$97,125
Non-vested options, May 31, 2010	262,500	$0.40	$0.37	3.8	$97,125

Share-based compensation cost was $95,968 for each of fiscal years 2010 and 2009.  As of May 31, 2010, there is a total of $76,604 of unrecognized compensation expense related to non-vested share-based compensation for the management grants. That cost is expected to be recognized in fiscal year 2011.

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

Note 12.	SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2010	2009
Non-cash activities:
Preferred dividend accrual	$324,110	$360,513
Supplemental information:
Interest paid	473,154	651,915
Taxes paid	—	—

Note 13.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject Greystone to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits.  As of May 31, 2010, Greystone’s bank balances were within federally insured limits.

For the fiscal year ended May 31, 2010 and 2009, one customer accounted for approximately 66% and 83% of sales, respectively. The account receivable from this customer at May 31, 2010 totaled $629,968.

As of the fiscal year ended May 31, 2010 and 2009, Greystone purchased 100% of its raw materials from Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Chairman and CEO.   However, the raw materials for Greystone’s products are readily available and may be purchased from other suppliers.

Note 14.	OPERATING LEASE

Rental expense on operating lease totaled $73,200 and $36,600 during 2010 and 2009, respectively.  The equipment lease is between Yorktown Management, a company owned by Warren Kruger, is dated March 1, 2009 and has a term of 36 months.  The lease has remaining lease payments of $73,200 and $36,600 for fiscal years 2011 and 2012, respectively.

Effective January 1, 2009, Greystone entered into a lease agreement to produce, at a stated rental cost by product, mid-duty pallets using the lessor’s equipment with a minimum monthly commitment of $25,000.  The lease has a term of one year with the option of renewing or terminating the lease at the end of each year.  The lease was renewed for another year effective January 1, 2010.

Note 15.	VARIABLE INTEREST ENTITY

Greystone Properties, LLC is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  It was created solely to own and lease one of the two buildings GSM occupies in Bettendorf, Iowa. The lease terms are based on factors other than the lease’s market value and the outstanding mortgage on the building is guaranteed by Greystone’s President and CEO.

The building, having a carrying value of $1,765,960 and $1,816,040 at May 31, 2010 and 2009, respectively, serves as collateral for Greystone Properties’ debt.  The debt has a carrying value of $1,213,877 and $1,265,616 at May 31, 2010 and 2009, respectively, and has no recourse to the general credit of Greystone.

Note 16.	RETIRMENT PLAN

Greystone sponsors a retirement plan for the benefit of all eligible employees. The retirement plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deferred contributions. The retirement plan provides that Greystone may elect to make employer-matching contributions equal to a percentage of each participant’s voluntary contribution and may also elect to make profit sharing contributions. Greystone has never made any matching or profit sharing contributions to the retirement plan.