Form 10-Q
period 2010-08-31
GREYSTONE LOGISTICS, INC.
filed 2010-10-20
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma 74120

(Address of principal executive offices)     (Zip Code)

(918) 583-7441

(Registrant’s telephone number, including area code)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:      October 12, 2010 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2010	2010
Assets	(Unaudited)
Current Assets:
Cash	$234,646	$163,749
Accounts receivable	1,213,142	1,605,160
Inventory	914,132	649,943
Prepaid expenses and other	51,812	68,673
Total Current Assets	2,413,732	2,487,525

Property, Plant and Equipment, net of accumulated depreciation of $5,141,988 and $4,885,135 at August 31, 2010 and May 31, 2010, respectively	6,105,116	5,779,245

Assets of Greystone Properties, LLC, net of accumulated depreciation of $310,906 and $298,386 at August 31, 2010 and May 31, 2010	1,753,440	1,765,960

Other Assets	96,053	95,176

Total Assets	$10,368,341	$10,127,906

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$8,854,631	$8,950,837
Advances payable - related party	817,080	851,581
Current portion of Greystone Properties, LLC long-term debt	55,932	55,067
Accounts payable and accrued expenses	2,059,881	1,301,344
Accounts payable and accrued expenses - related parties	1,772,900	1,660,195
Preferred dividends payable	2,364,040	2,282,122
Total Current Liabilities	15,924,464	15,101,146

Long-Term Debt, net of current portion	1,456,483	1,549,486
Long-Term Debt of Greystone Properties, LLC, net of current portion	1,144,498	1,158,810

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	53,041,309	53,017,317
Accumulated deficit	(62,048,043)	(61,527,891)
Total Greystone Stockholders’ Deficit	(9,004,118)	(8,507,958)
Non-controlling interest	847,014	826,422
Total Deficit	(8,157,104)	(7,681,536)

Total Liabilities and Stockholders’ Deficit	$10,368,341	$10,127,906

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,
	2010	2009

Sales	$4,994,208	$4,376,663

Cost of Sales	4,738,456	3,705,682

Gross Profit	255,752	670,981

General, Selling and Administration Expenses	491,084	539,552

Operating Income (Loss)	(235,332)	131,429

Other Income (Expense):
Other Income	7,650	12,000
Interest Expense	(189,960)	(214,819)
Total Other Expense, net	(182,310)	(202,819)

Net Loss	(417,642)	(71,390)

Less: Income Attributable to Non-controlling Interest	(20,592)	(20,270)

Preferred Dividends	(81,918)	(81,918)

Net Loss Attributable to Common Stockholders	$(520,152)	$(173,578)

Loss Attributable to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended August 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(417,642)	$(71,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	272,246	248,663
Stock-based compensation	23,992	23,992
Recognition of deferred income	—	(12,000)
Changes in receivables	392,018	(897,725)
Changes in inventory	(264,189)	171,363
Changes in prepaid expenses and other	16,861	6,140
Change in other assets	(3,750)	(2,820)
Changes in accounts payable and accrued expenses	481,241	977,647
Net cash provided by operating activities	500,777	443,870

Cash Flows from Investing Activities:
Purchase of property and equipment	(192,724)	(126,245)

Cash Flows from Financing Activities:
Payments on long-term debt and advances to related parties	(223,709)	(341,929)
Payments on Greystone Properties, LLC, long-term debt	(13,447)	(12,634)
Non-controlling interest distribution	—	(43,071)
Net cash used in financing activities	(237,156)	(397,634)

Net Increase (Decrease) in Cash	70,897	(80,009)
Cash, beginning of period	163,749	274,765

Cash, end of period	$234,646	$194,756

Non-cash Activities:
Accrual for purchase of property and equipment	$390,000	$—
Preferred Dividend Accrual	81,918	81,918
Supplemental Information:
Interest Paid	$100,310	$128,511

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2010, and the results of its operations and its cash flows for the three month periods ended August 31, 2010 and 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2010 and the notes thereto included in Greystone’s Form 10-K. The results of operations for the three month periods ended August 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  For each of the three fiscal years ended May 31, 2010, Greystone has net income and currently management believes that Greystone has the capacity to produce sufficient plastic pallets to continue to achieve such profitability.  However, Greystone is currently dependent on one customer. Sales to this major customer were approximately 40% of its sales in fiscal year 2011 (66% in fiscal year 2010). To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees of debt in order to attain its business plan and continue to achieve profitable operations.  Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees of bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing.  Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone’s ability to continue as a going concern.

2.	Earnings Per Share

For the three month periods ended August 31, 2010 and 2009, basic and diluted EPS are the same due to the loss attributable to common stockholders.

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the three month period ended August 31, 2010 as their effect would have been antidilutive:

Options to purchase common stock	1,970,000
Convertible preferred stock	3,333,000
5,303,000

3.	Inventory

Inventory consists of the following:

	August 31, 2010	May 31, 2010
	(Unaudited)

Raw materials	$489,086	$331,539
Finished goods	425,046	318,404

Total inventory	$914,132	$649,943

4.	Variable Interest Entity (VIE)

Effective June 1, 2010, Greystone adopted the Financial Accounting Standards Board’s Accounting Standard Update No. 2009-17 (“ASU 2009-17”), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The scope of this standard is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The consolidated financial statements of Greystone include Greystone Properties, L.L.C. (“Properties”), which is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the board of directors of Greystone.   Messrs. Kruger and Rosene have personally guaranteed the mortgage payable of Properties.  Greystone has no interest in the income or losses of Properties or any obligation to assume the liabilities of Properties. ASU 2009-17 has been retrospectively applied. The balance sheet as of May 31, 2010 reflects the required changes.

Properties owns a building located in Bettendorf, Iowa which is leased to Greystone Manufacturing, LLC under a lease expiring June 30, 2014.  Lease income of Properties for the three month period ended August 31, 2010 of $69,000 is eliminated in the cosolidation against lease expense of Greystone. Lease rentals receivable from Greystone of $294,004 at August 31, 2010 is eliminated in the consolidation against lease rentals payable to Properties.

5.	Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates of comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

6.	Notes Payable

Greystone has two notes payable with F&M Bank in the amounts of $4,600,075 and $1,261,000 at August 31, 2010, each of which matured on October 15, 2010.  Management is reasonably confident that the maturity dates of both notes will be extended by the bank.

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

References to fiscal year 2011 refer to the three month period ended August 31, 2010.  References to fiscal year 2010 refer to the three month period ended August 31, 2009.

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

In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an arrangement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s President and CEO.  Recycled plastic is reprocessed into pellet form for resale under an agreement with Yorktown Management & Financial Services, L.L.C., whereby Greystone pays the cost of processing raw material into pelletized recycled plastic and purchases its raw material from Yorktown at cost.  Greystone also pays 40% of the gross profit received from third party sales of pelletized recycled plastic, defined as revenue less cost of material and selling commissions, to Yorktown.  Greystone intends to grow the product sales of recycled plastic.

Greystone’s sales to one national brewer for fiscal years 2011 and 2010 were approximately 40% and 66% of total sales, respectively.

Personnel

Greystone had approximately 87 and 71 full-time employees as of August 31, 2010 and 2009, respectively.

Taxes

For all years presented, Greystone’s effective tax rate is 0%.  Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statements of operations and a deferred asset on the balance sheet.  However, because of the current uncertainty as to Greystone’s ability to achieve and sustain profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2010, Greystone had no unrecognized tax benefits.

Three Month Period Ended August 31, 2010 Compared to Three Month Period Ended August 31, 2009

Sales

Sales for fiscal year 2011 were $4,994,208 compared to $4,376,663 in fiscal year 2010 for an increase of $617,545.  Greystone’s sales to its major customer in fiscal year 2011 were 40% of total sales compared to 66% of total sales in fiscal year 2010.  Pallet sales were $3,739,631 in fiscal year 2011 compared to $4,376,663 in fiscal year 2010 for a decrease of $637,032.  Sales of recycled plastic resin were approximately $1,255,000 in fiscal year 2011 compared to no sales of recycled resin in fiscal year 2010.

The decline in pallet sales during fiscal year 2011 is primarily attributable to lower sales to Greystone’s major customer.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to partially offset the decline from sales to new pallet customers developed through Greystone’s marketing efforts to broaden and increase its customer base.

Cost of Sales

Cost of sales in fiscal year 2011was $4,738,456, or 95% of sales, compared to $3,705,682, or 85% of sales, in fiscal year 2010.  This increase in cost of sales as a percentage of total sales in fiscal year 2011 compared to fiscal year 2010 is primarily due to an increase of approximately $194,000 in maintenance costs in fiscal year 2011 over fiscal year 2010 and lower profit margins from resin sales compared to pallet sales as a result of the profit-sharing arrangement with Yorktown.  The increase in maintenance costs in fiscal year 2011 is principally due to periodic maintenance on the production line for recycling plastic polyolefin.   Greystone’s payable to Yorktown for profit-sharing was $190,658 at August 31, 2010.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2011 were $491,084 compared to $539,552 in fiscal year 2010 for a decrease of $48,468.

Interest Expense

Interest expense decreased $24,859 from $214,819 in fiscal year 2010 to $189,960 in fiscal year 2011 due to lower average borrowings in fiscal year 2011 compared to fiscal year 2010.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to noncontrolling interests, the net loss attributable to common stockholders was $(520,152), or $(0.02) per share, in fiscal year 2011 compared to $(173,578), or $(0.01) per share, in fiscal year 2010 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the three month period ended August 31, 2010. To provide for the additional cash that might be necessary to meet Greystone’s contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended August 31, 2010 is as follows:

Cash provided by operating activities	$500,777

Cash used in investing activities	(192,724)

Cash used in financing activities	(237,156)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 Years
Long-term debt	$10,311,114	$8,854,631	$547,592	$381,160	$527,731

Greystone had a working capital deficit of $13,510,732 at August 31, 2010, which includes the current portion of long-term debt of $8,854,631 and accounts payable and accrued liabilities of $3,832,781. The working capital deficit at August 31, 2010 increased $897,111 from the working capital deficit of $12,613,621 at May 31, 2010.  The working capital deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing.  There is no assurance that Greystone will secure such financing.

Greystone has two notes payable with F&M Bank in the amounts of $4,600,075 and $1,261,000 at August 31, 2010, each of which matured on October 15, 2010.  Management is reasonably confident that the maturity dates of both notes will be extended by the bank.

Substantially all of the financing that Greystone has received through August 31, 2010 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and through a private placement of common stock completed in March 2005.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2010, which was filed on September 14, 2010.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2010, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Interim Chief Financial Officer, identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and Interim Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of August 31, 2010. The material weaknesses as of August 31, 2010 were as follows:

1. Greystone does not have a risk assessment process for identifying and mitigating risks that financial statements may be materially misstated and lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Greystone’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

2. Greystone has limited resources to ensure that necessary internal controls are implemented and followed throughout the company. Because of this limitation with respect to the ability to allocate sufficient resources to internal controls and the lack of an audit committee and a well-defined communication process, material misstatements could occur and remain undetected, implementation of new accounting standards could be hindered and risk assessment and monitoring may not be addressed in a timely manner.

During the quarter ended August 31, 2010, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

11.1	Computation of Loss per Share is in Note 2 in the Notes to the financial statements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended,

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 20, 2010	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer