Form 10-Q
period 2010-11-30
GREYSTONE LOGISTICS, INC.
filed 2011-01-19
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   January 12, 2011 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2010	2010
Assets	(Unaudited)
Current Assets:
Cash	$174,654	$163,749
Accounts receivable	1,574,484	1,605,160
Inventory	588,596	649,943
Prepaid expenses and other	61,906	68,673
Total Current Assets	2,399,640	2,487,525

Property, Plant and Equipment, net of accumulated depreciation of $5,365,901 and $4,885,135 at November 30, 2010 and
May 31, 2010, respectively	6,070,672	5,779,245

Assets of Greystone Real Estate, LLC, net of accumulated
depreciation of $323,426 and $298,386 at November 30, 2010
and May 31, 2010, respectively	1,740,920	1,765,960

Other Assets, net	86,690	95,176

Total Assets	$10,297,922	$10,127,906

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$9,463,286	$8,950,837
Advances payable - related party	782,580	851,581
Current portion of Greystone Real Estate, LLC long-term debt	56,810	55,067
Accounts payable and accrued expenses	1,945,378	1,301,344
Accounts payable and accrued expenses - related parties	1,744,220	1,660,195
Preferred dividends payable	2,445,067	2,282,122
Total Current Liabilities	16,437,341	15,101,146

Long-Term Debt, net of current portion	1,373,451	1,549,486
Long-Term Debt of Greystone Real Estate, LLC, net of	1,129,962	1,158,810
current portion

Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
50,000 shares issued and outstanding, liquidation preference
of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	53,065,301	53,017,317
Accumulated deficit	(62,578,565)	(61,527,891)
Total Greystone Stockholders' Deficit	(9,510,648)	(8,507,958)
Non-controlling interest	867,816	826,422
Total Deficit	(8,642,832)	(7,681,536)

Total Liabilities and Deficit	$10,297,922	$10,127,906

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended November 30,
	2010	2009

Sales	$10,047,081	$7,626,246

Cost of Sales	9,519,823	6,178,091

Gross Profit	527,258	1,448,155

General, Selling and Administration Expenses	988,781	985,738

Operating Income (Loss)	(461,523)	462,417

Other Income (Expense):
Other Income	7,650	26,667
Interest Expense	(392,462)	(414,983)
Total Other Expense, net	(384,812)	(388,316)

Net Income (Loss)	(846,335)	74,101

Less: Income Attributable to Non-controlling Interest	(41,394)	(40,738)

Preferred Dividends	(162,945)	(162,945)

Net Loss Available to Common Stockholders	$(1,050,674)	$(129,582)

Loss Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2010	2009

Sales	$5,052,873	$3,249,583

Cost of Sales	4,781,367	2,472,409

Gross Profit	271,506	777,174

General, Selling and Administration Expenses	497,697	446,186

Operating Income (Loss)	(226,191)	330,988

Other Income (Expense):
Other Income	—	14,667
Interest Expense	(202,502)	(200,164)
Total Other Expense, net	(202,502)	(185,497)

Net Income (Loss)	(428,693)	145,491

Less: Income Attributable to Non-controlling Interest	(20,802)	(20,468)

Preferred Dividends	(81,027)	(81,027)

Net Income (Loss) Available to Common Stockholders	$(530,522)	$43,996

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.02)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,000	26,111,000
Diluted	26,111,000	26,183,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended November 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(846,335)	$74,101
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	511,552	504,431
Stock-based compensation	47,984	47,984
Recognition of deferred income	—	(26,667)
Changes in accounts receivable	30,676	55,720
Changes in inventory	61,347	347,180
Changes in prepaid expenses and other	6,767	(34,091)
Change in other assets	2,740	(2,300)
Changes in accounts payable and accrued expenses	728,059	72,077
Net cash provided by operating activities	542,790	1,038,435

Cash Flows from Investing Activities:
Purchases of property and equipment	(772,193)	(196,892)

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	500,000	—
Payments on long-term debt	(163,586)	(625,774)
Payments on advances from related parties	(69,001)	(102,438)
Payments on Greystone Real Estate, LLC, long-term debt	(27,105)	(25,466)
Non-controlling interest distribution	—	(43,071)
Net cash provided by (used in) financing activities	240,308	(796,749)

Net Increase in Cash	10,905	44,794
Cash, beginning of period	163,749	274,765

Cash, end of period	$174,654	$319,559

Non-cash Activities:
Preferred Dividend Accrual	$162,945	$162,945
Supplemental Information:
Interest Paid	$198,379	$220,678

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.  Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2010, and the results of its operations for the six and three month periods ended November 30, 2010 and 2009 and its cash flows for the six month periods ended November 30, 2010 and 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2010 and the notes thereto included in Greystone's Form 10-K. The results of operations for the six and three month periods ended November 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  For the fiscal year ended May 31, 2010 and the two previous fiscal years, Greystone has reported net income, although Greystone has incurred losses thus far in fiscal year 2011.  Greystone has the capacity to produce sufficient plastic pallets to achieve profitability.  However, Greystone is currently dependent on one customer. Sales to this major customer were approximately 45% of sales for the six month period ended November 30, 2010 (69% for the six month period ended November 30, 2009). To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees of debt in order to attain its business plan and continue to achieve profitable operations.  Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees of bank loans by its officers and directors. Management continues to seek long-term and/or permanent financing.  Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

2.  Earnings Per Share

For the six month periods ended November 30, 2010 and 2009 and for the three month period ended November 30, 2010, basic and diluted EPS are the same due to the loss attributable to common stockholders.

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the six and three month periods ended November 30, 2010 as their effect would have been antidilutive:

Options to purchase common stock	1,970,000
Convertible preferred stock	3,333,000
5,303,000

3.  Inventory

Inventory consists of the following:

	November 30, 2010	May 31, 2010
(Unaudited)

Raw materials	$ 339,136	$ 331,539

Finished goods	249,460	318,404

Total inventory	$ 588,596	$ 649,943

4.  Variable Interest Entity (VIE)

Effective June 1, 2010, Greystone adopted the Financial Accounting Standards Board’s Accounting Standard Update No. 2009-17 (“ASU 2009-17”), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The scope of this standard is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The consolidated financial statements of Greystone include Greystone Real Estate, L.L.C. (“GRE”), formerly named Greystone Properties, L.L.C., which is owned by Warren Kruger, President and CEO of Greystone, and Robert Rosene, a member of the board of directors of Greystone.  GRE owns a building located in Bettendorf, Iowa which is leased to Greystone Manufacturing, LLC under a lease expiring June 30, 2014. Messrs. Kruger and Rosene have personally guaranteed the mortgage payable of GRE.  Greystone has no interest in the income or losses of GRE or any obligation to assume the liabilities of GRE. ASU 2009-17 has been retrospectively applied. The balance sheet as of May 31, 2010 reflects the required changes.

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

6.  Notes payable

Greystone has two notes payable with F&M Bank in the amounts of $4,590,899 and $1,380,789 which are due on demand.

On October 21, 2010, Robert Rosene, a member of Greystone's board of directors, made a short-term loan to Greystone in the amount of $500,000. The note carries an interest rate of 8% and matures on April 22, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, LLC, or GSM, and Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Real Estate, LLC.  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2011 refer to the six and three month periods ended November 30, 2010, as applicable.  References to fiscal year 2010 refer to the six and three month periods ended November 30, 2009, as applicable.

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

Greystone’s sales to one national brewer for fiscal years 2011 and 2010 were approximately 45% and 69% of total sales, respectively.

Personnel

Greystone had approximately 87 and 71 full-time employees as of November 30, 2010 and 2009, respectively.

Taxes

For all years presented, Greystone's effective tax rate is 0%.  Greystone has generated substantial net operating losses which would normally reflect a tax benefit in the statements of operations and a deferred asset on the balance sheet.  However, because of the current uncertainty as to Greystone's ability to achieve and sustain profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2010, Greystone had no unrecognized tax benefits.

Six Month Period Ended November 30, 2010 Compared to Six Month Period Ended November 30, 2009

Sales

Sales for fiscal year 2011 were $10,047,081 compared to $7,626,246 in fiscal year 2010, for an increase of $2,420,835.  Greystone’s pallet sales to its major customer in fiscal year 2011 were 45% of total sales compared to 69% of total sales in fiscal year 2010.  Pallet sales were $7,304,594 in fiscal year 2011 compared to $7,626,246 in fiscal year 2010 for a decrease of $321,652.  Sales of recycled plastic resin were $2,742,487 in fiscal year 2011 compared to no sales of recycled resin in fiscal year 2010.

The decline in pallet sales to Greystone’s major customer in fiscal year 2011 compared to fiscal year 2010 has been offset by the continued development of new customers.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able offset the decline through sales to new pallet customers developed through Greystone’s marketing efforts to broaden and increase its customer base.

Cost of Sales

Cost of sales in fiscal year 2011 was $9,519,823, or 95% of sales, compared to $6,178,091, or 81% of sales in fiscal year 2010.  The increase in the ratio of cost of sales to sales in fiscal year 2011 over fiscal year 2010 is due to (1) the relationship of manufacturing overhead costs for pallet production to reduced product volume due to one pallet line being under repair during fiscal year 2011, (2) utilization of production labor to maintain and repair equipment during the period of lower pallet production volume and (3) the lower profit margin for recycled plastic resin as compared to the gross margin for pallet sales. The profit margin for resin sales was approximately nil in fiscal year

2011 due to pricing, production costs and the profit sharing fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s management projects a significant increase in resin sales which is anticipated to result in the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $254,000 in fiscal year 2011.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2011 were $988,781 compared to $985,738 in fiscal year 2010 for an increase of $3,043.

Other Income

Other income decreased $19,017 from $26,667 in fiscal year 2010 to $7,650 in fiscal year 2011.  Other income in fiscal year 2010 is from the amortization of deferred income which was fully amortized in fiscal year 2010.

Interest Expense

Interest expense decreased $22,521 from $414,983 in fiscal year 2010 to $392,462 in fiscal year 2011 due to lower average borrowings in fiscal year 2011 compared to fiscal year 2010.

Net Income (Loss)

Greystone recorded net loss of $(846,335) in fiscal year 2011 compared to net income of $74,101 in fiscal year 2010 for the reasons discussed above.

Net Income ( Loss) Available to Common Stockholders

After deducting preferred dividends and income from non-controlling interest, the net loss available to common stockholders was $(1,050,674), or $(0.04) per share, in fiscal year 2011 compared to net loss available to common stockholders of $(129,582), or $(0.01) per share, in fiscal year 2010 for the reasons discussed above.

Three Month Period Ended November 30, 2010 Compared to Three Month Period Ended November 30, 2009

Sales

Sales for fiscal year 2011 were $5,052,873 compared to $3,249,583 in fiscal year 2010 for an increase of $1,803,290.  Greystone’s sales to its major customer in fiscal year 2011 were 43% of total sales compared to 66% of total sales in fiscal year 2010.  Pallet sales were $3,564,963 in fiscal year 2011 compared to $3,249,583 in fiscal year 2010 for an increase of $315,380.  Sales of recycled plastic resin were approximately $1,487,910 in fiscal year 2011 compared to no sales of recycled resin in fiscal year 2010.

The decline in pallet sales to Greystone’s major customer in fiscal year 2011 compared to fiscal year 2010 has been offset by the continued development of new customers.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to offset the decline from sales to new pallet customers developed through Greystone’s marketing efforts to broaden and increase its customer base.

Cost of Sales

Cost of sales in fiscal year 2011was $4,781,367, or 95% of sales, compared to $2,472,409, or 76% of sales, in fiscal year 2010.  The increase in the ratio of cost of sales to sales in fiscal year 2011 over fiscal year 2010 is due to (1) the relationship of fixed manufacturing costs for pallet production to reduced product volume due to one pallet line being under repair during fiscal year 2011, (2) utilization of production labor to maintain and repair equipment during the period of lower pallet production volume and (3) the lower profit margin for recycled plastic resin as compared to the gross margin for pallet sales. The profit margin for resin sales was approximately nil in fiscal year 2011 due to pricing, production costs and the profit sharing fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s management projects a significant increase in resin sales which is anticipated to result in the realization of a positive gross margin.  Yorktown’s share of gross profits from resin sales totaled approximately $160,000 in fiscal year 2011.

General, Selling and Administration Expenses

General, selling and administration expenses for fiscal year 2011 were $497,697 compared to $446,186 in fiscal year 2010 for an increase of $51,511.  The variation in general, selling and administration expenses from fiscal year 2010 to fiscal year 2011 is primarily timing as to costs being incurred.  As noted above in the comparison of the six month periods ended November 30, 2010 and 2009, there is little variation between the two periods.

Interest Expense

Interest expense increased $2,338 from $200,164 in fiscal year 2010 to $202,502 in fiscal year 2011.

Net Income (Loss)

Greystone recorded net loss of $(428,693) in fiscal year 2011 compared to net income of $145,491 in fiscal year 2010 for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net loss attributable to common stockholders was $(530,522), or $(0.02) per share, in fiscal year 2011 compared to net income attributable to common stockholders of  $43,996, or $0.00 per share, in fiscal year 2010 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the six month period ended November 30, 2010. To provide for the additional cash that might be necessary to meet Greystone's contractual obligations, Greystone is exploring various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended November 30, 2010 is as follows:

Cash provided by operating activities	$ 542,790

Cash used in investing activities	(772,193)

Cash provided by financing activities	240,308

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$10,836,737	$9,463,286	$506,226	$381,160	$486,065

Greystone had a working capital deficit of $14,037,701 at November 30, 2010, which includes the current portion of long-term debt of $9,463,286 and accounts payable and accrued liabilities of $3,689,598. The working capital deficit at November 30, 2010 increased $1,424,080 from the working capital deficit of $12,613,621 at May 31, 2010 due primarily to an increase of $728,058 in accounts payable and accrued expenses and an increase of $500,000 in short-term borrowings.  The working capital deficit reflects the uncertain financial condition of Greystone resulting from its limitations on its ability to obtain long-term financing.  There is no assurance that Greystone will secure such long-term financing.

Substantially all of the financing that Greystone has received through November 30, 2010 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and a private placement of common stock completed in March 2005.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2010, which was filed on September 14, 2010.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2010, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Interim Chief Financial Officer, identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and Interim Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of November 30, 2010. The material weaknesses as of November 30, 2010 were as follows:

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

During the quarter ended November 30, 2010, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 19, 2011	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: January 19, 2011	/s/ William W. Rahhal
William W. Rahhal
Interim Chief Financial Officer