Form 10-Q
period 2011-02-28
GREYSTONE LOGISTICS, INC.
filed 2011-04-19
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   April 12, 2011 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 28, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash	$151,043	$163,749
Accounts receivable	1,362,620	1,605,160
Inventory	822,408	649,943
Prepaid expenses and other	69,370	68,673
Total Current Assets	2,405,441	2,487,525

Property, Plant and Equipment, net of accumulated depreciation of $5,158,477 and $4,885,135 at February 28, 2011 and
May 31, 2010, respectively	4,047,714	5,779,245

Assets of Greystone Real Estate, LLC, net of accumulated
depreciation of $817,303 and $298,386 at February 28, 2011
and May 31, 2010	3,878,533	1,765,960

Other Assets, net	85,280	95,176

Total Assets	$10,416,968	$10,127,906

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,557,260	$8,950,837
Notes and advances payable - related parties	1,248,080	851,581
Current portion of Greystone Real Estate, LLC long-term debt	90,206	55,067
Accounts payable and accrued expenses	2,190,478	1,301,344
Accounts payable and accrued expenses - related parties	1,198,048	1,660,195
Preferred dividends payable	2,525,204	2,282,122
Total Current Liabilities	10,809,276	15,101,146

Long-Term Debt, net of current portion	5,336,034	1,549,486
Long-Term Debt of Greystone Real Estate, LLC, net of	3,072,194	1,158,810
current portion

Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized,
50,000 shares issued and outstanding, liquidation preference
of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	53,089,293	53,017,317
Accumulated deficit	(62,797,255)	(61,527,891)
Total Greystone Stockholders' Deficit	(9,705,346)	(8,507,958)
Non-controlling interest	904,810	826,422
Total Deficit	(8,800,536)	(7,681,536)

Total Liabilities and Deficit	$10,416,968	$10,127,906

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended February 28,
	2011	2010

Sales	$14,253,173	$11,170,768

Cost of Sales	13,120,654	9,136,907

Gross Profit	1,132,519	2,033,861

General, Selling and Administration Expenses	1,441,590	1,446,358

Operating Income (Loss)	(309,071)	587,503

Other Income (Expense):
Other Income	2,600	32,000
Interest Expense	(641,423)	(621,700)
Total Other Expense, net	(638,823)	(589,700)

Net Loss	(947,894)	(2,197)

Less: Income Attributable to Non-controlling Interest	(78,388)	(61,409)

Preferred Dividends	(243,082)	(243,082)

Net Loss Available to Common Stockholders	$(1,269,364)	$(306,688)

Loss Available to Common Stockholders Per Share of
Common Stock - Basic and Diluted	$(0.05)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,
	2011	2010

Sales	$4,206,092	$3,544,522

Cost of Sales	3,600,831	2,958,816

Gross Profit	605,261	585,706

General, Selling and Administration Expenses	452,809	460,620

Operating Income	152,452	125,086

Other Income (Expense):
Other	(5,050)	5,333
Interest Expense	(248,960)	(206,717)
Total Other Expense, net	(254,010)	(201,384)

Net Loss	(101,558)	(76,298)

Less: Income Attributable to Non-controlling Interest	(36,994)	(20,671)

Preferred Dividends	(80,137)	(80,137)

Net Loss Available to Common Stockholders	$(218,689)	$(177,106)

Loss Available to Common Stockholders Per Share of
Common Stock - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,000	26,111,000

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended February 28,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(947,894)	$(2,197)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	801,835	758,847
Stock-based compensation	71,976	71,976
Recognition of deferred income	—	(32,000)
Changes in accounts receivable	242,540	(44,426)
Changes in inventory	(172,465)	200,874
Changes in prepaid expenses and other	(697)	(20,835)
Change in other assets	320	(3,780)
Changes in accounts payable and accrued expenses	426,987	561,538
Net cash provided by operating activities	422,602	1,489,997

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,173,301)	(236,984)

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	500,000	—
Payments on notes and advances payable to related parties	(103,501)	(136,938)
Payments on long-term debt	(1,607,029)	(874,070)
Proceeds from loan to Greystone Real Estate, LLC	2,000,000	—
Payments on Greystone Real Estate, LLC, long-term debt	(51,477)	(38,500)
Non-controlling interest distribution	—	(43,071)
Net cash provided by (used in) financing activities	737,993	(1,092,579)

Net Increase (Decrease) in Cash	(12,706)	160,434
Cash, beginning of period	163,749	274,765

Cash, end of period	$151,043	$435,199

Non-cash Investing and Financing Activities:
Preferred Dividend Accrual	$243,082	$243,082
Supplemental Information:
Interest Paid	$336,614	$341,518

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

1.  Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2011, and the results of its operations for the nine and three month periods ended February 28, 2011 and 2010 and its cash flows for the nine month periods ended February 28, 2011 and 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2010 and the notes thereto included in Greystone's Form 10-K. The results of operations for the nine and three month periods ended February 28, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  For the fiscal year ended May 31, 2010 and the two previous fiscal years, Greystone has reported net income, although Greystone has incurred losses thus far in fiscal year 2011.  Greystone believes that it has the capacity to produce sufficient plastic pallets to achieve profitability.  However, Greystone continues to be dependent on one customer. Sales to this major customer were approximately 74% of pallet sales (56% of total sales) for the nine month period ended February 28, 2011 (70%  of pallet sales for the nine month period ended February 28, 2010). To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees of debt in order to attain its business plan and continue to achieve profitable operations.  Historically, management has been successful in financing its operations primarily through short-term loans and personal guarantees of bank loans by its officers and directors. Management has continued to seek long-term and/or permanent financing, and on March 15, 2011, entered into an amended bank loan agreement which provides for a three-year term on Greystone’s primary indebtedness.  While such amendment provided important near-term relief, profitable growth still requires additional capital resources. Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

2.  Earnings Per Share

For the three month periods and  nine month periods ended February 28, 2011 and 2010, basic and diluted EPS are the same due to the loss attributable to common stockholders.

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the nine and three month periods ended February 28, 2011 as their effect would have been antidilutive:

Options to purchase common stock	1,970,000
Convertible preferred stock	3,333,000
5,303,000

3.  Inventory consists of the following:

	February 28,	May 31,
	2011	2010
	(Unaudited)

Raw materials	$128,877	$331,539
Finished goods	693,531	318,404

Total inventory	$822,408	$649,943

4.  Notes payable

Effective March 15, 2011, the loan agreement dated March 4, 2005 by and among Greystone Manufacturing, L.L.C. (GSM), GLOG Investment, L.L.C. and The F&M Bank & Trust Company was amended to renew, consolidate, increase and extend the outstanding GSM loans with the bank in the aggregate amount of $6,097,776, with monthly payments of principal in the amount of $72,593 plus accrued interest, at the interest rate equal to the bank’s base rate subject to a minimum rate of 4.5% and a maturity date of March 13, 2014.  The current portion of long-term debt reflects the debt service requirements of this amended agreement.  The amended agreement includes cross default and cross collateralization provisions with respect to loans between the bank and Greystone; Warren Kruger, President and CEO of Greystone; GLOG Investment, L.L.C., an entity owned by Warren Kruger and Robert Rosene, a member of the board of directors of Greystone; Greystone Real Estate, L.L.C., an entity owned by Warren Kruger and Robert Rosene; and Native American Plastics, L.L.C., an entity owned by an unrelated person which leases certain injection molding equipment to Greystone.

5.  Variable Interest Entity (VIE)

The consolidated financial statements of Greystone include Greystone Real Estate, L.L.C. (“GRE”), formerly named Greystone Properties, L.L.C., an entity owned by Warren Kruger and Robert Rosene.  GRE owns a building located in Bettendorf, Iowa which is leased to Greystone Manufacturing, L.L.C.  Effective January 15, 2011, Greystone Manufacturing, L.L.C. (GSM) entered into a sale and ten-year leaseback transaction with GRE with respect to GSM’s manufacturing facility located in Bettendorf, Iowa.  GRE, a party to the amended loan agreement discussed in Note 4, borrowed $2.0 million to purchase the building from which Greystone retired the pre-existing indebtedness on the facility.

Effective June 1, 2010, Greystone adopted the Financial Accounting Standards Board’s Accounting Standard Update No. 2009-17 (“ASU 2009-17”), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The scope of this standard is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  Adoption of ASU 2009-17 resulted in the separate presentation of GRE’s assets and liabilities in Greystone’s consolidated balance sheet for all periods presented.

7.    Fair Value of Financial Instruments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP, and a variable interest entity, Greystone Real Estate, L.L.C.  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2011 refer to the nine and three month periods ended February 28, 2011, as applicable.  References to fiscal year 2010 refer to the nine and three month periods ended February 28, 2010, as applicable.

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

In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an arrangement with Yorktown Management & Financial Services, L.L.C. (“Yorktown”), an entity owned by Warren Kruger, Greystone’s President and CEO.  Greystone purchases its raw material from Yorktown at cost, processes it into pelletized recycled plastic and sells the pelletized recycled plastic.  Greystone also pays 40% of the gross profit received from third party sales of pelletized recycled plastic, defined as revenue less cost of material and selling commissions, to Yorktown.  Greystone intends to grow the product sales of recycled plastic.

Greystone’s pallet sales to one national brewer for fiscal years 2011 and 2010 were approximately 74% and 70% of total pallet sales, respectively.

Personnel

Greystone had approximately 87 and 71 full-time employees as of February 28, 2011 and 2010, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At February 28, 2011, Greystone had no unrecognized tax benefits.

Nine Month Period Ended February 28, 2011 Compared to Nine Month Period Ended February 28, 2010

Sales
Sales for fiscal year 2011 were $14,253,173 compared to $11,170,768 in fiscal year 2010, for an increase of $3,082,405.  Pallet sales were $10,730,570 in fiscal year 2011 compared to $11,170,768 in fiscal year 2010 for a decrease of $440,198. Greystone’s pallet sales to its major customer in fiscal year 2011 were 74% of total pallet sales compared to 70% of total pallet sales in fiscal year 2010.    Repairs and maintenance of production equipment during the period was the primary reason for the decline in pallet sales.

Sales of recycled plastic resin were $3,522,603 in fiscal year 2011 compared to no sales of recycled resin in fiscal year 2010.

Pallet sales to Greystone’s major customer are generally based on the customer’s needs to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden and increase its customer base.

Cost of Sales

Cost of sales in fiscal year 2011 was $13,120,654, or 92% of sales, compared to $9,136,907, or 82% of sales in fiscal year 2010.  The increase in the ratio of cost of sales to sales in fiscal year 2011 over fiscal year 2010 is due to (1) inelastic labor and manufacturing overhead costs for pallet production during a period of reduced product volume and (2) the lower profit margin for recycled plastic resin as compared to the gross margin for pallet sales. The profit margin for resin sales was approximately nil in fiscal year 2011 due to pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $339,000 in fiscal year 2011.

Other Income

Other income decreased $29,400 from $32,000 in fiscal year 2010 to $2,600 in fiscal year 2011.  Other income in fiscal year 2010 is from the amortization of deferred income which was fully amortized in fiscal year 2010.

Net Loss

Greystone recorded net loss of $(947,894) in fiscal year 2011 compared to $(2,197) in fiscal year 2010 for the reasons discussed above.

Net  Loss Available to Common Stockholders

After deducting preferred dividends and income from non-controlling interest, the net loss available to common stockholders was $(1,269,364), or $(0.05) per share, in fiscal year 2011 compared to net loss available to common stockholders of $(306,688), or $(0.01) per share, in fiscal year 2010 for the reasons discussed above.

Three Month Period Ended February 28, 2011 Compared to Three Month Period Ended February 28, 2010

Sales

Sales for fiscal year 2011 were $4,206,092 compared to $3,544,522 in fiscal year 2010 for an increase of $661,570.  Pallet sales were $3,425,976 in fiscal year 2011 compared to $3,544,522 in fiscal year 2010 for a decrease of $118,546. Greystone’s sales to its major customer in fiscal year 2011 were 69% of total pallet sales compared to 72% of total pallet sales in fiscal year 2010.    Repairs and maintenance of production equipment during the period was the primary reason for the decline in pallet sales.

Sales of recycled plastic resin were approximately $780,116 in fiscal year 2011 compared to no sales of recycled resin in fiscal year 2010.   Recycled plastic resin sales declined $707,794, or 48%, from sales of $1,487,910 during the preceding three month period ended November 30, 2010 due to quality issues with raw materials.  As a result, Greystone implemented additional procedures to verify the quality of purchased raw materials.

Pallet sales to Greystone’s major customer are generally based on the customer’s needs to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden and increase its customer base.

Cost of Sales

Cost of sales in fiscal year 2011was $3,600,831, or 86% of sales, compared to $2,958,816, or 84% of sales, in fiscal year 2010.  The increase in the ratio of cost of sales to sales in fiscal year 2011 over fiscal year 2010 is due to (1) inelastic manufacturing costs for pallet production during a period of reduced product volume and (2) the lower profit margin for recycled plastic resin as compared to the gross margin for pallet sales. The profit margin for resin sales was approximately nil in fiscal year 2011 due to pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $85,000 in fiscal year 2011.

Net Loss

Greystone recorded net loss of $(101,558) in fiscal year 2011 compared to $(76,298) in fiscal year 2010 for the reasons discussed above.

Net Loss Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net loss attributable to common stockholders was $(218,689), or $(0.01) per share, in fiscal year 2011 compared to $(177,106), or $(0.01) per share, in fiscal year 2010 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the nine month period ended February 28, 2011. While the amendment to the loan agreement provided important near-term relief, Greystone will require additional cash to achieve growth and to meet Greystone's contractual obligations, and Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the nine months ended February 28, 2011 is as follows:

Cash provided by operating activities	$422,602

Cash used in investing activities	(1,173,301)

Cash provided by financing activities	737,993

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$8,893,294	$3,557,260	$1,698,213	$3,637,821	$ —

Greystone had a working capital deficit of $8,403,835 at February 28, 2011, which includes the current portion of long-term debt of $3,557,260 and accounts payable and accrued liabilities of $3,388,526. The working capital deficit at February 28, 2011 decreased $4,209,786 from the working capital deficit of $12,613,621 at May 31, 2010 due primarily to the refinancing of loans with F&M Bank.  The working capital deficit reflects the uncertain financial condition of Greystone resulting from its limitations on its ability to obtain long-term financing.  There is no assurance that Greystone will secure such long-term financing.

Substantially all of the financing that Greystone has received through February 28, 2011 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in fiscal years 2001 and 2003 and a private placement of common stock completed in March 2005.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2010, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of February 28, 2011. The material weaknesses as of February 28, 2011 were as follows:

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

During the quarter ended February 28, 2011, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

10.1	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C., and Greystone Real Estate, L.L.C., dated January 18, 2011.

11.1	Computation of Loss per Share is in Note 2 in the Notes to the financial statements.

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

GREYSTONE LOGISTICS, INC.

Date: April 19, 2011	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: April 19, 2011	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer