Form 10-K
period 2011-05-31
GREYSTONE LOGISTICS, INC.
filed 2011-09-16
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [   ] Yes   [X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                              Accelerated filer [   ]
Non-accelerated filer [   ]                                                                Small reporting company  [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [   ]   No [X]

As of November 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,288,800 ($0.09/share).

As of August 26, 2011, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone's primary business is the manufacturing and selling of plastic pallets through one of its wholly owned subsidiaries, Greystone Manufacturing, L.L.C.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President and other employees. As of May 31, 2011, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

GSM's product line as of May 31, 2011 consists of the following:

•	40” X 32” rackable pallet,

•	37” X 37” rackable pallet,

•	44” X 56” rackable pallet,

•	48” X 48” rackable pallet.

•	48” X 40” rackable pallet,

•	48” X 44” rackable pallet,

•	48” X 40” nestable pallet,

•	24”X 24” display pallet,

•	48”X 40” monoblock (one-piece) pallet,

•	48”X 45” stackable pallet,

•	Keg pallet, and

•	120cm X 100cm nestable pallet.

As of May 31, 2011, GSM was also marketing the following pallets:

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

•	Mid-duty(TM) Flat Deck – This pallet is the same as the Mid-duty(TM) picture frame, except it has a solid top and weighs 63 lbs.

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

Infestation is a concern in the wood pallet industry.  According to Virginia Tech's Center for Unit Loan Design Center Tech Note No. 1, dated November 11, 1998, the Asian Longhorn Beetle ("ALB"), a devastating wood boring pest native to China and other Asian countries, has invaded hardwood trees in New York City and Chicago.  The ALB outbreaks have been traced to solid wood packaging materials ("SWPM"), including wood pallets imported from China.  As a result, the USDA Animal and Plant Health Inspection Service have proposed certain interim rules, which include upgrading treatment procedures for SWPM.  These treatments are estimated to increase the cost of SWPM by at least 10%, and some treatments will double the price of SWPM.

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

Employees

As of May 31, 2011, Greystone had 94 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 56% and 66% of sales for its pallets in fiscal years 2011 and 2010, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Greystone leases approximately 3 acres of land in Bettendorf, Iowa and two buildings with a total of 120,000 square feet of manufacturing and warehouse space.  The property is leased from Greystone Real Estate, L.L.C., an entity owned by Warren F. Kruger, Greystone’s President, CEO and a director and Robert B. Rosene, Jr., a director of Greystone.  The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is currently used for grinding, processing and re-pelletizing recycled plastic.

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

Market Information

Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system (OTCBB), under the symbol "GLGI."   The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:

Quarter Ending	High	Low
Aug. 31, 2009	$0.27	$0.21
Nov. 30, 2009	0.26	0.16
Feb. 28, 2010	0.19	0.10
May 31, 2010	0.19	0.10
Aug. 31, 2010	0.16	0.10
Nov. 30, 2010	0.15	0.07
Feb. 28, 2011	0.12	0.04
May 31, 2011	0.13	0.07

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately September 1, 2011, Greystone had approximately 333 common shareholders of record.

As of approximately September 1, 2011, there were approximately 1,453 beneficial owners (including those holding in street names) of Greystone’s common stock.

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

Risk Factors

Greystone has attained operating profits and positive cash flow from operating activities but there is no assurance that it will be able to sustain profitability.

The Company was incorporated on February 24, 1969.  From April 1993 to December 1997, the Company was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, the Company acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Since such time, Greystone incurred losses from operations from its inception through fiscal year 2007.  However, the results of Greystone’s operations for the fiscal years after fiscal year 2007 showed an operating profit and positive cash flows from operations.  There is no assurance that Greystone will maintain a positive operating profit or otherwise obtain funds to finance capital and debt service requirements.

Greystone's financial statements have been qualified on a going concern basis and Greystone has been unable to secure additional financing necessary to sustain and grow its operations.

Greystone's financial statements have been qualified on a going concern basis principally due to lack of sufficient operating income or long-term financing to achieve Greystone's goal of producing and marketing plastic pallets to compete with wood pallets.  Greystone has funded its operations to date primarily through equity and debt financings  principally guaranteed by its directors.  Greystone may need to raise additional funds to implement any expansion strategy beyond the availability of current cash flows and the willingness of its directors to continue providing guarantees.  There can be no assurance that additional financing will be available or, if available, that such financing will be on favorable terms.  Failure to obtain such additional financing could have a material adverse effect on Greystone.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently accounts for approximately 56% of its sales in fiscal year 2011 (66% in fiscal year 2010).  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 35% of Greystone's outstanding common stock.  Therefore, Greystone's executive officers and directors have the ability to decide the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, an entity that is wholly owned by Greystone's directors (including one whom also serves as one of Greystone’s executive officers) owns all of Greystone's outstanding 2003 preferred stock.  The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

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

Greystone has not declared or paid any dividends on its common stock.  Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.   In addition, pursuant to the terms and conditions of certain loan documentation with F&M Bank and the terms and conditions of Greystone's 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM and Plastic Pallet Production, Inc., or PPP, and variable interest entities, Greystone Real Estate, L.L.C. (“GRE”), formerly Greystone Properties, L.L.C., and for fiscal year 2011 GLOG Investment, L.L.C.

Greystone's primary business is the manufacturing and selling of plastic pallets through one of its wholly owned subsidiaries, GSM.  In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an arrangement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s president and CEO.

As of May 31, 2011, Greystone had 94 full-time employees and used temporary personnel as needed.  Greystone's production capacity is about 70,000 plastic pallets per month, or 840,000 per year.  Production levels have generally been governed by sales and will increase as sales dictate.

Prior to fiscal year 2008, Greystone incurred significant losses from operations. For fiscal years 2008 through 2010, Greystone produced positive net income and cash flows from operations. For fiscal year 2011, Greystone had positive income from operations and cash flows from operations but incurred a net loss after deductions for interest expense.  Due to the magnitude of prior losses,

we remain highly leveraged and a substantial portion of our bank debt is due within one year.   Due to the uncertain market in which Greystone operates, there is no assurance that Greystone will continue to achieve operating profitability or otherwise obtain the funds necessary to finance continued operations.  See "Liquidity and Capital Resources" under this Item 7.

For all years presented, Greystone's effective tax rate is 0%.  From its inception through fiscal year May 31, 2007, Greystone incurred substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  A valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations. Beginning with fiscal year 2008 through fiscal year 2010, Greystone has shown profitability.  For fiscal years 2011 and 2010, management has determined that the valuation reserve should offset the amount of any tax benefits. However, management will continue to evaluate the extent that the valuation reserve is needed.  Factors that management will consider, among others, is more diversity in its customer base and improved stability in its sales volumes.

Year Ended May 31, 2011 Compared to Year Ended May 31, 2010

Sales

Sales were $20,501,824 for fiscal year 2011 compared to $16,230,555 for fiscal year 2010 for an increase of $4,271,269. Pallet sales were $15,217,794 in fiscal year 2011 compared to $15,001,400 in fiscal year 2010 for an increase of $216,394. Sales to Greystone’s major customer were approximately 56% of total sales in fiscal year 2011 compared to 66% in fiscal year 2010.  Sales to this major customer in fiscal year 2011 increased approximately $890,000 over fiscal year 2010.  Sales of recycled plastic resin were $5,284,030, or 26% of sales, compared to $1,229,155, or 8% of sales, in fiscal years 2011 and 2010, respectively, for an increase of $4,054,875. The increase in resin sales is part of Greystone’s strategic plan for growth.

Cost of Sales

Cost of sales was $18,357,836 (90% of sales) and $13,145,667 (81% of sales) in fiscal years 2011 and 2010, respectively. The increase in the ratio of cost of sales to sales in fiscal year 2011 over fiscal year 2010 is due to (1) an increase during fiscal year 2011 of approximately $0.05 per pound for raw material prices and an increase of approximately $640,000 over fiscal year 2010 for repairs on the production equipment including injection molding machines, grinders and pelletizing equipment and (2) the lower profit margin for recycled plastic resin as compared to the gross margin for pallet sales. The profit margin for resin sales was approximately nil in fiscal years 2011 and 2010 due to pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Due to the inflexible production costs for resin, increased production and sales are expected to result in lower per unit costs. Yorktown’s share of gross profits from resin sales totaled approximately $359,000 in fiscal year 2011.

During fiscal year 2012, Greystone will begin purchasing pelletized plastic material from Yorktown. The pelletized material is recycled plastic material that is cleaned and processed into pellets.  Greystone’s goal is to increase the profit margin on pallet sales as the use of the pellets is anticipated to improve production yields and reduce wear and tear on the injection molding equipment.

General and Administrative Expenses

General, selling and administrative expense was $1,920,649 for fiscal year 2011 compared to $2,058,302 for fiscal year 2010 for a decrease of $137,653. Stock compensation costs were $71,976 and $95,968 for fiscal years 2011 and 2010, respectively, for a decrease of $23,992.  In addition, the Vice President of Sales and Marketing resigned in April 2011 resulting in a decrease of approximately $17,000 from fiscal year 2010.

Other Income

Other income was $15,157 in fiscal year 2011 compared to $304,793 in fiscal year 2010 for a decrease of $289,636.  Other income for fiscal year 2010 includes $247,084 resulting from the elimination of a payable pursuant to a deemed breach of a contract and the recognition of previously deferred revenue in the amount of $32,000.

Interest Expense

Interest expense was $1,085,700 in fiscal year 2011 compared to $828,059 in fiscal year 2010 for an increase of $257,641.  During fiscal year 2011, Greystone Real Estate, L.L.C., incurred a prepayment penalty of $46,729 as a result of early retirement of its mortgage loan with Kansas City Life Insurance.  In addition, GLOG Investment, L.L.C., which is included in the consolidation of Greystone’s financial statements for the first time in fiscal year 2011, incurred interest expense of $171,796.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net loss attributable to common stockholders was $(770,095), or $(0.03) per share, in fiscal year 2011 compared to a net income attributable to common stockholders of $97,746, or $0.00 per share, in fiscal year 2010 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2011 is as follows:

Cash provided by operating activities	$116,329

Cash used in investing activities	(1,190,576)

Cash provided by financing activities	1,079,918

Long-term debt obligations of Greystone as of May 31, 2011, excluding the long-term debt obligations of variable interest entities, are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$8,881,997	$3,689,738	$5,169,721	$22,538	$—

To provide for the funding to meet Greystone's operating activities and contractual obligations for fiscal year 2011, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone had a working capital deficit of $(5,141,078) at May 31, 2011, which includes payables to related parties of $4,940,634, including advances of $725,080, current portion of long-term debt of $2,593,716 and accounts payable and accrued expenses of $1,621,838.  This deficit reflects the uncertain financial condition of Greystone resulting from its inability to obtain long-term financing from traditional financing sources and its reliance on related parties.  There is no assurance that Greystone will secure such financing.

As described below, substantially all of the financing that Greystone has received through May 31, 2011 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.  GLOG Investment, L.L.C., is the owner of Greystone’s preferred stock.  As a result of the consolidation of GLOG with Greystone in fiscal year 2011, GLOG’s investment in the preferred stock is eliminated against Greystone’s equity.

Advances and Loans from Warren Kruger

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal years 2011 and 2010, Mr. Kruger advanced no funds and accepted repayments of $126,501 and $158,500, respectively.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2012. Greystone accrues interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2011 and 2010 is $133,654 and $146,436, respectively. At May 31, 2011, a note payable of $527,716, advances of $725,080 and accrued interest of $561,856 were due Mr. Kruger or to entities owned or controlled by him.

In addition, Greystone has accounts receivable from entities owned or controlled by Mr. Kruger in the amount of $652,402 at May 31, 2011.

Loans from F&M Bank

On March 4, 2005, Greystone entered into a loan agreement (the “F&M Loan Agreement”) with GLOG Investment, L.L.C. ("GLOG") and The F&M Bank & Trust Company ("F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.    GLOG, an entity owned by Warren F. Kruger, President and CEO and a director, and Robert B. Rosene, Jr., a director, was a party to the F&M Loan Agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock. On March 28, 2011, two amendments (collectively, the “2011 Amendments”) to the F&M Loan Agreement were executed.  The 2011 Amendments (a) have an effective date of March 15, 2011, (b) cause all of GSM’s accrued debt under the F&M Loan Agreement plus an additional $300,000 to be transferred into a single term loan facility, with such facility being in the aggregate principal amount of $6,097,776 and having a maturity date of March 13, 2014, (c) renew GLOG’s obligations under the F&M Loan Agreement in the principal amount of $3,722,155 until March 15, 2014, (d) provide for cross-collateralization and cross-default among property and debts of GSM, GLOG and Greystone Real Estate, L.L.C., an entity owned by Messrs. Kruger and Rosene, (e) impose certain guaranty requirements on Messrs. Kruger and Rosene, and (f) add to the F&M Loan Agreement certain financial covenants, reporting requirements and other provisions that are customary in such types of agreements.

In addition to the cross-collateralization and cross-default provisions of the 2011 Amendments, Greystone's obligations are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes.  In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of the Company (Messrs. Kruger and Rosene) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal and interest until January 15, 2012. In January, 2011, Mr. Rosene loaned $500,000 to Greystone which was repaid in April, 2011.   Greystone has accrued interest on the loans in the amounts of $244,402 and $208,469 in fiscal years 2011 and 2010, respectively. Accrued interest due to Mr. Rosene at May 31, 2011 is $1,041,682.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of Greystone are set forth on pages F-1 through F-20 inclusive, found at the end of this report.

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

As of May 31, 2011, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2011 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2011.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2011.  The material weaknesses are as follows:

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2012
Robert B. Rosene, Jr.	Director	2012
William W. Rahhal	Chief Financial Officer Effective January 13, 2010	N/A
Robert Noland, through 4/18/11	Senior Vice President	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 55 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 57, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

William W. Rahhal, age 70, is a partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, and served as managing partner of such accounting firm from 1988 to 2010.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Interim Chief Financial Officer.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.   Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Mr. Rahhal was named Interim Chief Financial Officer effective as of January 13, 2010 and was subsequently named Chief Financial Officer on a permanent basis.

Robert C. Noland, former Senior Vice President of Sales and Marketing

Robert C. Noland, Senior Vice President of Sales and Marketing for Greystone Logistics has over 26 years experience in marketing, sales, and sales management. His background has incorporated High Technology Equipment, Global Positioning Software, Logistics, and Transportation.

Mr. Noland has a Marketing Degree from Kansas State University and an MBA from the University of Arkansas. He resides in Atlanta, Georgia.

Mr. Noland resigned effective April 18, 2011.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee.  As of May 31, 2011, the Company had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to the Company's officers and directors. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics.  Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2011, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2011 were complied with on a timely basis, except as follows:

		Number of	Number of
		Reports Not	Reports
	Number of	Reported on a	Not
Name	Late Reports	Timely Basis	Not Filed

Warren F. Kruger	1	1	0

Item 11.	Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2011 and 2010:

Summary Compensation Table
Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings

Warren F. Kruger, President and Chief Executive Officer	2011 2010	$120,000 $120,000	-0- -0-	-0- -0-	120,000 1 120,000 1
Robert H. Nelson, Chief Financial Officer, through 10/24/2009	2010	$ 12,692	-0-	-0-
William W. Rahhal, Chief Financial Officer	2011 2010	$52,000 $ 26,077	-0- -0-	-0- -0-
Robert Noland Senior Vice President through 4/18/2011	2011 2010	$112,923 $130,000	-0- -0-	-0- -0-

1  Mr. Kruger voluntarily decided to forgo half of his salary beginning in fiscal year 2006.  Greystone has agreed to pay such deferred compensation upon separation of his services from Greystone.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2011:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Warren F. Kruger	100,000 25,000 150,000 250,000	-0- -0- -0- -0-	$3.125 $1.60 $0.55 $0.40	4/11/2012 6/26/2012 4/1/2013 2/28/2014

William W. Rahhal	100,000	-0-	$0.55	4/1/2013

Robert Noland	200,000	-0-	$0.40	2/28/2014

Directors’ and Officers’ Compensation

Greystone does not pay cash compensation to the members of its Board of Directors for services on the Board.  From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors.  No options to purchase common stock were issued to Greystone’s directors or officers during fiscal years 2011 or 2010.

Because the Board of Directors consists of two persons of which one is an outside director, the Board has not considered it necessary to create a compensation committee.  Both of Greystone’s directors participate in determining compensation for officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2011, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2011:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,940,000	$0.99	18,035,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,940,000	$0.99	18,035,000

Security Ownership of Certain Beneficial Owners and Management

As of August 31, 2011, Greystone had 26,111,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2011, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and officers, and (iii) all of Greystone's directors and officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
GLOG Investment, L.L.C. 1613 E. 15th Street Tulsa, OK 74160	3,333,333(3)	11.32%
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,175,888(4)	33.95%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	152,883(5)	0.58%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	6,252,384(6)	21.16%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,486,029(7)	5.60%
All Directors & Officers as a Group (3 persons)	13,247,822(8)	43.91%
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

(4)
The total includes: (i) 6,291,755 shares of common stock beneficially owned directly by Warren Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 525,000 shares of common stock that Warren Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Warren Kruger holds as custodian for minor children; and (v) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG Investment, L.L.C., Warren Kruger is also deemed to beneficially own the shares directly owned by GLOG.

(5)
The total includes: (i) 52,883 shares of common stock that William Rahhal which owns as a joint tenant and (ii) 100,000 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(6)
The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 100,000 shares of common stock that Robert Rosene has the right to acquire with options; and (iv) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of his ability to control GLOG, Robert Rosene is also deemed to beneficially own the shares directly owned by GLOG.

(7)
The total includes: (i) 1,061,029 shares of common stock beneficially owned directly by William Pritchard; and (ii) 425,000 shares of common stock that William Pritchard has the right to acquire with options.

(8)
The total includes: (i) 9,189,489 outstanding shares; (ii) 725,000 shares issuable upon exercise of vested stock options; and (iii) 3,333,333 shares that GLOG Investment, L.L.C. has the right to acquire upon conversion of the 2003 preferred stock.  By virtue of their ownership of and control over GLOG, these shares are also included in the number of shares beneficially owned by the directors and officers as a group.

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

For information regarding the loan from F&M and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from F&M Bank” in Item 7 of this Form 10-K.

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

Other Transactions

Yorktown Management & Financial Services, LLC, an entity wholly owned by the Company’s CEO and President, purchases raw material and grinds the material for Greystone’s  pallet production in order to alleviate Greystone’s working capital requirements for maintaining raw material inventory. Greystone purchases the raw material as it is used in production and reimburses Yorktown its cost plus a grinding fee of $0.04 per pound. During fiscal years 2011 and 2010, GSM’s raw material purchases from Yorktown totaled $2,966,428 and $3,814,115, respectively.

In addition, GSM pays rental to Yorktown for certain pallet molds at the rate of $1.00 per pallet.  During fiscal years 2011 and 2010, GSM paid or accrued $43,820 and $42,888, respectively, in rentals for use of certain pallet molds.

Yorktown and GSM have an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchases the raw material and GSM supplies the labor and operating overhead.  Upon shipment to customers, Yorktown invoices GSM for the cost of the raw material. GSM invoices customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of $0.025 per pound.  Yorktown’s profit share of the resin sales for fiscal years 2011 and 2010 was approximately $359,000 and $92,000, respectively.

Greystone reimburses an entity owned by Warren Kruger for office rent at the rate of $1,500 per month.

On January 18, 2011, GRE and GSM entered into a Real Property Sale and Lease Agreement (the “Sale and Lease Agreement”).  GRE is owned by Warren F. Kruger, President and Chief Executive Officer of Greystone as well as a member of the Board of Directors of Greystone, and Robert B. Rosene, Jr., a member of the Board of Directors of Greystone.  GSM is a wholly-owned subsidiary of Greystone.  The Sale and Lease Agreement calls for GSM to sell its approximately 60,000 square foot manufacturing facility located in Bettendorf, Iowa and the real estate on which such facility is located (collectively, the “Facility”) to GRE for a purchase price of $2,700,000 (the “Facility Purchase Price”) and, upon such sale, for GRE to lease the Facility to GSM for a period of 120 months at a monthly rental rate of $20,133.  The sale was effective as of January 18, 2011.  The Facility Purchase Price is payable as follows: (a) $1,341,464 to be paid on January 18, 2011 by GRE to Greystone Plastics, Inc. on behalf of GSM in order to pay off the loan from Greystone Plastics, Inc. to GSM that financed GSM’s purchase of the Facility, (b) $658,536 to be paid in cash on January 18, 2011 by GRE to GSM, and (c) $700,000 to be paid by GRE to GSM pursuant to a promissory note with an interest rate of 5% per annum and all principal and accrued interest thereon being due on April 18, 2011.  In addition, the Sale and Lease Agreement provides GSM with the option to purchase the Facility during the term of the Sale and Lease Agreement at a price equal to the fair market value thereof, and calls for GSM to be responsible for taxes, utilities, maintenance and insurance with respect to the Facility.  The Sale and Lease Agreement also contains warranty, indemnification and other provisions that are customary in such types of agreements.

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

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2011 and May 31, 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees

Audit Fees(1)	$92,000	$85,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$92,000	$85,000
________________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2011 and May 31, 2010, respectively.

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

10.3
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company's Form 10-KSB, which was filed on May 2, 2000).

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

10.11**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

10.12
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.13
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

10.15	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.16
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.17
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.18
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.19
    Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.20
    Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.21
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.22
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.23
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

10.24
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.25
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.26	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on September 2, 2011).

10.27
Promissory Note dated March 15, 2011, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on September 2, 2011).

10.28	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on September 2, 2011).
10.29
Promissory Note dated March 15, 2011, executed by GLOG Investment, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on September 2, 2011).

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: 09/16/11	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 09/16/11	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Date: 09/16/11	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: 09/16/11	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer

Index to Exhibits

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

10.3
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to the Company's Form 10-KSB, which was filed on May 2, 2000).

10.4
Stock Option Plan of PalWeb Corporation (effective May 11, 2001), as amended (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.5
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of the Company's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7
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

10.12
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.13
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

10.15	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.16
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.17
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to certain grinding equipment (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.18
Equipment Rental Contract dated as of November 1, 2004, by and between NYOK Partners and Greystone Manufacturing, L.L.C. relating to plastic injection molding machine (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.19
    Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.20
    Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.21
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.22
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.23
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

10.24
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.25
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.26	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on September 2, 2011).
10.27
Promissory Note dated March 15, 2011, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on September 2, 2011).

10.28	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on September 2, 2011).
10.29
Promissory Note dated March 15, 2011, executed by GLOG Investment, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on September 2, 2011).

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

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At May 31, 2011, the Company has a working capital deficit of $5,141,078, stockholders' deficit of $14,206,077 and total deficit of $9,704,991.  These deficits raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ HOGANTAYLOR LLP

Tulsa, Oklahoma
September 16, 2011

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	2011	2010
Assets
Current Assets:
Cash	$169,420	$163,749
Accounts receivable -
Trade, net of allowance for doubtful accounts of $75,000
and $-0- for 2011 and 2010, respectively	1,769,387	1,605,160
Related parties	652,402	-
Inventory	543,557	649,943
Prepaid expenses	70,990	68,673
Total Current Assets	3,205,756	2,487,525

Property and Equipment, net of accumulated depreciation	3,891,163	5,779,245

Assets of Greystone Real Estate, L.L.C., net of
accumulated depreciation	3,822,445	1,765,960

Other Assets:
Intangible assets, net of accumulated amortization	100,693	95,176

Total Assets	$11,020,057	$10,127,906

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,689,738	$8,950,837
Greystone Real Estate, L.L.C., current portion of long-term debt	247,843	55,067
GLOG Investments, L.L.C., current portion of long-term debt	135,173	-
Advances payable - related party	725,080	851,581
Accounts payable and accrued expenses	1,927,162	1,301,344
Accounts payable and accrued expenses - related parties	1,621,838	1,660,195
Preferred dividends payable	-	2,282,122
Total Current Liabilities	8,346,834	15,101,146

Long-Term Debt, net of current portion	5,192,259	1,549,486
Long-Term Debt of Variable Interest Entities, net of current portion
Greystone Real Estate, L.L.C.	3,618,984	1,158,810
GLOG Investments, L.L.C.	3,566,971	-

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	-	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 issued and outstanding	2,611	2,611
Additional paid-in capital	48,089,298	53,017,317
Accumulated deficit	(62,297,986)	(61,527,891)
Total Greystone Stockholders' Deficit	(14,206,077)	(8,507,958)
Non-Controlling Interests	4,501,086	826,422
Total Deficit	(9,704,991)	(7,681,536)

Total Liabilities and Deficit	$11,020,057	$10,127,906

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	2011	2010

Sales	$20,501,824	$16,230,555

Cost of Sales	18,357,836	13,145,667

Gross Profit	2,143,988	3,084,888

General, Selling and Administrative Expenses	1,920,649	2,058,302

Operating Income	223,339	1,026,586

Other Income (Expense):
Other income	15,157	304,793
Interest expense	(1,085,700)	(828,059)
Total Other Expense, net	(1,070,543)	(523,266)

Net Income (Loss)	(847,204)	503,320

(Income) Loss Attributable to Varaible Interest Entities, net	77,109	(81,464)

Preferred Dividends	-	(324,110)

Net Income (Loss) Attributable to Common Stock Stockholders	$(770,095)	$97,746

Income (Loss) Available to Common Stock Stockholders
Per Share of Common Stock - Basic and Diluted	$(0.03)	$0.00

Weighted Average Shares of Common Stock Outstanding
Basic and Diluted	26,111,201	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Deficit
Balances, May 31, 2009	50,000	$5	26,111,201	$2,611	$52,921,349	$(61,625,637)	$(8,701,672)	$788,029	(7,913,643)

Stock based compensation	-	-	-	-	95,968	-	95,968	-	95,968

Preferred dividends accrued	-	-	-	-	-	(324,110)	(324,110)	-	(324,110)

Dividends paid	-	-	-	-	-	-	-	(43,071)	(43,071)

Net income	-	-	-	-	-	421,856	421,856	81,464	503,320

Balances, May 31, 2010	50,000	5	26,111,201	2,611	53,017,317	(61,527,891)	(8,507,958)	826,422	(7,681,536)

Adjustment for consolidating
variable interest entities	(50,000)	(5)	-	-	(4,999,995)	-	(5,000,000)	3,458,517	(1,541,483)

Capital contributions	-	-	-	-	-	-	-	293,256	293,256

Stock based compensation	-	-	-	-	71,976	-	71,976	-	71,976

Net income (loss)	-	-	-	-	-	(770,095)	(770,095)	(77,109)	(847,204)

Balances, May 31, 2011	-	$-	26,111,201	$2,611	$48,089,298	$(62,297,986)	$(14,206,077)	$4,501,086	$(9,704,991)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(847,204)	$503,320
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,015,561	1,017,690
Stock based compensation	71,976	95,968
Changes in accounts receivable	(816,629)	(652,808)
Changes in inventory	106,386	411,626
Changes in prepaid expenses	(2,317)	(1,291)
Changes in accounts payable and accrued expenses	587,461	(31,326)
Other	1,095	(35,010)
Net cash provided by operating activities	116,329	1,308,169

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,171,849)	(342,518)
Debt issue costs	(18,727)	-
Net cash used in investing activities	(1,190,576)	(342,518)

Cash Flows from Financing Activities:
Proceeds from notes and advances payable to related parties	500,000	300,000
Payments on notes and advances payable to related parties	(626,501)	(158,500)
Proceeds from long-term debt	425,000	-
Payments on notes and advances payable	(2,043,326)	(1,123,357)
Proceeds from long-term debt of variable interest entities	3,908,372	-
Payments on long-term debt by variable interest entities	(1,376,883)	(51,739)
Capital contributions - variable interest entity	293,256	-
Dividends paid by variable interest entity	-	(43,071)
Net cash provided by (used in) financing activities	1,079,918	(1,076,667)

Net Increase (Decrease) in Cash	5,671	(111,016)
Cash, beginning of year	163,749	274,765

Cash, end of year	$169,420	$163,749

Supplemental Information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. ("Greystone") through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC ("GSM") and Plastic Pallet Production, Inc. ("PPP"), is engaged in the manufacture and marketing of plastic pallets and grinding, pelletizing and selling recycled plastic resin.  The recycling of plastic resin is accomplished through an agreement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren F. Kruger, Greystone’s President and CEO.

Principles of Consolidation

The consolidated financial statements include the accounts of Greystone, its subsidiaries and entities required to be consolidated by the accounting guidance for variable interest entities (“VIE”).  All material intercompany accounts and transactions have been eliminated.

Greystone consolidates its VIE’s, Greystone Real Estate, L.L.C. (“GRE”), formerly named Greystone Properties, L.L.C., and GLOG Investment, L.L.C.  These VIE’s are owned by Warren F. Kruger, president and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors.

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

Accounts Receivable and Allowance for Doubtful Accounts

Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts.  On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of collections. Based on periodic reviews of outstanding accounts receivable, Greystone writes off balances deemed to be uncollectible against the allowance for doubtful accounts.

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

Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized.  When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the asset carrying amount exceeds the cash flows, a write-down to market value is required.

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

Income Taxes

Greystone accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities and tax loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income  available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2011 and 2010, convertible preferred stock, warrants and stock options are not considered as their effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2011 and 2010 as their effect would have been antidilutive:

	2011	2010
Options to purchase common stock	1,940,000	1,970,000
Convertible preferred stock	-	3,333,333
	1,940,000	5,303,000

Recent Accounting Pronouncements

Effective June 1, 2010, Greystone adopted Accounting Standards Update (“ASU”) 2009-12, Amendments to FASB Interpretation No. 46R. ASU 2009-12 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.

Note 2.    CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  At May 31, 2011, the Company has a working capital deficit of $5,141,078, stockholders' deficit of $14,206,077 and total deficit of $9,704,991. Greystone is currently dependent on one customer. Sales to this major customer were approximately 56% of its sales in fiscal year 2011 (66% in fiscal year 2010). During fiscal 2011, the Company amended its bank borrowing agreements providing significant funds to invest in equipment and to continue operations. In past years, Greystone has received substantial advances from investors as well as personal guarantees on its bank debt. Management continues to seek long-term and/or permanent financing.  Neither the receipt of additional funding in adequate amounts nor the successful implementation of its business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

Note 3.    INVENTORY

Inventory consists of the following as of May 31:

	2011	2010
Raw materials	$171,104	$331,539
Finished pallets	372,453	318,404

Total inventory	$543,557	$649,943

Note 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2011	2010
Production machinery and equipment	$8,899,389	$7,777,025
Building and land	-	2,598,993
Leasehold improvements	188,124	146,374
Furniture and fixtures	149,723	141,988
	9,237,236	10,664,380
Less: accumulated depreciation	(5,346,073)	(4,885,135)

	$3,891,163	$5,779,245

GRE’s assets include the following as of May 31:

	2011	2010
Building and land	$4,663,339	$2,064,346
Less: accumulated depreciation	(840,894)	(298,386)
	$3,822,445	$1,765,960

Production machinery and equipment includes equipment in the amount of $1,002,019 that had not been placed into service as of May 31, 2011.

Depreciation expense for the years ended May 31, 2011 and 2010 is $1,003,446 and $1,006,201, respectively.

See Note 15, Related Party Transactions, for a discussion of a sale and leaseback transaction of Greystone’s building to GRE.

Note 5.    OTHER ASSETS

Other assets consist of the following as of May 31:

	2011	2010
Greystone:
Patents	$190,739	$190,738
Deposits	2,178	3,273
Accumulated amortization	(110,326)	(98,835)
Total Greystone	82,591	95,176

Greystone Real Estate:
Debt issue costs	18,726	-
Accumulated amortization	(624)	-
Total Greystone Real Estate	18,102	-

Total	$100,693	$95,176

Amortization of intangibles was $12,115 and $11,489 for 2011 and 2010, respectively.   Future amortization will be $12,115 per year for the next five fiscal years and $37,940 thereafter.

Note 6.    LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

Greystone:

	2011	2010
Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due March, 13, 2014, payable in monthly principal payments of $72,593 plus interest	$5,952,591	$4,600,075

Note payable to F&M Bank & Trust Company	-	1,261,000

Mortgage payable to Greystone Plastics, Inc.	-	1,402,738

Note payable to BancFirst, prime rate of interest plus 1%, due July 1, 2012 payable in monthly installments of $14,858, secured by equipment	181,771	348,209

Note payable to F&M Bank & Trust Company	-	98,164

Note payable to Robert Rosene, 7.5% interest, due January 15, 2012, unsecured	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2012, unsecured	527,716	527,716

Other	153,919	196,421

Total	8,881,997	10,500,323
Less: Current portion	3,689,738	8,950,837

Long-term debt	$5,192,259	$1,549,486

Greystone Real Estate, L.L.C.:	2011	2010

Mortgage payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.75%, due March 15, 2014, payable in monthly installments of $35,512, secured by buildings (See Note 15)	$3,866,827	$-

Mortgage payable to Kansas City Life Insurance	-	1,213,877

Total	3,866,827	1,213,877
Less: Current portion	247,843	55,067

Long-term debt	$3,618,984	$1,158,810

GLOG Investment, L.L.C.:	2011	2010

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due March 15, 2014, payable in monthly installments of $24,917, unsecured	$3,702,144	$-

Less: Current portion	135,173	-

Long-term debt	$3,566,971	$-

The prime rate of interest as of May 31, 2011 was 3.25%.

On March 4, 2005, Greystone entered into a loan agreement (the “F&M Loan Agreement”) with GLOG Investment, L.L.C. ("GLOG") and The F&M Bank & Trust Company ("F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.    GLOG, an entity owned by Warren F. Kruger, President and CEO and a director, and Robert B. Rosene, Jr., a director, was a party to the F&M Loan Agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock. On March 28, 2011, two amendments (collectively, the “2011 Amendments”) to the F&M Loan Agreement were executed.  The 2011 Amendments (a) have an effective date of March 15, 2011, (b) cause all of GSM’s accrued debt under the F&M Loan Agreement plus an additional $300,000 to be transferred into a single term loan facility, with such facility being in the aggregate principal amount of $6,097,776 and having a maturity date of March 13, 2014, (c) renew GLOG’s obligations under the F&M Loan Agreement in the principal amount of $3,722,155 until March 15, 2014, (d) provide for cross-collateralization and cross-default among property and debts of GSM, GLOG and Greystone Real Estate, L.L.C., an entity owned by Messrs. Kruger and Rosene, (e) impose certain guaranty requirements on Messrs. Kruger and Rosene, and (f) add to the F&M Loan Agreement certain financial covenants, reporting requirements and other provisions that are customary in such types of agreements including a restriction on dividends to the preferred and common stockholders.  Financial covenants include compliance with funded debt to EBITDA, earnings before interest depreciation and amortization, and debt service coverage ratios.  Calculation of these ratios includes GSM, Yorktown, GLOG, Greystone Real Estate and Warren Kruger individually.

In addition to the cross-collateralization provisions of the 2011 Amendments, Greystone's obligations are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes.  In addition, in order to induce F&M to enter into the F&M Loan Agreement, Messrs. Kruger and Rosene entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

Maturities of Greystone’s long-term debt for the five years after May 31, 2011 are $3,689,738, $914,900, $915,560, $893,648 and $871,110 and payable thereafter of $1,597,041.

Maturities of GRE’s long-term debt for the five years after May 31, 2011 are $247,843, $259,850, $272,465, $285,693 and $2,800,976.

Maturities of GLOG’s long-term debt for the years after May 31, 2011 are $135,173, $141,383 and $3,425,588.

Note 7.    RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Services, LLC, an entity owned by Warren Kruger, Chairman and CEO, pays for plastic raw material and reimburses GSM.  GSM grinds the raw material for use in production using grinding equipment owned by Yorktown for which GSM pays a fee of $0.04 and $0.03 per pound in fiscal years 2011 and 2010, respectively. Total fees paid to Yorktown were $554,000 and $626,000 in fiscal years 2011 and 2010.

GSM pays rental to Yorktown for certain pallet molds at the rate of $1.00 per pallet.  During fiscal years 2011 and 2010, GSM paid or accrued $43,820 and $42,888, respectively, in rentals for use of certain pallet molds.

Yorktown and GSM have an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown owns the pelletizing equipment and purchases the raw material. GSM supplies the labor and operating overhead.  Upon shipment to customers, Yorktown invoices GSM for the cost of the raw material. GSM invoices customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of $0.025 per pound.  Resin sales were $4,271,000 and $1,229,000 in fiscal years 2011 and 2010, respectively. Yorktown’s profit share of the resin sales is included in cost of sales and totaled approximately $359,000 and $92,000 for fiscal years 2011 and 2010, respectively.

At May 31, 2011, Greystone had a receivable from entities owned or controlled by Mr. Kruger in the amount of $652,402.  The receivable balance is the result of transactions discussed in the previous two paragraphs and billings to Yorktown for installation and repair and maintenance costs incurred on equipment owned by Yorktown.

From time to time, Warren Kruger advances working capital funds to or accepts repayments from Greystone. During fiscal years 2011 and 2010, Mr. Kruger advanced no funds and accepted repayments of $126,501 and $158,500, respectively.  Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of the advances into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2012. Greystone accrues interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2011 and 2010 was $133,654 and $146,436, respectively. At May 31, 2011, a note payable of $527,716, advances of $725,080 and accrued interest of $561,856 were due to Mr. Kruger or to entities owned or controlled by him.

As discussed in Note 14, Operating Lease, Greystone leases certain heavy-lifting equipment form Yorktown.

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

Transactions with Robert B. Rosene, Jr., Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal and accrued interest thereon until January 15, 2012. Mr. Rosene loaned $500,000 to Greystone which was repaid in April, 2011. Greystone has accrued interest on the loans in the amounts of $244,402 and $208,469 in fiscal years 2011 and 2010, respectively. Accrued interest due to Mr. Rosene at May 31, 2011 is $1,041,682.

Note 8.    FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax Assets:
Net operating loss	$2,660,986	$2,364,568
Amortization of intangibles	1,015,154	1,156,403
Deferred compensation accrual	210,800	170,000
Depreciation, financial reporting in excess of tax	-	20,623
Provision for doubtful accounts	25,500	-
Total deferred tax assets	3,912,440	3,711,594
Deferred Tax Liabilities:
Depreciation, tax in excess of financial reporting	(40,346)	-
Net Deferred Tax	3,872,094	3,711,594
Less: Valuation allowance	(3,872,094)	(3,711,594)
Total	$-	$-

In assessing the reliability of deferred tax assets, management considers, based on this evaluation, the likelihood of whether it is more likely than not that the net deferred tax asset will be realized. Management has provided a valuation allowance for the full amount of the net deferred tax asset.

The net change in deferred taxes for the year ended May 31, 2011 and 2010 is as follows:

	2011	2010
Net operating loss	$296,418	$(71,884)
Depreciation of property and equipment	(60,969)	(13,489)
Amortization of intangibles	(141,249)	(141,160)
Deferred compensation accrual	40,800	40,800
Allowance for doubtful accounts	25,500	(20,597)
Change in valuation allowance	(160,500)	206,330
Total	$-	$-

Greystone's provision (benefit) for income taxes for the years ended May 31, 2011 and 2010 differs from the federal statutory rate as follows:

	2011	2010
Tax provision (benefit) using statutory rates	$(288,050)	$171,095
Net change in valuation allowance	160,500	(206,330)
Compensation cost of stock options	24,472	32,629
Variable interest entities	32,194	(26,217)
Other	70,884	28,823
Tax provision, per financial statements	$-	$-

Greystone had a net operating loss (NOL) for Federal income tax purposes at May 31, 2011 of $29,900,000 expiring in fiscal year 2012 through fiscal year 2029 of which $7,826,000 is management’s estimate of the usable amount  pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005, the utilization of operating losses accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

 Cumulative as of May 31, 2005                                                       $2,489,000                       2012 through 2025
 Year ending May 31, 2006                                                                  1,557,000                                 2026
 Year ending May 31, 2007                                                                  2,878,000                                 2027
 Year ending May 31, 2011                                                                     902,000                                 2021

Greystone has not filed income tax returns since fiscal year 2005. The above disclosures of temporary differences, net operating loss carryforwards and related deferred taxes and valuation allowance are based on differences reported as of May 31, 2005, adjusted for amounts expected to be reported in income tax returns when they are filed. The above schedule of net operating loss carryforwards by year is also based on amounts that are expected to be reported. For years 2008 through 2010, the Company expects to report taxable income that will be offset by NOL carryforwards. The amount of alternative minimum tax that may be due with the 2008 through 2010 returns resulting from the use of NOL carryforwards is not expected to be material.  Further, Greystone does not anticipate any uncertain tax positions to be taken in subsequently filed returns that could result in a material change to its financial position.

Note 9.    STOCKHOLDERS' EQUITY

Warrants

As of May 31, 2009, there were warrants outstanding to purchase 5,262,914 shares of common stock at a weighted average price of $0.56 per share.  During fiscal year 2010, all of the outstanding warrants expired.

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

Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.  Dividends in arrears on the preferred stock dividends were $2,599,999 and $2,282,122 as of May 31, 2011 and 2010, respectively.  The holder of the preferred stock waived its right to compounded dividends on unpaid interest during the period from inception through May 31, 2011.

GLOG Investment, L.L.C., is the owner of Greystone’s preferred stock.  As a result of the consolidation of GLOG with Greystone, GLOG’s investment in the preferred stock and the related dividends receivable are eliminated against Greystone’s equity in the preferred stock and the related accrual of dividends in arrears.

Note 10.  STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  The maximum number of shares of common stock for which options may be granted is 20,000,000 of which 18,005,000 were available for grant as of May 31, 2011. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%, except that the options granted in fiscal year 2001 were 100% vested at the date of grant. Following is a summary of option activity for the two years ended May 31, 2011:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Total outstanding, May 31, 2010	1,970,000	$1.01
Cancelled during fiscal year 2011	(30,000)	$2.00
Total outstanding May 31, 2011	1,940,000	$0.99		2.2
Exercisable, May 31, 2011	1,940,000	$0.99		2.2
Non-vested options, May 31, 2010	262,500		$0.37
Options vested in fiscal year 2011	262,500		$0.37
Non-vested options, May 31, 2011	-

Share-based compensation cost was $71,976 and $95,968 for fiscal years 2011 and 2010, respectively.  As of May 31, 2011, there was no unrecognized compensation expense related to non-vested share-based options.

Note 11.  FINANCIAL INSTRUMENTS

 The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Accounts Receivable and Accounts Payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.

Note 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2011	2010
Non-cash investing and financing activities:
Preferred dividend accrual	$-	$324,110
Supplemental information:
Interest paid	722,855	473,154
Taxes paid	-	-

Note 13.  CONCENTRATIONS

For the fiscal years ended May 31, 2011 and 2010, one customer accounted for approximately 56% and 66% of sales, respectively. The account receivable from this customer at May 31, 2011 totaled $1,097,635.  Greystone purchases damaged pallets from this customer which are recycled as raw material for pallet production.  These damaged pallets provide an known source to obtain raw materials which readily meet Greystone’s quality standards.  Purchases from this customer were approximately $1,400,000 in fiscal year 2011.

As of the fiscal year ended May 31, 2011 and 2010, Greystone purchased approximately 60% of its raw materials from Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Greystone’s Chairman and CEO.   However, the raw materials for Greystone’s products are readily available and may be purchased from other suppliers.

Note 14.  OPERATING LEASE

Rental expense on an operating lease totaled $73,200 and $73,200 during 2011 and 2010, respectively.  The equipment lease is between Yorktown Management, a company owned by Warren Kruger, is dated March 1, 2009 and has a term of 36 months.  The lease has remaining lease payments were $36,600 and $73,200 at May 31, 2011 and 2010, respectively.

Effective January 1, 2009, Greystone entered into a lease agreement to produce, at a stated rental cost by product, mid-duty pallets using the lessor’s equipment with a minimum monthly commitment of $25,000.  The lease has a term of one year with the option of renewing or terminating the lease at the end of each year.  The lease was renewed for another year effective January 1, 2011.

Note 15.  VARIABLE INTEREST ENTITIES

Greystone Real Estate, L.L.C.
Greystone Real Estate, L.L.C., formerly Greystone Properties, L.L.C., is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  It was created solely to own and lease a building that GSM occupies at 2600 Shoreline Drive, Bettendorf, Iowa. Effective January 18, 2011, Greystone Real Estate acquired from GSM an adjacent building located at 2601 Shoreline Drive, Bettendorf, Iowa, in a sale and leaseback transaction based on an appraised market price of $2,700,000.  In addition, Greystone Real Estate and GSM entered into an amended lease agreement for 2600 Shoreline Drive.  The sale and leaseback and the amended lease terms and conditions are based on ten year leases at appraised market rates with options to purchase at appraised market value. The outstanding mortgage on the buildings is guaranteed by Messrs. Kruger and Rosene.

The building(s), having a carrying value of $3,822,445 and $1,765,960 at May 31, 2011 and 2010, respectively, serve as collateral for Greystone Real Estate’s debt.  The debt had a carrying value of $3,866,827 and $1,213,877 at May 31, 2011 and 2010, respectively.

GLOG Investment, L.L.C.
The GLOG Investment, L.L.C., (“GLOG”) was created in March 2005 for the purpose of acquiring from a third party, all of the outstanding Series 2003 Preferred Stock of Greystone.  The owners of GLOG are Messrs. Kruger and Rosene.  GLOG’s sole asset is the preferred stock with a carrying value of $5,000,000. GLOG’s debt had a carrying value at May 31, 2011 of $3,702,144.  The loan is guaranteed by the owners.

As discussed in Note 6, Long-Term Debt, the 2011 Amendments with F&M Bank & Trust Company provide for cross-collateralization and cross-default among the outstanding notes of Greystone Real Estate, GLOG and GSM.  The cross-collateralization created a variable interest of GSM in Greystone Real Estate’s bank debt.

Note 16.  RETIREMENT PLAN

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

Note 17.  SUBSEQUENT EVENT

Effective August 12, 2011, Greystone entered into an agreement with Sonoco, Inc. under which Greystone will lease two pallet molds to manufacture nestable pallets.  The terms of lease are five years and monthly payments of $10,625 plus a contingency fee of $0.50 per pallet for monthly production in excess of 12,500 pallets.  The lease will be classified as a capital lease for financial reporting purposes.