Form 10-Q
period 2011-08-31
GREYSTONE LOGISTICS, INC.
filed 2011-10-24
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   October 18, 2011 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2011	2011
	(Unaudited)
Assets
Current Assets:
Cash	$317,356	$169,420
Accounts receivable -
Trade, net of allowance of $75,000 at August 31, 2011 and May 31, 2011	1,500,324	1,769,387
Related party	625,929	652,402
Inventory	1,217,584	543,557
Prepaid expenses and other	39,523	70,990
Total Current Assets	3,700,716	3,205,756

Property, Plant and Equipment	9,983,652	9,237,236
Less: Accumulated Depreciation	(5,589,664)	(5,346,073)
Property, Plant and Equipment, net	4,393,988	3,891,163

Assets of Variable Interest Entity	4,663,339	4,663,339
Less: Accumulated Depreciation	(869,592)	(840,894)
Assets of Variable Interest Entity, net	3,793,747	3,822,445

Other Assets	95,783	100,693

Total Assets	$11,984,234	$11,020,057

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,722,179	$3,689,738
Advances payable - related party	690,580	725,080
Current portion of variable interest entities' long-term debt	369,517	383,016
Accounts payable and accrued expenses	2,086,703	1,927,162
Accounts payable and accrued expenses - related parties	1,730,759	1,621,838
Total Current Liabilities	8,599,738	8,346,834

Long-Term Debt, net of current portion	5,451,017	5,192,259
Long-Term Debt of Variable Interest Entities, net of current portion	7,106,222	7,185,955

Deficit:
Common stock, $0.0001 par value
Shares authorized: 5,000 000 000
Shares issued: 26,111,201 at August 31, 2011 and May 31, 2011	2,611	2,611
Additional paid-in capital	48,089,298	48,089,298
Accumulated deficit	(61,801,507)	(62,297,986)
Total Greystone Stockholders' Deficit	(13,709,598)	(14,206,077)
Non-controlling interests	4,536,855	4,501,086
Total Deficit	(9,172,743)	(9,704,991)

Total Liabilities and Deficit	$11,984,234	$11,020,057

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,
	2011	2010

Sales	$5,783,624	$4,994,208

Cost of Sales	4,627,974	4,738,456

Gross Profit	1,155,650	255,752

General, Selling and Administrative Expenses	411,987	491,084

Operating Income (Loss)	743,663	(235,332)

Other Income (Expense):
Other Income (Expense)	(2,950)	7,650
Interest Expense	(265,353)	(189,960)
Total Other Expense, net	(268,303)	(182,310)

Net Income (Loss)	475,360	(417,642)

Loss (Income) Attributable to Variable Interest Entities, net	4,375	(20,592)

Preferred Dividends	—	(81,918)

Net Income (Loss) Available to Common Stockholders	$479,735	$(520,152)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.02	$(0.02)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,211,201	26,211,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended August 31,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$475,360	$(417,642)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	276,509	272,246
Stock-based compensation	—	23,992
Changes in receivables	295,536	392,018
Changes in inventory	(674,027)	(264,189)
Changes in prepaid expenses and other	31,467	16,861
Change in other assets	690	(3,750)
Changes in accounts payable and accrued expenses	268,462	481,241
Net cash provided by operating activities	673,997	500,777

Cash Flows from Investing Activities:
Purchase of property and equipment	(183,390)	(192,724)

Cash Flows from Financing Activities:
Payments on long-term debt	(271,827)	(97,208)
Payments on advances from related party	(34,500)	(126,501)
Payments on long-term debt of variable interest entities	(93,232)	(13,447)
Capital contributions to variable interest entity	75,000	—
Distributions by variable interest entity	(18,112)	—
Net cash used in financing activities	(342,671)	(237,156)

Net Increase in Cash	147,936	70,897
Cash, beginning of period	169,420	163,749

Cash, end of period	$317,356	$234,646

Non-Cash Activities:
Acquisition of equipment by capital lease or debt	$563,026	$390,000
Preferred dividend accrual	—	81,918
Supplemental Information:
Interest paid	159,995	100,310

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

Note 1.                 Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2011, and the results of its operations and its cash flows for the three-month periods ended August 31, 2011 and 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2011 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  Greystone reported a net loss for the fiscal year ended May 31, 2011 and net income for the two fiscal years prior thereto.  Greystone believes that it has the capacity to produce sufficient plastic pallets to achieve profitability.  However, Greystone continues to be dependent on one customer. Sales to this major customer were approximately 73% of pallet sales (54% of total sales) for the three-month period ended August 31, 2011 and 77% of pallet sales (58% of total sales) for the three-month period ended August 31, 2010. To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees of debt in order to attain its business plan and continue to achieve profitable operations.  Historically, Greystone has been successful in financing its operations primarily through short-term loans and personal guarantees of bank loans by its officers and directors. Management has continued to seek long-term and/or permanent financing, and on March 15, 2011, Greystone entered into an amended bank loan agreement which provides for a three-year term on Greystone’s primary indebtedness.  While such amendment’s extended terms provided important near-term relief, profitable growth will still require additional capital resources. Neither the receipt of additional funding in adequate amounts nor the successful implementation of Greystone’s business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

Note 2.                  Earnings Per Share

For the three-month period ended August 31, 2011, basic and diluted EPS were the same as the effect of the stock options to purchase common stock and the convertible provisions of the Series 2003 preferred stock were anti-dilutive.

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the three month period ended August 31, 2011 as their effect would have been antidilutive:

Options to purchase common stock	1,940,000
Convertible preferred stock	3,333,000
5,273,000

Note 3.                  Inventory consists of the following:

	August 31,	May 31,
	2011	2011
	(Unaudited)

Raw materials	$525,771	$171,104
Finished goods	691,813	372,453
Total inventory	$1,217,584	$543,557

Note 4.                  Capitalized Lease

Effective August 12, 2011, Greystone entered into an agreement with Sonoco Products Company to lease certain molds for a period of sixty months at a monthly rental of $10,625 per month plus $0.50 per pallet sold each month in excess of 12,500.  The lease and related debt have been capitalized at 5% interest for a total amount of $563,026.

Note 5.                 Note Payable

Greystone, GSM, GRE and GLOG are parties to a loan agreement dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  Effective August 31, 2011, GLOG distributed its assets, Greystone’s Series 2003 Convertible Preferred Stock, to its members, Warren F. Kruger, Greystone’s president and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors (collectively, the “Borrowers”).   Effective as of August 31, 2011, the loan agreement was amended to (a) cause all of GLOG’s rights and obligations under the loan agreement to be transferred to  Warren F. Kruger and Robert B. Rosene, Jr., (b) affirm the cross-collateralization and cross-default provisions of the loan agreement among property and debts of GSM, GLOG and Greystone Real Estate, L.L.C., an entity owned by Warren F. Kruger and Robert B. Rosene, Jr., (c) amend the cross-collateralization and cross-default provisions of the loan agreement to include Messrs. Kruger and Rosene and (d) amend certain financial covenants of the loan agreement. GLOG was dissolved effective September 20, 2011.

Note 6.                 Variable Interest Entities (VIE)

The consolidated financial statements of Greystone include Greystone Real Estate, L.L.C. (“GRE”) and GLOG Investments, L.L.C. (“GLOG”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to Greystone Manufacturing, L.L.C. (“GSM”).  At August 31, 2011 and prior to the asset distribution discussed in Note 5 above, GLOG’s sole asset was Greystone’s Series 2003 Convertible Preferred Stock in the face amount of $5,000,000 and its only liability was a $3,669,084 note payable to F&M Bank & Trust Company (“F&M”).  GRE, GLOG, and GSM were parties to an amended loan agreement with F&M which contained cross-collateralization and cross-default provisions.  Effective with the August 31, 2011 loan amendment with F&M as discussed in Note 5 above, GLOG was replaced by the Borrowers under the loan agreement.

Note 7.                 Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates of comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

Note 8.                 Subsequent Event

As discussed in Note 5, GLOG was dissolved effective September 20, 2011 and, accordingly, ceased to be a variable interest entity of Greystone.  Accordingly, GLOG will be de-consolidated effective September 1, 2011.  A condensed pro forma balance sheet as of August 31, 2011 showing the effect of the de-consolidation is as follows:

Assets:
Current assets	$3,700,716
Property, plant and equipment, net of accumulated depreciation	4,393,988
Assets of variable interest entity, net of accumulated depreciation	3,793,747
Other assets	95,783
Total Assets	$11,984,234

Liabilities and Deficit:
Current liabilities	$11,156,983
Long-term debt, net of current portion	5,451,017
Long-term debt of variable interest entity, net of current portion	3,558,598
Deficit -
Greystone stockholders’ deficit	(9,109,392)
Non-controlling interests	927,028
Total deficit	(8,182,364)
Total Liabilities and Deficit	$11,984,234

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP.  Greystone also consolidates its variable interest entities, Greystone Real Estate, L.L.C., or GRE, and GLOG Investment, L.L.C., or GLOG.  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2012 refer to the three month period ended August 31, 2011, as applicable.  References to fiscal year 2011 refer to the three month period ended August 31, 2010, as applicable.

Sales

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

Greystone also sells its pallets and pallet leasing services to certain large customers direct through contract distributors and its President and other employees.

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 73% and 77% of Greystone’s pallet sales and 54% and 58% of Greystone’s total sales in fiscal years 2012 and 2011, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the customer and are the only plastic pallets in use for case goods at the current time by the customer. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Personnel

Greystone had approximately 94 and 87 full-time employees as of August 31, 2011 and 2010, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2011, Greystone had no unrecognized tax benefits.

Three Month Period Ended August 31, 2011 Compared to Three Month Period Ended August 31, 2010

Sales
Sales for fiscal year 2012 were $5,783,624 compared to $4,994,208 in fiscal year 2011 for an increase of $789,416.  Pallet sales were $4,288,919 in fiscal year 2012 compared to $3,739,631 in fiscal year 2011 for an increase of $549,288. Greystone’s sales to its major customer in fiscal year 2012 were 73% of total pallet sales compared to 77% of total pallet sales in fiscal year 2011.  Pallet sales during fiscal year 2011 were hindered primarily due to lost production time on the pallet production lines for necessary repair and maintenance.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $1,494,705 in fiscal year 2012 compared to $1,254,577 in fiscal year 2011 for an increase of $240,128.  Greystone’s strategic plan is to continue to grow the sales of recycled plastic resin.

Cost of Sales

Cost of sales in fiscal year 2012 was $4,627,974, or 80% of sales, compared to $4,738,456, or 95% of sales, in fiscal year 2011.  The higher ratio of cost of sales to sales in fiscal year 2011 was primarily due to inelastic manufacturing costs for pallet production during a period of reduced product volume resulting from lost production time on the pallet production lines for necessary repair and maintenance. The profit margin for resin sales was approximately nil in fiscal year 2012 and 2011 due to pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $53,102 and $104,042 in fiscal years 2012 and 2011, respectively. During fiscal year 2012, the profit margins for recycled plastic resin decreased due to increases in the cost of raw materials.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $411,987 in fiscal year 2012 compared to $491,084 in fiscal year 2011 for a decrease of $79,097. The decrease in selling, general and administrative expenses was primarily due to the salary and related expenses associated with the resignation of the Senior Vice President for Sales and Marketing in April, 2011.

Net Income (Loss)

Greystone recorded net income of $475,360 compared to a net loss of $(417,642) in fiscal year 2011 for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2012 was $479,735, or $0.02 per share, compared to the net loss attributable to common stockholders  of $(520,152), or $(0.02) per share, in fiscal year 2011 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the three month period ended August 31, 2011. While the amendment to the loan agreement provided important near-term relief, Greystone will require additional cash to achieve growth and to meet Greystone's contractual obligations, and Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended August 31, 2011 is as follows:

Cash provided by operating activities	$673,997

Cash used in investing activities	(183,390)

Cash used in financing activities	(342,671)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$9,173,196	$3,722,179	$5,168,410	$250,997	$31,610

Greystone had a working capital deficit of $4,899,022 at August 31, 2011, which includes the current portion of long-term debt of $3,722,179, including $2,593,716 to related parties, and accounts payable and accrued liabilities of $3,817,462, including $1,730,759 to related parties. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its limitations on its ability to obtain long-term financing.  There is no assurance that Greystone will secure additional long-term financing.

Substantially all of the financing that Greystone has received through the last few fiscal years has been provided by loans or through loan guarantees from the officers and directors of Greystone.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2011, which was filed on September 16, 2011.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial

Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2011, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of August 31, 2011. The material weaknesses as of August 31, 2011 were as follows:

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

During the quarter ended August 31, 2011, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.   Other Information

Effective as of August 31, 2011, (a) Warren F. Kruger, President, Chief Executive Officer and a director of the Company, (b) Robert B. Rosene, Jr., a director of the Company, (c) F&M, (d) GSM, a wholly-owned subsidiary of the Company, and (e) GLOG, an entity owned by Warren F. Kruger and Robert B. Rosene, Jr., entered into an amendment (the “Third Amendment”) to that certain Loan Agreement, dated March 4, 2005 (as amended from time to time, the “Loan Agreement”).  The Third Amendment (v) causes all of GLOG’s rights and obligations under the Loan Agreement to be transferred to  Warren F. Kruger and Robert B. Rosene, Jr., (w) affirms the cross-collateralization and cross-default provisions of the Loan Agreement among property and debts of GSM, GLOG and Greystone Real Estate, L.L.C., an entity owned by Warren F. Kruger and Robert B. Rosene, Jr., (x) amends the cross-collateralization and cross-default provisions of the Loan Agreement to include Messrs. Kruger and Rosene, (y) amends certain financial covenants of the Loan Agreement and (z) includes certain other provisions that are customary in such types of agreements.  The Third Amendment was a result of GLOG distributing its assets to its members, Warren F. Kruger and Robert B. Rosene, Jr., and subsequently being dissolved.

Item 6.   Exhibits.

10.1	Third 2011 Amendment to Loan Agreement dated March 5, 2005.

11.1	Computation of Loss per Share is in Note 2 in the Notes to the financial statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 24, 2011	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: October 24, 2011	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Third 2011 Amendment to Loan Agreement dated March 5, 2005.

11.1	Computation of Loss per Share is in Note 2 in the Notes to the financial statements.

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