Form 10-Q/A
period 2011-08-31
GREYSTONE LOGISTICS, INC.
filed 2011-11-16
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   October 18, 2011 - 26,111,201

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: November 16, 2011	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: November 16, 2011	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Third 2011 Amendment to Loan Agreement dated March 5, 2005.(1)

11.1	Computation of Loss per Share is in Note 2 in the Notes to the financial statements.(1)

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2011 and May 31, 2011, (ii) the Consolidated Statements of Operations for the three month periods ended August 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the three month periods ended August 31, 2011 and 2010, and (iv) the Notes to the Consolidated Financial Statements. (2)

(1)	Filed with the registrant’s original report on Form 10-Q for the quarter ended August 31, 2011, which was filed on October 24, 2011.
(2)	Filed herewith.