Form 10-Q
period 2011-11-30
GREYSTONE LOGISTICS, INC.
filed 2012-01-17
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   January 9, 2011 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2011	2011
	(Unaudited)
Assets
Current Assets:
Cash	$598,898	$169,420
Accounts receivable -
Trade, net of allowance of $75,000 at November 30, 2011 and May 31, 2011	1,700,897	1,769,387
Related party	444,825	652,402
Inventory	1,281,957	543,557
Prepaid expenses and other	95,652	70,990
Total Current Assets	4,122,229	3,205,756

Property, Plant and Equipment	14,801,332	13,900,575
Less: Accumulated Depreciation	(6,759,696)	(6,186,967)
Property, Plant and Equipment, net	8,041,636	7,713,608

Other Assets	96,733	100,693

Total Assets	$12,260,598	$11,020,057

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,967,848	$3,937,581
Advances payable - related party	666,080	725,080
Current portion of variable interest entities' long-term debt	—	135,173
Preferred dividends payable	2,762,944	—
Accounts payable and accrued expenses	2,392,821	1,927,162
Accounts payable and accrued expenses - related parties	1,817,121	1,621,838
Total Current Liabilities	11,606,814	8,346,834

Long-Term Debt, net of current portion	8,655,064	8,811,243
Long-Term Debt of Variable Interest Entity, net of current portion	—	3,566,971

Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized, 50,000
shares issued and outstanding, liquidation preference of $5,000,000	5	—
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued: 26,111,201 at November 30, 2011 and May 31, 2011	2,611	2,611
Additional paid-in capital	53,089,293	48,089,298
Accumulated deficit	(62,065,476)	(62,297,986)
Total Greystone Stockholders' Deficit	(8,973,567)	(14,206,077)
Noncontrolling interests	972,287	4,501,086
Total Deficit	(8,001,280)	(9,704,991)

Total Liabilities and Deficit	$12,260,598	$11,020,057

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Six Months Ended November 30,
	2011	2010

Sales	$11,997,125	$10,047,081

Cost of Sales	9,860,901	9,519,823

Gross Profit	2,136,224	527,258

General, Selling and Administrative Expenses	899,345	988,781

Operating Income (Loss)	1,236,879	(461,523)

Other Income (Expense):
Other Income (Expense)	(6,841)	7,650
Interest Expense	(478,897)	(392,462)
Total Other Expense, net	(485,738)	(384,812)

Net Income (Loss)	751,141	(846,335)

Income Attributable to Variable Interest Entities, net	(46,180)	(41,394)

Preferred Dividends	(81,027)	(162,945)

Net Income (Loss) Available to Common Stockholders	$623,934	$(1,050,674)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.02	$(0.04)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,201	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2011	2010

Sales	$6,213,501	$5,052,873

Cost of Sales	5,140,878	4,781,367

Gross Profit	1,072,623	271,506

General, Selling and Administrative Expenses	487,358	497,697

Operating Income (Loss)	585,265	(226,191)

Other Income (Expense):
Other Income (Expense)	(3,891)	—
Interest Expense	(212,544)	(202,502)
Total Other Expense, net	(216,435)	(202,502)

Net Income (Loss)	368,830	(428,693)

Income Attributable to Variable Interest Entities, net	(50,555)	(20,802)

Preferred Dividends	(81,027)	(81,027)

Net Income (Loss) Available to Common Stockholders	$237,248	$(530,522)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.01	$(0.02)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,211,201	26,211,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended November 30,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$751,141	$(846,335)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	581,168	511,552
Stock-based compensation	—	47,984
Changes in receivables	276,067	30,676
Changes in inventory	(738,400)	61,347
Changes in prepaid expenses and other	(24,662)	6,767
Change in other assets	(4,479)	2,740
Changes in accounts payable and accrued expenses	664,152	728,059
Net cash provided by operating activities	1,504,987	542,790

Cash Flows from Investing Activities:
Purchase of property and equipment	(337,731)	(772,193)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	500,000
Payments on long-term debt	(721,998)	(190,691)
Payments on advances from related party	(59,000)	(69,001)
Capital contributions to variable interest entity	75,000	—
Distributions by variable interest entity	(31,780)	—
Net cash provided by (used in) financing activities	(737,778)	240,308

Net Increase in Cash	429,478	10,905
Cash, beginning of period	169,420	163,749

Cash, end of period	$598,898	$174,654

Non-Cash Activities:
Acquisition of equipment by capital lease or debt	$563,026	$—
Preferred dividend accrual	81,027	162,945
Net decrease in liabilities due to deconsolidation of VIE	990,378	—
Supplemental Information:
Interest paid	278,413	198,379

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)
Note 1.   Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2011, and the results of its operations and its cash flows for the six-month and three-month periods ended November 30, 2011 and 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2011 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the six-month and three-month periods ended November 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements have been prepared assuming that Greystone will continue as a going concern.  Greystone reported a net loss for the fiscal year ended May 31, 2011 and net income for the two fiscal years prior thereto.  Greystone believes that it has the capacity to produce sufficient plastic pallets to achieve profitability.  However, Greystone continues to be dependent on one customer. Sales to this major customer were approximately 75% of pallet sales (61% of total sales) for the six-month period ended November 30, 2011 and 76% of pallet sales (55% of total sales) for the six-month period ended November 30, 2010. To date, Greystone has received substantial advances from investors to finance its operations and will require additional substantial funding and/or personal guarantees of debt in order to attain its business plan and continue to achieve profitable operations.  Historically, Greystone has been successful in financing its operations primarily through short-term loans and personal guarantees of bank loans by its officers and directors. Management has continued to seek long-term and/or permanent financing, and on March 15, 2011, Greystone entered into an amended bank loan agreement which provides for a three-year term on Greystone’s primary indebtedness.  While such amendment’s extended terms provided important near-term relief, profitable growth will still require additional capital resources. Neither the receipt of additional funding in adequate amounts nor the successful implementation of Greystone’s business plan can be assured.  The combination of these factors raises substantial doubt about Greystone's ability to continue as a going concern.

Note 2.   Variable Interest Entities (VIE)

The consolidated financial statements of Greystone include Greystone Real Estate, L.L.C. (“GRE”), a VIE which owns two buildings located in Bettendorf, Iowa which are leased to Greystone Manufacturing, L.L.C. (“GSM”), and until August 31, 2011, GLOG Investment, L.L.C. (“GLOG”), a VIE whose sole asset was Greystone’s Series 2003 Convertible Preferred Stock in the face amount of $5,000,000 and accrued dividends of $2,762,944. The assets and liabilities of GLOG were transferred to GLOG’s owners and GLOG was dissolved effective September 20, 2011, thereby removing the requirement for Greystone to consolidate GLOG.  Greystone initially became the primary beneficiary of GLOG’s variable interests on March 15, 2011, when a bank loan amendment caused Greystone’s assets to be included as collateral for GLOG’s indebtedness. Greystone’s assets continue to serve as collateral for the bank loan after it was assumed by GLOG’s owners.  The effect of GLOG’s dissolution was the deconsolidation to remove GLOG’s debt and to restore Greystone’s preferred stock and accumulated dividends payable to Greystone’s consolidated financial statements.

Note 3.   Earnings Per Share

For the six-month and three-month periods ended November 30, 2011, basic and diluted EPS were the same as the effect of the stock options to purchase common stock and the convertible provisions of the Series 2003 preferred stock were anti-dilutive.

The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the six-month and three-month periods ended November 30, 2011 as their effect would have been antidilutive:

Options to purchase common stock	1,940,000
Convertible preferred stock	3,333,000
5,273,000

Note 4.   Inventory

Inventory consists of the following:

	November 30,	May 31,
	2011	2011
	(Unaudited)

Raw Materials	$668,378	$171,104
Finished goods	613,579	372,453

Total inventory	$1,281,957	$543,557

Note 5.   Note Payable

Notes payable consisted of the following:

	November 30,	May 31,
	2011	2011
Greystone Debt:	(Unaudited)

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due March 13, 2014	5,517,036	$5,952,591

Mortgage payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.74%, due February 13, 2016	3,745,755	3,866,827

Note payable to BancFirst, prime rate of interest plus 1%, due July 1, 2012	95,890	181,771

Notes payable to Robert Rosene, 7.5% interest, due January 15, 2013	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2013	527,716	527,716

Capitalized lease obligation, 5% interest, due August 15, 2016	538,085	—

Other	132,430	153,919

Total	12,622,912	12,748,824
Less: Current portion	3,967,848	3,937,581

Long-term debt	$8,655,064	$8,811,243

VIE Debt:

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.75%, due March 15, 2014	$—	$3,702,144

Less: Current portion	—	135,173

Long-term debt	$—	$3,566,971

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

GLOG was a party to the March 4, 2005 amended loan agreement with F&M which contained cross-collateralization and cross-default provisions among GLOG, GSM and GRE.  Effective with the August 31, 2011 loan amendment, GLOG was replaced by the Borrowers.

Note 6.   Fair Value of Financial Instruments

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP.  Greystone also consolidates its variable interest entities, Greystone Real Estate, L.L.C., or GRE, and, until August 31, 2011, GLOG Investment, L.L.C., or GLOG.  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2012 refer to the six-month and three-month periods ended November 30, 2011, as applicable.  References to fiscal year 2011 refer to the six-month and three- month periods ended November 30, 2010, as applicable.

Sales

Greystone's primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base.  Greystone's existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries.  Greystone has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone's products and by providing a pallet leasing option.  Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis. Greystone’s marketing is conducted through contract distributors and its President and other employees.

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 75% and 76% of Greystone’s pallet sales and 61% and 55% of Greystone’s total sales for the six-month periods ended November 30, 2012 and 2011, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the customer and are the only plastic pallets in use for case goods at the current time by the customer. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Personnel

Greystone had approximately 94 and 87 full-time employees as of November 30, 2011 and 2010, respectively.

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

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2011, Greystone had no unrecognized tax benefits.

Six-Month Period Ended November 30, 2011 Compared to Six-Month Period Ended November 30, 2010

Sales
Sales for fiscal year 2012 were $11,997,125 compared to $10,047,081 in fiscal year 2011 for an increase of $1,950,044.  Pallet sales were $9,732,702 in fiscal year 2012 compared to $7,304,594 in fiscal year 2011 for an increase of $2,428,108. Greystone’s sales to its major customer in fiscal year 2012 were 75% of total pallet sales compared to 76% of total pallet sales in fiscal year 2011.  The increased pallet sales in fiscal year 2012 over 2011 was primarily due to new customer sales of approximately $390,000 and to improvements in production output as discussed below under Cost of Sales.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $2,264,423 in fiscal year 2012 compared to $2,742,487 in fiscal year 2011 for a decrease of $478,064.  The cost of material compared to the pricing for pelletized resin was less than favorable resulting in a reduction in fiscal year 2012 of production and sales of resin.  Greystone’s strategic plan is to continue to grow the sales of recycled plastic resin as gross margins improve.

Cost of Sales
Cost of sales in fiscal year 2012 was $9,860,901, or 82% of sales, compared to $9,519,823, or 95% of sales, in fiscal year 2011.  The higher ratio of cost of sales to sales in fiscal year 2011 was primarily due to inelastic manufacturing costs for pallet production during a period of reduced product volume resulting from lost production time on the pallet production lines for necessary repair and maintenance.

The cost of sales for resin approximates the related sales. Greystone’s profitability from resin sales is affected by pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $75,000 and $254,000 in fiscal years 2012 and 2011, respectively.

General, Selling and Administrative Expenses
General, selling and administrative expenses were $899,345 in fiscal year 2012 compared to $988,781 in fiscal year 2011 for a decrease of $89,436. The decrease in selling, general and administrative expenses was primarily due to the salary and related expenses associated with the resignation of the Senior Vice President for Sales and Marketing in April, 2011.

Interest Expense
Interest expense was $478,897 in fiscal year 2012 compared to $392,462 in fiscal year 2011 for an increase of $86,435.  In January 2011, Greystone sold its plant in Bettendorf, Iowa to Greystone Real Estate and used the proceeds to retire the related debt on the facility and Greystone Real Estate financed the acquisition with a mortgage note payable.  As a result, for fiscal year 2012 over 2011, there was an increase in interest expense of approximately $62,000 for Greystone Real Estate and a decrease of approximately $25,000 for Greystone.  In addition, the interest expense in fiscal year 2012 included $45,000 for the variable interest entity, GLOG which was included in the consolidation of Greystone for the period from June 1, 2011 through August 31, 2011.  GLOG was not included in the consolidation for the six-month period ended November 30, 2010.

Net Income (Loss)
Greystone recorded net income of $751,141 in fiscal year 2012 compared to a net loss of $(846,335) in fiscal year 2011 for the reasons discussed above.

Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders for fiscal year 2012 was $623,934, or $0.02 per share, compared to the net loss attributable to common stockholders  of $(1,050,674), or $(0.04) per share, in fiscal year 2011 for the reasons discussed above.

Three Month Period Ended November 30, 2011 Compared to Three Month Period Ended November 30, 2010

Sales
Sales for fiscal year 2012 were $6,213,501 compared to $5,052,873 in fiscal year 2011 for an increase of $1,160,628.  Pallet sales were $5,443,783 in fiscal year 2012 compared to $3,564,963 in fiscal year 2011 for an increase of $1,878,820. Greystone’s sales to its major customer in fiscal year 2012 were 76% of total pallet sales compared to 74% of total pallet sales in fiscal year 2011.  The increased pallet sales in fiscal year 2012 over 2011 was due primarily to new customer sales of approximately $344,000 to improvements in production output as discussed below under Cost of Sales.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $769,718 in fiscal year 2012 compared to $1,487,910 in fiscal year 2011 for a decrease of $718,192.  The cost of material compared to the pricing for pelletized resin was less than favorable resulting in a reduction in fiscal year 2012 of production and sales of resin.  Greystone’s strategic plan is to continue to grow the sales of recycled plastic resin as gross margins improve.

Cost of Sales
Cost of sales in fiscal year 2012 was $5,140,878, or 83% of sales, compared to $4,781,367, or 95% of sales, in fiscal year 2011.  The higher ratio of cost of sales to sales in fiscal year 2011 was primarily due to inelastic manufacturing costs for pallet production during a period of reduced product volume resulting from lost production time on the pallet production lines for necessary repair and maintenance.

The cost of sales for resin approximates the related sales. Greystone’s profitability from resin sales is affected by pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $22,000 and $160,000 in fiscal years 2012 and 2011, respectively.

Net Income (Loss)
Greystone recorded net income of $368,830 compared to a net loss of $(428,693) in fiscal year 2011 for the reasons discussed above.

Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders for fiscal year 2012 was $237,248, or $0.01 per share, compared to the net loss attributable to common stockholders  of $(530,522), or $(0.02) per share, in fiscal year 2011 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the six-month period ended November 30, 2011. While the aforementioned amendment to the loan agreement provided important near-term relief, Greystone will require additional cash to achieve growth and to meet Greystone's contractual obligations, and Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended November 30, 2011 is as follows:

Cash provided by operating activities	$1,504,987

Cash used in investing activities	(337,731)

Cash used in financing activities	(737,778)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$12,622,912	$3,967,848	$5,495,945	$3,159,119	$—
Operating leases	4,844,226	523,338	1,046,677	1,046,677	2,227,534

Greystone had a working capital deficit of $7,484,585 at November 30, 2011, which includes the current portion of long-term debt of $3,967,848 of which $2,593,716 is payable to related parties, and accounts payable and accrued liabilities of $4,209,942 of which $1,817,121 is payable to related parties. The working capital deficit reflects the uncertain financial condition of Greystone resulting from its limitations on its ability to obtain long-term financing.  There is no assurance that Greystone will secure additional long-term financing.

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

Item 4.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2011, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone did not maintain effective internal control over financial reporting as of November 30, 2011. The material weaknesses as of November 30, 2011 were as follows:

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

During the three-month period ended November 30, 2011, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 17, 2012	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: January 17, 2012	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer

Index to Exhibits

11.1	Computation of Income per Share is in Note 3 in the Notes to the financial statements.

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