Form 10-Q/A
period 2011-11-30
GREYSTONE LOGISTICS, INC.
filed 2012-02-09
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

This Form 10-Q/A is being filed by Greystone Logistics, Inc. (the “Company”) as Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended November 30, 2011 (the “Previous Form 10-Q”).  This Form 10-Q/A amends and restates Item 4 of the Previous Form 10-Q in its entirety.  No other information contained in the Previous Form 10-Q is being amended hereby.  Accordingly, this Form 10-Q/A should be read in conjunction with the Previous Form 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Form 10-Q, including any amendments to those filings.  The purpose of filing this Form 10-Q/A is to amend certain information contained in the Previous Form 10-Q relating to the Company’s disclosure controls and procedures and its internal control over financial reporting.  In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Item 4.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2011, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at November 30, 2011.

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