Form 10-Q
period 2012-02-29
GREYSTONE LOGISTICS, INC.
filed 2012-04-16
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     April 12, 2012 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 29, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 29,	May 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash	$288,537	$169,420
Accounts receivable -
Trade, net of allowance of $75,000 at February 29, 2012 and May 31, 2011	1,830,805	1,769,387
Related party	884,986	652,402
Inventory	1,882,660	543,557
Prepaid expenses and other	153,984	70,990
Total Current Assets	5,040,972	3,205,756

Property, Plant and Equipment	14,898,812	13,900,575
Less: Accumulated Depreciation	(7,041,313)	(6,186,967)
Property, Plant and Equipment, net	7,857,499	7,713,608

Other Assets	91,354	100,693

Total Assets	$12,989,825	$11,020,057

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,329,410	$3,937,581
Advances payable - related party	631,580	725,080
Current portion of variable interest entities' long-term debt	—	135,173
Preferred dividends payable	2,842,190	—
Accounts payable and accrued expenses	3,160,745	1,927,162
Accounts payable and accrued expenses - related parties	1,885,872	1,621,838
Total Current Liabilities	9,849,797	8,346,834

Long-Term Debt, net of current portion	11,079,537	8,811,243
Long-Term Debt of Variable Interest Entity, net of current portion	—	3,566,971

Deficit:
Preferred stock, $0.0001 par value, 20,750,000 shares authorized, 50,000
shares issued and outstanding, liquidation preference of $5,000,000	5	—
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued: 26,111,201 at February 29, 2012 and May 31, 2011	2,611	2,611
Additional paid-in capital	53,089,293	48,089,298
Accumulated deficit	(62,031,414)	(62,297,986)
Total Greystone Stockholders' Deficit	(8,939,505)	(14,206,077)
Noncontrolling interests	999,996	4,501,086
Total Deficit	(7,939,509)	(9,704,991)

Total Liabilities and Deficit	$12,989,825	$11,020,057

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	February 29, 2012	February 28, 2011

Sales	$16,872,981	$14,253,173

Cost of Sales	13,821,507	13,120,654

Gross Profit	3,051,474	1,132,519

General, Selling and Administrative Expenses	1,454,146	1,441,590

Operating Income (Loss)	1,597,328	(309,071)

Other Income (Expense):
Other Income (Expense)	(1,909)	2,600
Interest Expense	(680,480)	(641,423)
Total Other Expense, net	(682,389)	(638,823)

Net Income (Loss)	914,939	(947,894)

Income Attributable to Noncontrolling Interests, net	(96,669)	(78,388)

Preferred Dividends	(160,274)	(243,082)

Net Income (Loss) Available to Common Stockholders	$657,996	$(1,269,364)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$0.03	$(0.05)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,201	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011

Sales	$4,875,856	$4,206,092

Cost of Sales	3,960,606	3,600,831

Gross Profit	915,250	605,261

General, Selling and Administrative Expenses	554,801	452,809

Operating Income	360,449	152,452

Other Income (Expense):
Other Income (Expense)	4,932	(5,050)
Interest Expense	(201,583)	(248,960)
Total Other Expense, net	(196,651)	(254,010)

Net Income (Loss)	163,798	(101,558)

Income Attributable to Noncontrolling Interests, net	(50,489)	(36,994)

Preferred Dividends	(79,247)	(80,137)

Net Income (Loss) Available to Common Stockholders	$34,062	$(218,689)

Income (Loss) Available to Common Stockholders
Per Share of Common Stock - Basic and Diluted	$—	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,201	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	February 29, 2012	February 28, 2011

Cash Flows from Operating Activities:
Net income (loss)	$914,939	$(947,894)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	867,005	801,835
Stock-based compensation	—	71,976
Changes in receivables	(294,002)	242,540
Changes in inventory	(1,339,103)	(172,465)
Changes in prepaid expenses and other	(82,994)	(697)
Change in other assets	(3,320)	320
Changes in accounts payable and accrued expenses	1,500,827	426,987
Net cash provided by operating activities	1,563,352	422,602

Cash Flows from Investing Activities:
Purchase of property and equipment	(435,211)	(1,173,301)

Cash Flows from Financing Activities:
Proceeds from note payable	—	2,000,000
Proceeds from note payable to related party	—	500,000
Payments on long-term debt	(935,964)	(1,658,506)
Payments on advances from related party	(93,500)	(103,501)
Capital contributions to variable interest entity	75,000	—
Distributions by variable interest entity	(54,560)	—
Net cash provided by (used in) financing activities	(1,009,024)	737,993

Net Increase in Cash	119,117	(12,706)
Cash, beginning of period	169,420	163,749

Cash, end of period	$288,537	$151,043

Non-Cash Activities:
Acquisition of equipment by capital lease or debt	$563,026	$—
Preferred dividend accrual	160,274	243,082
Net decrease in liabilities due to deconsolidation of VIE	990,378	—
Supplemental Information:
Interest paid	398,523	336,614

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to  Consolidated Financial Statements
(Unaudited)

Note 1.                 Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2012, the results of its operations for the nine-month and three-month periods ended February 29, 2012 and February 28, 2011 and its cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2011 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the nine-month and three-month periods ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.                 Variable Interest Entities (VIE)

The consolidated financial statements of Greystone include Greystone Real Estate, L.L.C. (“GRE”), a VIE which owns two buildings located in Bettendorf, Iowa which are leased to Greystone Manufacturing, L.L.C. (“GSM”), and until August 31, 2011, GLOG Investment, L.L.C. (“GLOG”), a VIE whose sole asset was Greystone’s Series 2003 Convertible Preferred Stock in the face amount of $5,000,000 and accrued dividends of $2,842,190. The assets and liabilities of GLOG were transferred to GLOG’s owners and GLOG was dissolved effective September 20, 2011, thereby removing the requirement for Greystone to consolidate GLOG.  Greystone initially became the primary beneficiary of GLOG’s variable interests on March 15, 2011, when a bank loan amendment caused Greystone’s assets to be included as collateral for GLOG’s indebtedness. Greystone’s assets continue to serve as collateral for the bank loan after it was assumed by GLOG’s owners.  The effect of GLOG’s dissolution was the deconsolidation to remove GLOG’s debt and to restore Greystone’s preferred stock and accumulated dividends payable to Greystone’s consolidated financial statements.

Note 3.                  Earnings Per Share

For the nine-month and three-month periods ended February 29, 2012, basic and diluted EPS were the same as the effect of the stock options to purchase common stock and the convertible provisions of the Series 2003 preferred stock were anti-dilutive.

           The following securities (rounded to thousands) were not included in the computation of diluted earnings per share for the nine-month and three-month periods ended February 29, 2012 as their effect would have been antidilutive:

Options to purchase common stock	1,940,000
Convertible preferred stock	3,333,000
5,273,000

Note 4.                  Inventory

Inventory consists of the following:

	February 29,	May 31,
	2012	2011
	(Unaudited)

Raw Materials	$852,403	$171,104
Finished goods	1,030,257	372,453

Total inventory	$1,882,660	$543,557

Note 5.                 Notes Payable

Notes payable consisted of the following:

	February 29,	May 31,
	2012	2011
Greystone Debt:	(Unaudited)

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due March 13, 2014	$5,444,443	$5,952,591

Mortgage payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.74%, due February 13, 2016	3,684,118	3,866,827

Note payable to BancFirst, prime rate of interest plus 1%, due July 1, 2012	52,214	181,771

Notes payable to Robert Rosene, 7.5% interest, due January 15, 2014	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2014	527,716	527,716

Capitalized lease obligation, 5% interest, due August 15, 2016	512,832	—

Other	121,624	153,919

Total	12,408,947	12,748,824
Less: Current portion	1,329,410	3,937,581

Long-term debt	$11,079,537	$8,811,243

VIE Debt:

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.75%, due March 15, 2014	$—	$3,702,144

Less: Current portion	—	135,173

Long-term debt	$—	$3,566,971

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

Effective January 15, 2012, Warren Kruger and Robert Rosene granted a two year extension on the maturity of the notes payable to them by Greystone.

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

Note 7.                 Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 65% and 74% of Greystone’s pallet sales and 54% and 56% of Greystone’s total sales for the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.  The design of Greystone’s recycled plastic pallets is approved for use by the customer and is the only plastic pallets in use for case goods at the current time by the customer. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Used and damaged pallets are a desirable source of raw material. Greystone purchases essentially all pallets from its customers at a price competitive with other sources of the same grade of raw material.  These pallets are recycled and used in the manufacture of pallets.  Greystone’s major customer discontinued its use of a particular size of pallet which was replaced by the design discussed in the previous paragraph.  Greystone repurchases these discontinued pallets for a contractual price.  Greystone’s willingness to accept the returned pallets has resulted in a surplus of pallets with respect to Greystone’s current production needs.  As of February 29, 2012, Greystone has an account payable to the major customer resulting from this transaction in the amount of approximately $1,376,000.  The customer understands that the discontinued pallets are being returned at a much faster pace than needed by Greystone and, as a result, has been willing to work with Greystone to remit payment as it is capable.

Warren Kruger, Greystone’s President and CEO, and Robert Rosene, a member of Greystone’s board, have provided financing and guarantees on Greystone’s bank debt.  As of February 29, 2012, Greystone is indebted to Messrs. Kruger and Rosene in the amount of $4,480,284 for notes payable and related accrued interest.  Messrs. Kruger and Rosene have agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

 Greystone, GSM, GRE and Messrs. Kruger and Rosene are parties to a loan agreement dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  The loan agreement contains cross-collateralization and cross-default provisions among property and debts of GSM, GRE and Messrs. Kruger and Rosene.  The debt of Messrs. Kruger and Rosene was incurred to acquire the outstanding preferred stock of Greystone and has a balance outstanding at February29, 2012 of approximately $3,600,000.

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

References to fiscal year 2012 refer to the nine-month and three-month periods ended February 29, 2012, as applicable.  References to fiscal year 2011 refer to the nine-month and three- month periods ended February 28, 2011, as applicable.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 65% and 74% of Greystone’s pallet sales and 54% and 56% of Greystone’s total sales for the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Personnel

Greystone had approximately 90 and 87 full-time employees as of February 29, 2012 and February 28, 2011, respectively.

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

Nine-Month Period Ended February 29, 2012 Compared to Nine-Month Period Ended February 28, 2011

Sales

Sales for fiscal year 2012 were $16,872,981 compared to $14,253,173 in fiscal year 2011 for an increase of $2,619,808.  Pallet sales were $14,064,681 in fiscal year 2012 compared to $10,730,570 in fiscal year 2011 for an increase of $3,334,111. Greystone’s sales to its major customer in fiscal year 2012 were 65% of total pallet sales compared to 74% of total pallet sales in fiscal year 2011. Sales to Greystone’s major customer increased approximately $1,430,000 over fiscal year 2011, with the increase primarily occurring during the first six months of fiscal year 2012. New customer sales in fiscal year 2012 were approximately $1,055,000. The increase in pallet sales in fiscal year 2012 over fiscal year 2011 was due primarily to improvements in production output as discussed below under Cost of Sales.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $2,808,300 in fiscal year 2012 compared to $3,522,603 in fiscal year 2011 for a decrease of $714,303.  Greystone curtailed its sales of resin during fiscal year 2011 due to unfavorable margins with respect to the cost of material compared to the resale pricing.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2012 was $13,821,507, or 82% of sales, compared to $13,120,654, or 92% of sales, in fiscal year 2011.  The higher ratio of cost of sales to sales in fiscal year 2011 was primarily due to inelastic manufacturing costs for pallet production during a period of reduced product volume resulting from lost production time on the pallet production lines for necessary repair and maintenance.

The cost of sales for resin approximates the related sales. Greystone’s profitability from resin sales is affected by pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $100,000 and $254,000 in fiscal years 2012 and 2011, respectively.

Interest Expense

Interest expense was $680,480 in fiscal year 2012 compared to $641,423 in fiscal year 2011 for an increase of $39,057.  In January 2011, Greystone sold its plant in Bettendorf, Iowa to Greystone Real Estate (“GRE”) and used the proceeds to retire the related debt on the facility. GRE financed the acquisition with a mortgage note payable.  As a result, for fiscal year 2012 over 2011, there was an increase in interest expense of approximately $72,000 for GRE and a decrease of approximately $78,000 for Greystone.  In addition, the interest expense in fiscal year 2012 included $45,000 for the variable interest entity, GLOG, which was dissolved effective August 31, 2011.

Net Income (Loss)

Greystone recorded net income of $914,939 in fiscal year 2012 compared to a net loss of $(947,894) in fiscal year 2011 for the reasons discussed above.

Net Income (Loss) Available to Common Stockholders

Net income available to common stockholders for fiscal year 2012 was $657,996, or $0.03 per share, compared to the net loss attributable to common stockholders  of $(1,269,364), or $(0.05) per share, in fiscal year 2011 for the reasons discussed above.

Three Month Period Ended February 29, 2012 Compared to Three Month Period Ended February 28, 2011

Sales

Sales for fiscal year 2012 were $4,875,856 compared to $4,206,092 in fiscal year 2011 for an increase of $669,764.  Pallet sales were $4,331,979 in fiscal year 2012 compared to $3,425,976 in fiscal year 2011 for an increase of $906,003. Greystone’s sales to its major customer in fiscal year 2012 were 54% of total pallet sales compared to 69% of total pallet sales in fiscal year 2011.  The increased pallet sales in fiscal year 2012 over 2011 was due primarily to new customer sales of approximately $665,000. Improvements in production output as discussed below under Cost of Sales were also a primary reason for the increased sales in fiscal year 2012.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $543,877 in fiscal year 2012 compared to $780,116 in fiscal year 2011 for a decrease of $236,239.   Greystone curtailed its sales of resin during fiscal year 2012 due to unfavorable margins with respect to the cost of material compared to the resale pricing.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2012 was $3,960,606, or 81% of sales, compared to $3,600,831, or 86% of sales, in fiscal year 2011.  The higher ratio of cost of sales to sales in fiscal year 2011 was primarily due to inelastic manufacturing costs for pallet production during a period of reduced product volume resulting from lost production time on the pallet production lines for necessary repair and maintenance.

The cost of sales for resin approximates the related sales. Greystone’s profitability from resin sales is affected by pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Greystone’s business plan is to increase resin sales with improved profit margins toward the realization of a positive gross margin. Yorktown’s share of gross profits from resin sales totaled approximately $25,000 and $160,000 in fiscal years 2012 and 2011, respectively.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $554,801 in fiscal year 2012 compared to $452,809 in fiscal year 2011 for an increase of $101,992.  The increase in general, selling and administrative expenses is due to an increase of approximately $75,000 in commission expenses. During fiscal year 2012, Greystone added certain independent contractors to market pallets on a commission basis.

Net Income (Loss)

Greystone recorded net income of $163,798 compared to a net loss of $(101,558) in fiscal year 2011 for the reasons discussed above.

Net Income (Loss) Available to Common Stockholders

Net income available to common stockholders for fiscal year 2012 was $34,062, or $0.00 per share, compared to the net loss attributable to common stockholders  of $(218,689), or $(0.01) per share, in fiscal year 2011 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the nine-month period ended February 29, 2012. While the aforementioned amendment to the loan agreement provided important near-term relief, Greystone will require additional cash to achieve growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended February 29, 2012 is as follows:

Cash provided by operating activities	$1,563,352

Cash used in investing activities	(435,211)

Cash used in financing activities	(1,009,024)

The cash flows provided by operating activities was affected in part by an increase in the carrying value of inventory in the amount of $1,339,103 which was funded by an increase in accounts payable due to Greystone’s suppliers in the amount of $1,500,827.

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$12,408,947	$1,329,410	$8,024,548	$3,054,989	$—

Greystone had a working capital deficit of $4,808,825 at February 29, 2012. Excluding preferred dividends payable, current portion of long-term debt to related parties and accrued interest payable to related parties, Greystone’s working capital deficit was reduced from $925,524 at May 31, 2011 to $80,763 at February 29, 2012.  The working capital deficit reflects the uncertain financial condition of Greystone resulting from its limitations on its ability to obtain long-term financing.  There is no assurance that Greystone will secure additional long-term financing.

Substantially all of the financing that Greystone has received through the last few fiscal years has been provided by loans or through loan guarantees from the officers and directors of Greystone.

Greystone continues to be dependent upon its business relationship with its major customer. In addition, Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2011, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at February 29, 2012.

During the three-month period ended February 29, 2012, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 16, 2012	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

Date: April 16, 2012	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer

Index to Exhibits

11.1	Computation of Income per Share is in Note 3 in the Notes to the financial statements.

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