Form 10-K
period 2012-05-31
GREYSTONE LOGISTICS, INC.
filed 2012-09-14
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                              Accelerated filer [   ]
Non-accelerated filer [   ]                                                                Small reporting company  [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [   ]   No [X]

As of November 30, 2011, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $1,166,120 ($0.08/share).

As of August 26, 2012, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

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

Effective March 18, 2005, Greystone caused its newly formed, wholly owned subsidiary, Greystone Logistics, Inc., an Oklahoma corporation, to be merged with and into Greystone.  In connection with such merger and as of the effective time of the merger, Greystone amended its certificate of incorporation by changing its name to Greystone Logistics, Inc., pursuant to the terms of the certificate of ownership and merger filed by Greystone with the Secretary of State of Oklahoma.  Also in connection with such merger, Greystone amended its bylaws to change its name to Greystone Logistics, Inc.

Current Business

Products

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President and other employees. As of May 31, 2012, Greystone had an aggregate production capacity of approximately 70,000 pallets per month.

GSM's product line as of May 31, 2012, consists of the following:

•	40” X 32” rackable pallet,

•	37” X 37” rackable pallet,

•	44” X 56” rackable pallet,

•	48” X 48” rackable pallet.

•	48” X 40” rackable pallet,

•	48” X 44” rackable pallet,

•	48” X 40” nestable pallet,

•	24”X 24” display pallet,

•	48”X 40” monoblock (one-piece) pallet,

•	48”X 45” stackable pallet,

•	Keg pallet, and

•	120cm X 100cm nestable pallet.

As of May 31, 2012, GSM was also marketing the following pallets:

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

Other Business

In January 2010, Greystone started actively selling recycled plastic that has been reprocessed into pellet form. Under an agreement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s President and CEO, Greystone provides the cost of processing raw material into pelletized recycled plastic and purchases the raw material from Yorktown at cost.  Greystone pays 40% of the gross profit, defined as revenue less cost of material and selling commissions, to Yorktown.  Greystone intends to grow the product sales of recycled plastic.

Pallet Industry

Pallets are devices used for moving and storing freight. A pallet is used as a base for assembling, storing, stacking, handling, and transporting goods as a unit load.  A pallet is so constructed to facilitate the placement of a lift truck’s forks between the levels of a platform so it may be moved easily.

Pallets are used worldwide for the transportation of goods and they are primarily made of wood. There are an estimated 1.9 to 2.0 billion pallets in circulation daily in the United States (an estimated 97% wood pallets and 3% plastic or other pallets).  In 2004, the William H. Sardo Jr. Pallet and Container Research Laboratory at Virginia Tech University, under the direction of Dr. Marshall S. “Mark” White, estimated total pallet annual production in the United States at 814 million broken down as follows:

•	500 million new wood pallets
•	300 million repaired and used wood pallets
•	8.3 million plastic pallets
•	5.5 million corrugated paperboard pallets
•	1.1 million metal pallets

According to the National Hardwood Lumber Association (NHLA), approximately 4.5 billion board feet of hardwood lumber is used annually for containers and pallets, which is almost 40% of all hardwood produced in the U.S.  According to the U.S. Environmental Protection Agency deforestation is a significant contributor to global carbon dioxide gas emissions.  Deforestation leads to CO2 emissions because the carbon sequestered in trees is emitted into the atmosphere and not counter-balanced by re-growth of new trees.

A wood container and pallet manufacturing industry report by Supplier Relations US estimated revenue for the year 2009 was approximately $6.7 billion with a gross profit of 21.11%.  The wood pallet and container industry is by no means concentrated, with roughly 2,500 – 3,000 pallet manufacturers and recyclers in operation. The estimated breakdown of wood pallet manufacturers is as follows:

•	44% manufacture new pallets only
•	47% manufacture new pallets and recovered use pallets (repair)
•	9% manufacture recovered use pallets only

Estimates of wood pallet manufacturing industry capacity utilization was at less than 60% in 2000 (Source: Sardo Laboratory).  According to the 2007 Economic Census, wood pallet and container manufacturers are rather small, totaling just 2,638 companies with a total of 58,467 employees.  Only 65 of these companies reported more than 100 employees and more than 2,000 of these companies reported less than 20 employees.  A typical company in this sector has only one establishment.  Capital investment in the industry was estimated in 2007 at $238,456 million.  Recent U.S. Census Bureau statistics also reports the value of shipments has increased almost 45% over the period from 2000 – 2008, or at an annual growth of 5%.

IBIS World forecasts modest industry growth over the next few years with little change in industry structure.  Greystone believes that a gradual shifting from wood pallets to plastic pallets will take place over time.  A June 2008 Freedonia Industrial report estimated the demand for wood pallets in 1997 was 1.112 billion and 1.105 billion in 2007.  At the same time, the demand for plastic pallets was 85 million in 1997 and 117 million in 2007.  Freedonia estimates that the demand for wood pallets will grow to 1.160 billion by 2012 and demand for plastic pallets to grow to 132 million.  Because of the lack of concentration among wood pallet manufacturers, there is a lesser risk of coordinated response (price, performance) against the penetration of plastic pallets. Wood is also a resource which faces environmental pressures (logging issues) as well as possible substantial overseas demand (China).

The largest industry users of pallets such as the food, chemical, pharmaceutical, beverage and dairy industries are populated with large public or private entities for which profitable financial performance is paramount.  The operating issues presented by wood pallets have been tolerated to date as there has been no viable alternative in sufficient size for replacement.

Types of Pallets

There are over 400 different pallet sizes used by companies in the United States.  Some of the most common sizes used in the U.S. according to the American National Standard/MH1 (2005) are listed below:

Pallet Type	Pallet Size	Share of Annual Production (%)
Grocery	48 X 40”	30.0
Chemical	42 X 42’	5.7
Military	40 X 48”	4.0
Beverage	36 X 36”	3.0
Dairy	40 X 40”	3.0

The most common size pallet is the 48 x 40” 4-way pallet or otherwise referred to as the GMA (Grocery Manufacturer Association) pallet, sometimes known in the industry as the “GMA Pallet,” “The GMA Pallet,” “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA acts as a commodity in the pallet industry, as price is often determined by availability.  As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are land filled or used as wood compost.

Pallets are the primary interface between the packaged product and today’s highly automated material handling equipment. Currently, approximately 90% of the U.S. domestic product is shipped on pallets. Although pallets are not the most glamorous part of the warehouse, they are important because users have expectations based on specifications and wood pallets lack critical manufacturing details that determine performance. The end user becomes frustrated when these pallets do not perform to expectation. Shipments can be damaged or rejected entirely resulting in significant product and revenue losses.  This angst is aggravated when new multi-million dollar automated systems are in use.

During the past two decades both timber prices and landfill fees have increased and have compelled businesses to modify the way pallets are managed. Businesses can evaluate and improve their pallet management systems and reduce associated waste by utilizing plastic recycled pallets.

Greystone’s management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price. Greystone intends to conduct research on pallet design strength and coefficient of friction and the materials used to make the plastic pallets as required to meet market demands.

Employees

As of May 31, 2012, Greystone had 94 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 59% and 56% of sales in fiscal years 2012 and 2011, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Greystone leases approximately 3 acres of land in Bettendorf, Iowa and two buildings with a total of 120,000 square feet of manufacturing and warehouse space.  The property is leased from Greystone Real Estate, L.L.C. (“GRE”), an entity owned by Warren F. Kruger, Greystone’s President, CEO and a director and Robert B. Rosene, Jr., a director of Greystone.  The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is currently used for grinding, processing and re-pelletizing recycled plastic.

Item 3.      Legal Proceedings.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone's common stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system (OTCBB), under the symbol "GLGI."   The following table sets forth the range of high and low prices at which Greystone's common stock traded during the time periods indicated, as reported by NASDAQ:

Quarter Ending	High	Low
Aug. 31, 2010	$0.16	$0.10
Nov. 30, 2010	0.15	0.07
Feb. 28, 2011	0.12	0.04
May 31, 2011	0.13	0.07
Aug. 31, 2011	0.11	0.06
Nov. 30, 2011	0.12	0.07
Feb. 28, 2012	0.10	0.04
May 31, 2012	0.11	0.08

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately August 26, 2012, Greystone had approximately 213 common shareholders of record.

As of approximately August 26, 2012, there were approximately 1,330 beneficial owners (including those holding in street names) of Greystone’s common stock.

Dividends

Greystone paid no cash dividends to its common shareholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone's plans, expectations and objectives for future operations.  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, among others, such things as:

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

Greystone was incorporated on February 24, 1969.  From April 1993 to December 1997, Greystone was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Since such time, Greystone incurred losses from operations from its inception through fiscal year 2007.  However, the results of Greystone’s operations for the fiscal years after fiscal year 2007 showed an operating profit and positive cash flows from operations with the exception of fiscal year 2011 for which Greystone incurred a loss but had positive operating income and positive cash flows from operations.  There is no assurance that Greystone will maintain a positive operating profit or otherwise obtain funds to finance capital and debt service requirements.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently accounts for approximately 59% of its sales in fiscal year 2012 (56% in fiscal year 2011).  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 40% of Greystone's outstanding common stock.  Therefore, Greystone's executive officers and directors have the ability to decide the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, two of Greystone's directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone's outstanding 2003 preferred stock, with each owning 50%.  The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

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

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP, and the two following variable interest entities: Greystone Real Estate, L.L.C. (“GRE”) and, for fiscal year 2011 and the first quarter of fiscal year 2012, GLOG Investment, L.L.C. (“GLOG”).

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin through an arrangement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s president and CEO.

As of May 31, 2012, Greystone had 94 full-time employees and used temporary personnel as needed.  Greystone's production capacity is about 70,000 plastic pallets per month, or 840,000 per year.  Production levels have generally been governed by sales and will increase as sales dictate.

Prior to fiscal year 2008, Greystone incurred significant losses from operations. For fiscal years 2008 through 2010 and 2012, Greystone produced positive net income and cash flows from operations. For fiscal year 2011, Greystone had positive income from operations and cash flows from operations but incurred a net loss after deductions for interest expense.  At May 31, 2012, Greystone remains highly leveraged and there is no assurance that Greystone will continue to achieve operating profitability.  See "Liquidity and Capital Resources" under this Item 7.

For all years presented, Greystone's effective tax rate is 0%, except for fiscal year 2012.  From its inception through fiscal year May 31, 2007, Greystone incurred substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  A valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations. Beginning with fiscal year 2008 through fiscal year 2010 and for fiscal year 2012, Greystone has shown profitability.  For fiscal year 2011, Greystone incurred a net loss and management determined that the valuation reserve should offset the amount of any tax benefits. Based on the net income for fiscal year 2012 and management’s expectation for fiscal year 2013, management has determined that the valuation reserve should be reduced to allow for the estimated tax benefits for fiscal year 2013 from utilization of net operating loss carryforwards. However, management will continue to evaluate the extent that the valuation reserve is needed.  Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

Sales
Sales were $24,157,590 for fiscal year 2012 compared to $20,501,824 for fiscal year 2011 for an increase of $3,655,766. Pallet sales were $20,371,150 in fiscal year 2012 compared to $15,217,794 in fiscal year 2011 for an increase of $5,153,356, or 34%. Sales to Greystone’s major customer were approximately 59% of total sales in fiscal year 2012 compared to 56% in fiscal year 2011.

Sales of recycled plastic resin were $3,786,440, or 16% of sales, compared to $5,284,030, or 26% of sales, in fiscal years 2012 and 2011, respectively, for a decrease of $1,497,590.  Greystone decreased its efforts to market resin during fiscal year 2012 due to a decline in profit margins achievable from the cost of raw material compared to the selling prices.

Cost of Sales
Cost of sales was $19,227,739 (80% of sales) and $18,357,836 (90% of sales) in fiscal years 2012 and 2011, respectively. The decrease in the ratio of cost of sales to sales in fiscal year 2012 over fiscal year 2011 was primarily due to the 34% increase in pallet sales compared to a 13% increase in cost of pallets sold, resulting in a lower per unit pallet cost.  Greystone’s inflexible pallet production costs and improved formulation for materials allowed Greystone to achieve the lower per pallet production cost during fiscal year 2012.

The cost of sales for resin was approximately 119% of resin sales for fiscal year 2012 compared to approximately 102% of resin sales for fiscal year 2011. The increased cost of sales for resin was primarily due to pricing as discussed above under the caption Sales.  Greystone provides the labor and overhead to operate the pelletizing of resin and Yorktown provides the equipment. Yorktown receives 40% of the gross profit before labor and overhead. Resin sales reflected a gross profit before labor and overhead of which Yorktown’s share totaled approximately $168,000 and $359,000 in fiscal year 2012 and 2011, respectively.

General, Selling and Administrative Expenses
General, selling and administrative expense was $1,992,679 for fiscal year 2012 compared to $1,920,649 for fiscal year 2011 for an increase of $72,030.  The net increase of fiscal year 2012 over 2011 is principally due to an increase in commission expense of approximately $259,000 in fiscal year 2012 over 2011 offset by a decrease in stock compensation costs of approximately $72,000 and an approximately $90,000 reduction in bad debt expense for the same periods.

Other Income (Expense)
Other income (expense) was an expense of $133,409 in fiscal year 2012 compared to income of $15,157 in fiscal year 2011 for a decrease of $148,566.  Other expense in fiscal year 2012 includes a $131,500 loss due to the write down of an asset held for resale to net realizable value.

Interest Expense
Interest expense was $897,113 in fiscal year 2012 compared to $1,085,700 in fiscal year 2011 for a decrease of $188,587.  During fiscal year 2011, GRE, a variable interest entity, incurred a prepayment penalty of $46,729 as a result of early retirement of its mortgage loan with Kansas City Life Insurance.  In addition, GLOG, a variable interest entity, which was included in the consolidation of Greystone’s financial statements in fiscal year 2011, incurred interest expense of $171,796.  GLOG was liquidated and deconsolidated effective September 1, 2011.

Benefit (Provision) for Income Taxes
Greystone recorded a benefit of $585,000 in fiscal year 2012 from income taxes to recognize tax benefits available from net operating losses.

Net Income Attributable to Common Stockholders
After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $2,103,268, or $0.08 per share, in fiscal year 2012 compared to a net loss attributable to common stockholders of $(770,095), or $(0.03) per share, in fiscal year 2011 for the reasons discussed above.

Liquidity and Capital Resources

General

 A summary of Greystone’s cash flows for the year ended May 31, 2012 is as follows:

Cash provided by operating activities	$2,216,549
Cash used in investing activities	(801,960)
Cash used in financing activities	(1,389,609)

Long-term debt obligations of Greystone as of May 31, 2012 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$12,043,873	$1,286,312	$7,796,126	$2,961,435	$—

Greystone had a working capital deficit of $(4,165,900) at May 31, 2012 compared to a working capital deficit at May 31, 2011 of $(5,141,078) for an improvement of $975,178.  Excluding preferred dividends payable, the working capital deficit at May 31, 2012 is reduced to $(1,241,792).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of May 31, 2012, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2012 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.    As a result of the consolidation of GLOG with Greystone in fiscal year 2011, GLOG’s investment in the preferred stock was eliminated against Greystone’s equity.

Transactions with Warren Kruger and Related Entities

Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2014. Greystone accrues interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2012 and 2011 was $137,543 and $133,654, respectively. At May 31, 2012, a note payable of $527,716, advances of $625,180 and accrued interest of $699,399 were due to Mr. Kruger or to entities owned or controlled by him.

As discussed in “Other Transactions” of Item 13, “Certain Relationships and Related Transactions, and Director Independence,” Greystone (acting through GSM) and Yorktown have several agreements with respect to the purchase of raw materials, sales of pelletized resin, billings for payroll and other costs incurred on behalf of Yorktown and rents due to Yorktown. Greystone pays advances in recognition of the amounts owed pursuant to the aforementioned agreements.  As of May 31, 2012, net advances to Yorktown totaled $1,883,922.  Mr. Kruger has agreed that, if necessary, the amounts due Greystone should be offset against the amounts that Greystone owes Mr. Kruger or Yorktown.  At May 31, 2012, the offset against the net advances is the combined total of (i) the accrued interest of $699,399 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $625,180 and (iii) an account payable of $720,000 for deferred compensation payable to Mr. Kruger.

Loans from F&M Bank

On March 4, 2005, Greystone entered into a loan agreement (the “F&M Loan Agreement”) with GLOG and The F&M Bank & Trust Company (“F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.  GLOG, an entity owned by Warren F. Kruger, President and CEO and a director, and Robert B. Rosene, Jr., a director, was a party to the F&M Loan Agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock. On March 28, 2011, two amendments (collectively, the “2011 Amendments”) to the F&M Loan Agreement were executed.  The 2011 Amendments (a) have an effective date of March 15, 2011, (b) cause all of GSM’s accrued debt under the F&M Loan Agreement plus an additional $300,000 to be transferred into a single term loan facility, with such facility being in the aggregate principal amount of $6,097,776 and having a maturity date of March 13, 2014, (c) renew GLOG’s obligations under the F&M Loan Agreement in the principal amount of $3,722,155 until March 15, 2014, (d) provide for cross-collateralization and cross-default among property and debts of GSM, GLOG and GRE, an entity owned by Messrs. Kruger and Rosene, (e) impose certain guaranty requirements on Messrs. Kruger and Rosene, and (f) add to the F&M Loan Agreement certain financial covenants, reporting requirements and other provisions that are customary in such types of agreements.

In addition to the cross-collateralization and cross-default provisions of the 2011 Amendments, Greystone's obligations are secured by a lien in favor of F&M on substantially all of GSM's assets pursuant to the terms of a security agreement.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes.  In addition, in order to induce F&M to enter into the loan agreement, certain officers and directors of Greystone (Messrs. Kruger and Rosene) entered into a limited guaranty agreement with F&M and Mr. Rosene entered into a pledge agreement with F&M.

Effective as of August 31, 2011, Warren Kruger, Robert Rosene, Jr., F&M, GSM and GLOG entered into an amendment (the “Third Amendment”) to the Loan Agreement.  The Third Amendment (a) causes all of GLOG’s rights and obligations under the Loan Agreement to be transferred to  Messrs. Kruger and Rosene, (b) affirms the cross-collateralization and cross-default provisions of the Loan Agreement among property and debts of GSM, GLOG and GRE, (c) amends the cross-collateralization and cross-default provisions of the Loan Agreement to include Messrs. Kruger and Rosene, (d) amends certain financial covenants of the Loan Agreement, and (e) includes certain other provisions that are customary in such types of agreements.  The Third Amendment was a result of GLOG distributing its assets to its members, Messrs. Kruger and Rosene, and subsequently being dissolved.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal and interest until January 15, 2014. In January, 2011, Mr. Rosene loaned $500,000 to Greystone which was repaid in April, 2011.   Greystone has accrued interest on the loans in the amounts of $244,402 and $208,469 in fiscal years 2012 and 2011, respectively. Accrued interest due to Mr. Rosene at May 31, 2012 is $1,285,714.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplementary Data.

The financial statements of Greystone are set forth on pages F-1 through F-18 inclusive, found at the end of this report.

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

As of May 31, 2012, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2012 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2012.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2012.  The material weaknesses are as follows:

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

Item 9B.   Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 5, 2012, Greystone’s Board of Directors elected Larry LeBarre as the newest member of Greystone’s Board of Directors, effective immediately.  Mr. LeBarre’s appointment filled the vacancy created by the Board of Directors’ decision on such date to increase the number of members of the Board of Directors from two members to three members, a power granted to the Board of Directors by Greystone’s bylaws.  In return for serving as a member of the Board of Directors, Greystone may issue stock options to Mr. LeBarre from time to time pursuant to Greystone’s Amended and Restated Stock Option Plan.  A description of the options issued to Mr. LeBarre thus far is below.

Other Events.

On June 1, 2012, certain directors, officers and employees of Greystone were issued options to purchase shares of Greystone’s common stock under Greystone’s Amended and Restated Stock Option Plan at an exercise price of $0.12 per share.  The persons to whom such options were issued, together the number of shares underlying such options, are shown below:

Holder	Number of Shares Underlying Options
Non-employee board members:
Robert Rosene	350,000
Larry LeBarre	200,000

Officers:
Warren Kruger (also a director)	500,000
William Rahhal	250,000
Employees:
Ron Schelhaas	250,000
Ron Brockman	200,000
William Pritchard	350,000

The options become exercisable at the rate of 25% of the total shares subject to the options on each of the first four anniversary dates of the date of grant, provided that the Board of Directors may, at any time, accelerate the date any outstanding option becomes exercisable.  The options expire after ten years.  General terms of conversion are described in the description of Greystone’s Amended and Restated Stock Option Plan contained in Item 11 below.  The options were not registered under the Securities Act of 1933, as amended, and were issued in exchange for the services of such persons to Greystone.  Greystone relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the options described above.  The recipients of the options are sophisticated persons, there was no underwriting in connection with the issuance of these options and no commissions were paid to any party upon such issuance.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following lists the directors and executive officers of Greystone and a significant employee of Greystone.  Directors of Greystone are elected at annual meetings of shareholders unless appointed by the Board of Directors to fill a vacancy upon the resignation or removal of a member or an increase in the number of members of the Board of Directors.  Executive officers serve at the pleasure of the Board of Directors.

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2013
Larry LeBarre	Director	2013
Robert B. Rosene, Jr.	Director	2013
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 56 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Kruger’s business experience and knowledge of the day to day operations of Greystone make him well suited to serve on Greystone’s board of directors.

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 56, is President and CEO of privately-held Native American Marketing (“Native American”).  Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business.  Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources.  Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments. Mr. LeBarre became a director of Greystone effective May 5, 2012.

Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s board of directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 58, is President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s board of directors.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 71, is a partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, and served as managing partner of such accounting firm from 1988 to 2010.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Interim Chief Financial Officer.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.   Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Mr. Rahhal was named Interim Chief Financial Officer effective as of January 13, 2010 and was subsequently named Chief Financial Officer on a permanent basis.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to Greystone's size and stage of development, it has had difficulty recruiting individuals to serve on its Board of Directors who are qualified to serve as an audit committee financial expert on an audit committee.  As of May 31, 2012, Greystone had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to Greystone's officers and directors. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics.  Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2012, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2012 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Reports Not Reported on a Timely Basis	Number of Reports Not Filed
Warren F. Kruger	4	4	0
Larry J. LeBarre	1	1	0
William W. Rahhal	1	1	0

Item 11.   Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings

Warren F. Kruger, President and Chief Executive Officer	2012 2011	$120,500 $120,000	25,000 -0-	-0- -0-	120,000 1 120,000 1
William W. Rahhal, Chief Financial Officer	2012 2011	$66,000 $52,000	7,500 -0-	-0- -0-	-0- -0-
Robert Noland Senior Vice President through 4/18/2011	2011	$112,923	-0-	-0-	-0-

1  Mr. Kruger voluntarily decided to forgo half of his salary beginning in fiscal year 2006.  Effective June 1, 2012, Mr. Kruger will begin receiving full salary. The deferred amounts will be paid or applied against amounts owed by Mr. Kruger to Greystone at such time as agreed between Mr. Kruger and Greystone.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2012:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Warren F. Kruger	25,000(a) 150,000(b) 250,000(c)	-0- -0- -0-	$1.60 $0.55 $0.40	6/26/2012 4/1/2013 2/28/2014
William W. Rahhal	100,000(b)	-0-	$0.55	4/1/2013

(a)	The options became exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates from the date of the grant, which was June 26, 2002.
(b)	The options became exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates from the date of the grant, which was April 1, 2003.
(c)	The options became exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates from the date of the grant, which was February 28, 2004.

Directors’ and Officers’ Compensation

Greystone does not pay cash compensation to the members of its Board of Directors for services on the Board.  From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors.  No options to purchase common stock were issued to Greystone’s directors or officers during fiscal years 2012 or 2011.  Subsequent to May 31, 2012, Greystone issued options to certain employees and directors under its stock option plan.

Because the Board of Directors consists of three persons of which two are outside directors, the Board has not considered it necessary to create a compensation committee.  All of Greystone’s directors participate in determining compensation for officers.

Amended and Restated Stock Option Plan

General. Greystone’s Amended and Rested Stock Option Plan (the “Stock Plan”) is administered by the Board of Directors of Greystone or, if the Board so authorizes, by a committee of the Board of Directors consisting of not less than two members of the Board of Directors. The Stock Plan is presently administered by the entire Board of Directors since no separate committee of the Board has been designated to administer the Stock Plan.  Accordingly, many of the references below in this description of the Stock Plan to the Board of Directors could also be construed to be a committee thereof.  All managerial and other key employees of Greystone and/or its subsidiaries who hold positions of significant responsibility or whose performance or potential contribution, in the judgment of the Board of Directors, will benefit the future success of Greystone are eligible to receive grants under the Stock Plan. In addition, each director of Greystone who is not an employee of Greystone is eligible to receive certain option grants pursuant to provisions of the Stock Plan.   Previously, the Stock Plan was set to expire on May 11, 2011 and the maximum number of shares of common stock in respect of which options could be granted under the Stock Plan was 2,000,000.  However, on May 5, 2012, the Board of Directors voted to cause the Stock Plan to be extended for another 10 years and to increase the number of shares of common stock in respect of which options could be granted to 2,500,000.  This number is subject to appropriate equitable adjustment in the event of a reorganization, stock split or stock dividend or other similar change affecting Greystone’s common stock.

Price and Terms. Each option is evidenced by an agreement between Greystone and the optionee.  Unless otherwise determined by the Board of Directors at the time of grant, all options become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant, provided that the Board of Directors may, at any time, accelerate the date any outstanding option becomes exercisable. The exercise price for each share placed under option pursuant to the Stock Plan is determined by the Board of Directors but cannot in any event be less than 100% of the fair market value of such share on the date the option was granted.

Effect of Termination or Death. If an optionee’s employment with Greystone is terminated for any reason other than death or termination for cause, an option will be exercisable for a period of three months after the date of termination of employment as to all then vested portions of the option. In addition, the Board of Directors may, in its sole discretion, approve acceleration of the vesting of any unvested portions of the option. If an optionee’s employment with Greystone is terminated for cause (as defined in the Stock Plan), the option shall terminate as of the date of such termination of employment, and the optionee shall have no further rights to exercise any portion of the option.  If an optionee dies while employed by Greystone, any unvested portion of the option as of the date of death shall be vested as of the date of death, and the option shall be exercisable in full by the heirs or legal representatives of the optionee for a period of 12 months following the date of death. In any event, options terminate and are no longer exercisable after 10 years from the date of the grant.

Continued Service as a Director.  In the event any optionee who is an employee and also a director of Greystone ceases to be employed by Greystone but continues to serve as a director of Greystone, the Board of Directors may determine that all or a portion of such optionee’s options shall not expire three months following the date of employment as described above, but instead shall continue in effect until the earlier of the date the optionee ceases to be a director of Greystone or the date the option otherwise expires according to its stated date of expiration. Termination of any such option in connection with the optionee’s termination of service as a director will be on terms similar to those described above in connection with termination of employment.

Grants to Non-Employee Directors.  In order to retain, motivate and reward non-employee directors of Greystone, the Stock Plan extends participation to non-employee directors on the terms and conditions described below.  The exercise price for options granted to non-employee directors is equal to 100% of the fair market value per share of common stock on the date the option is granted. As with options granted to employees, unless otherwise determined by the Board of Directors at the time of grant, all options granted to non-employee directors become exercisable at the rate of 25% of the total shares subject to the option on each of the first four anniversary dates of the date of grant. The Board of Directors is also entitled at any time to accelerate the date any outstanding option becomes exercisable. If a non-employee director’s service on the Board of Directors is terminated for any reason other than death or removal from the Board of Directors for cause, an option will be exercisable for a period of three months after the date of removal from the Board of Directors as to all then vested portions of the option.  If a non-employee director is removed from the Board of Directors for cause, the option will terminate as of the date of such removal, and the optionee shall have no further rights to exercise any portion of the option.  If a non-employee director optionee dies while serving on the Board of Directors, any unvested portion of the option as of the date of death shall be vested as of the date of death, and the option shall be exercisable in full by the heirs or legal representatives of the optionee for a period of 12 months following the date of death. In any event, options terminate and are no longer exercisable after 10 years from the date of the grant.

Other than as described above, all options granted to non-employee directors are subject to the same terms and conditions generally applicable to options granted to employees under the Stock Plan.

Exercise of Options. The exercise price of options may be paid in cash, by certified check, by tender of stock of Greystone (valued at fair market value on the date immediately preceding the date of exercise), by surrender of a portion of the option, or by a combination of such means of payment. The prior consent of the Board of Directors is required in connection with the payment of the exercise price of options by tender of shares or surrender of a portion of the option, except that the consent of the Board of Directors is not required if the exercise price is paid by surrender of shares that have been owned by the optionee for more than six months prior to the date of exercise of the option or by a combination of cash and shares that have been owned for more than six months.

Effect of Certain Corporate Transactions.   In the event of any change in capitalization affecting the common stock of Greystone, such as a stock dividend, stock split, recapitalization, merger, consolidation, split-up, combination or exchange of shares or other form of reorganization, liquidation, or any other change affecting the common stock, proportionate adjustments will be made with respect to the aggregate number and type of securities for which options may be granted under the Stock Plan, the number and type of securities covered by each outstanding option, and the exercise price of outstanding options so that optionees will be entitled upon exercise of options to receive the same number and kind of stock, securities, cash, property or other consideration that the optionee would have received in connection with the change in capitalization if such option had been exercised immediately preceding such change in capitalization.  The Board of Directors may also make such adjustments in the number of shares covered by, and the price or other value of any outstanding options in the event of a spin-off or other distribution, other than normal cash dividends, of company assets to shareholders. In addition, unless the Board of Directors expressly determines otherwise, in the event of a Change in Control (as defined in the Stock Plan) of Greystone, all outstanding options will become immediately and fully exercisable and optionees will be entitled to surrender, within 60 days following the Change in Control, unexercised options or portions of options in return for a cash payment equal to the difference between the aggregate exercise price of the surrendered options and the fair market value of the shares of common stock underlying the surrendered options.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2012, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2012:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,400,000	$0.53	1,075,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,400,000	$0.53	1,075,000

Security Ownership of Certain Beneficial Owners and Management

As of August 26, 2012, Greystone had 26,111,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2012, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and named officers, and (iii) all of Greystone's directors and named officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	8,489,415(3)	30.10%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	152,883(4)	0.58%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	4,585,718(5)	16.45%
Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	1,203,991(6)	4.61%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,386,029(7)	5.24%
All Directors & Officers as a Group (4 persons)	14,432,007(8)	48.00%
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

(3)
The total includes: (i) 6,371,948 shares of common stock beneficially owned directly by Warren Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 425,000 shares of common stock that Warren Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Warren Kruger holds as custodian for minor children; and (v) 1,666,667 shares that Warren Kruger has the right to acquire upon conversion of the 2003 preferred stock.

(4)
The total includes: (i) 52,883 shares of common stock that William Rahhal which owns as a joint tenant and (ii) 100,000 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(5)
The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Robert Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 100,000 shares of common stock that Robert Rosene has the right to acquire with options; and (iv) 1,666,667 shares that Robert Rosene has the right to acquire upon conversion of the 2003 preferred stock.

(6)	The total includes 1,203,991 shares of common stock beneficially owned directly by Larry LeBarre.

(7)
The total includes: (i) 1,061,029 shares of common stock beneficially owned directly by William Pritchard; and (ii) 325,000 shares of common stock that William Pritchard has the right to acquire with options.

(8)
The total includes: (i) 10,473,673 outstanding shares; (ii) 625,000 shares issuable upon exercise of vested stock options; (iii) 1,666,667 shares that Mr. Kruger has the right to acquire upon conversion of the 2003 preferred stock; and (iv) 1,666,667 shares that Mr. Rosene has the right to acquire upon conversion of the 2003 preferred stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

General

For information regarding loans from or to Warren Kruger, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

For information regarding an advance from Robert Rosene, see “Advances and Loans from Robert Rosene” under the heading "Liquidity and Capital Resources" in Item 7 of this Form10-K.

For information regarding the loan from F&M and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from F&M Bank” in Item 7 of this Form 10-K.

Other Transactions

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns the grinding equipment Greystone uses to grind raw material for Greystone’s pallet production. The raw material is purchased by Yorktown which invoices Greystone for Yorktown’s cost plus a grinding fee of $0.04 per pound. During fiscal years 2012 and 2011, GSM’s raw material purchases from Yorktown totaled approximately $3,911,000 and $2,966,000, respectively, pursuant to this arrangement.

GSM pays rents to Yorktown as follows: (i) certain pallet molds at the rate of $1.00 per pallet of which approximately $38,000 and $44,000 were paid in fiscal years 2012 and 2011, respectively, (ii) office rent at the rate of $1,500 per month and (iii) equipment used for heavy lifting of which $73,200 was paid in each of fiscal years 2012 and 2011.  The lease for the heavy-lifting equipment ended February 29, 2012 and the equipment continues to be leased on a month-to-month basis.

Yorktown and GSM have an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchases the raw material and provides the pelletizing equipment and GSM supplies the labor and operating overhead.  Upon shipment to customers, Yorktown invoices GSM for the cost of the raw material. GSM invoices customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal years 2012 and 2011 was approximately $168,000 and $359,000, respectively.  For additional information about this arrangement, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

Greystone also pays the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation.  These costs are invoiced to Yorktown on a monthly basis.

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Larry LeBarre, a Greystone director, to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease has a term of one year with the option of renewing or terminating the lease at the end of each year.  The lease was renewed for another year effective January 1, 2012.  Lease payments were $300,000 for each of fiscal years 2012 and 2011.

On January 18, 2011, GRE and GSM entered into a Real Property Sale and Lease Agreement (the “Sale and Lease Agreement”).  GRE is owned by Warren F. Kruger, President and Chief Executive Officer of Greystone as well as a member of the Board of Directors of Greystone, and Robert B. Rosene, Jr., a member of the Board of Directors of Greystone.  GSM is a wholly-owned subsidiary of Greystone.   GSM sold its approximately 60,000 square foot manufacturing facility located in Bettendorf, Iowa and the real estate on which such facility is located (collectively, the “Facility”) to GRE for a purchase price of $2,700,000 (the “Facility Purchase Price”) and, upon such sale, GRE agreed to lease the Facility to GSM for a period of 120 months at a monthly rental rate of $20,133.   The Facility Purchase Price was paid as follows: (a) $1,341,464 was paid to Greystone Plastics, Inc. on behalf of GSM in order to pay off the outstanding loan that financed GSM’s purchase of the Facility, (b) $658,536 paid in cash to GSM, and (c) a $700,000 promissory note from GRE with an interest rate of 5% per annum and all principal and accrued interest thereon being due on April 18, 2011.  In addition, the Sale and Lease Agreement provides GSM with the option to purchase the Facility during the lease term at a price equal to the fair market value thereof, and requires GSM to be responsible for taxes, utilities, maintenance and insurance with respect to the Facility.

Director Independence

Greystone has determined that Messrs. LeBarre and Rosene are "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.  Because of the small size of Greystone’s Board of Directors, it has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Mr. Kruger is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

Item 14.   Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2012 and May 31, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees(1)	$113,000	$92,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$113,000	$92,000
________________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2012 and May 31, 2011, respectively.

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
2.1
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1
Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2
Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

Exhibit No.	Description
4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2
Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation's Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3
Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone's Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**
Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to Greystone's Form 10-KSB, which was filed on May 2, 2000).

10.3**
Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.4**
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5**
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**
Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

Exhibit No.	Description
10.7 **
Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.8**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

10.9
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.10
Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.11
Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.12	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.13
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

Exhibit No.	Description
10.14
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.15
Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.16
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.17
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.18
Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.19
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

Exhibit No.	Description
10.20
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.21	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.22
Promissory Note dated March 15, 2011, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to Greystone’s Form 8-K/A filed on September 2, 2011).

10.23	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.24
Third Amendment to Loan Agreement dated March 5, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 10-Q for the period ended August 31, 2011, which was filed on October 24, 2011).

10.25**	Amendment to Greystone’s Amended and Restated Stock Option Plan (submitted herewith).
11.1	Computation of Income Per Share is in Note 1 in the Notes to the Financial Statements.
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: September 14, 2012	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2012	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2012	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: September 14, 2012	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: September 14, 2012	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2
Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1
Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2
Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone's Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2
Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation's Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone's Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3
Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone's Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

Exhibit No.	Description
10.1**
Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**
Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to Greystone's Form 10-KSB, which was filed on May 2, 2000).

10.3**
Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.4**
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5**
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**
Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7 **
Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.8**
Employment Agreement between PalWeb Corporation and Warren Kruger dated August 13, 2003 (incorporated herein by reference to Exhibit 10.35 of Greystone's Form 10-KSB for the Fiscal Year Ended May 31, 2004, which was filed with the SEC on August 30, 2004).

Exhibit No.	Description
10.9
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.10
Security Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.4 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.11
Mortgage Agreement dated March 4, 2005, by and between Greystone Manufacturing, L.L.C., and The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.5 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.12	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.13
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.14
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.15
Promissory Note dated as of December 15, 2005 in the amount of $527,716 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Warren F. Kruger, Jr. (incorporated herein by reference to Exhibit 10.3 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

Exhibit No.	Description
10.16
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.17
Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Warren F. Kruger, Jr. relating to Promissory Note in the amount of $527,716 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.18
Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.19
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.20
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.21	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K/A filed on September 2, 2011).

Exhibit No.	Description
10.22
Promissory Note dated March 15, 2011, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to Greystone’s Form 8-K/A filed on September 2, 2011).

10.23	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.24
Third Amendment to Loan Agreement dated March 5, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 10-Q for the period ended August 31, 2011, which was filed on October 24, 2011).

10.25**	Amendment to Greystone’s Amended and Restated Stock Option Plan (submitted herewith).
11.1	Computation of Income Per Share is in Note 1 in the Notes to the Financial Statements.
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. as of May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
September 14, 2012

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,
	2012	2011
Assets
Current Assets:
Cash	$194,400	$169,420
Accounts receivable -
Trade, net of allowance for doubtful accounts of $50,000
and $75,000 for 2012 and 2011, respectively	2,715,893	1,769,387
Related parties	—	652,402
Inventory	956,638	543,557
Prepaid expenses	45,090	70,990
Total Current Assets	3,912,021	3,205,756

Property and Equipment, net of accumulated depreciation	7,798,178	7,713,608

Deferred Tax Asset	585,000	—

Other Assets	86,454	100,693

Total Assets	$12,381,653	$11,020,057

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,286,312	$3,937,581
GLOG Investment, L.L.C., current portion of long-term debt	—	135,173
Advances payable - related party	—	725,080
Accounts payable and accrued expenses	2,581,787	1,927,162
Accounts payable and accrued expenses - related parties	1,285,714	1,621,838
Preferred dividends payable	2,924,108	—
Total Current Liabilities	8,077,921	8,346,834

Long-Term Debt, net of current portion	10,757,561	8,811,243
Long-Term Debt of Variable Interest Entities, net of current
portion, GLOG Investment, L.L.C.	—	3,566,971

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	—
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	53,089,293	48,089,298
Accumulated deficit	(60,586,143)	(62,297,986)
Total Greystone Stockholders' Deficit	(7,494,234)	(14,206,077)
Non-controlling interest	1,040,405	4,501,086
Total Deficit	(6,453,829)	(9,704,991)

Total Liabilities and Deficit	$12,381,653	$11,020,057

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended May 31,
	2012	2011

Sales	$24,157,590	$20,501,824

Cost of Sales	19,227,739	18,357,836

Gross Profit	4,929,851	2,143,988

General, Selling and Administrative Expenses	1,992,679	1,920,649

Operating Income	2,937,172	223,339

Other Income (Expense):
Other income (expense)	(133,409)	15,157
Interest expense	(897,113)	(1,085,700)
Total Other Expense, net	(1,030,522)	(1,070,543)

Income before Income Taxes	1,906,650	(847,204)
Benefit (Provision) from Income Taxes	585,000	—
Net Income (Loss)	2,491,650	(847,204)

(Income) Loss Attributable to Variable Interest Entities, net	(146,190)	77,109

Preferred Dividends	(242,192)	—

Net Income (Loss) Attributable to Common Stockholders	$2,103,268	$(770,095)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.08	$(0.03)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,111,201	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders'	Variable Interest	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Entities	Deficit
Balances, May 31, 2010	50,000	$5	26,111,201	$2,611	$53,017,317	$(61,527,891)	$(8,507,958)	$826,422	(7,681,536)

Adjustment for consolidating variable interest entities	(50,000)	(5)	—	—	(4,999,995)	—	(5,000,000)	3,458,517	(1,541,483)

Capital contributions	—	—	—	—	—	—	—	293,256	293,256

Stock based compensation	—	—	—	—	71,976	—	71,976	—	71,976

Net loss	—	—	—	—	—	(770,095)	(770,095)	(77,109)	(847,204)

Balances, May 31, 2011	—	—	26,111,201	2,611	48,089,298	(62,297,986)	(14,206,077)	4,501,086	(9,704,991)

Adjustment for deconsolidating variable interest entities	50,000	5	—	—	4,999,995	(391,425)	4,608,575	(3,618,199)	990,376

Capital contributions	—	—	—	—	—	—	—	75,000	75,000

Cash distributions	—	—	—	—	—	—	—	(63,672)	(63,672)

Preferred dividends	—	—	—	—	—	(242,192)	(242,192)	—	(242,192)

Net income	—	—	—	—	—	2,345,460	2,345,460	146,190	2,491,650

Balances, May 31, 2012	50,000	$5	26,111,201	$2,611	$53,089,293	$(60,586,143)	$(7,494,234)	$1,040,405	$(6,453,829)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$2,491,650	$(847,204)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,165,795	1,015,561
Increase in deferred tax asset	(585,000)	—
Loss on disposition of equipment	131,500	—
Stock based compensation	—	71,976
Changes in accounts receivable	(919,284)	(816,629)
Changes in inventory	(413,081)	106,386
Changes in prepaid expenses	25,900	(2,317)
Changes in accounts payable and accrued expenses	321,709	587,461
Other	(2,640)	1,095
Net cash provided by operating activities	2,216,549	116,329

Cash Flows from Investing Activities:
Purchase of property and equipment	(801,960)	(1,171,849)
Debt issue costs	—	(18,727)
Net cash used in investing activities	(801,960)	(1,190,576)

Cash Flows from Financing Activities:
Proceeds from notes and advances payable to related parties	—	500,000
Payments on notes and advances payable to related parties	(99,900)	(626,501)
Proceeds from long-term debt	—	425,000
Payments on notes and advances payable	(1,301,037)	(2,043,326)
Proceeds from long-term of variable interest entities	—	3,908,372
Payments on long-term debt by variable interest entities	—	(1,376,883)
Capital contributions by variable interest entity	75,000	293,256
Dividends paid by variable interest entity	(63,672)	—
Net cash provided by (used in) financing activities	(1,389,609)	1,079,918

Net Increase in Cash	24,980	5,671
Cash, beginning of year	169,420	163,749

Cash, end of year	$194,400	$169,420

Supplemental Information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

Greystone Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2012 and 2011

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. ("Greystone"), through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC ("GSM") and Plastic Pallet Production, Inc. ("PPP"), is engaged in the manufacture and marketing of plastic pallets and pelletized recycled plastic resin.
Principles of Consolidation

The consolidated financial statements include the accounts of Greystone, its subsidiaries and entities required to be consolidated by the accounting guidance for variable interest entities (“VIE”).  All material intercompany accounts and transactions have been eliminated.

Greystone consolidates its VIEs, Greystone Real Estate, L.L.C. (“GRE”) and, until its liquidation effective August 31, 2011, GLOG Investment, L.L.C. (“GLOG”).  GRE is owned by Warren F. Kruger, president and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors.  GLOG was owned by Messrs. Kruger and Rosene prior to its dissolution.

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

Patents

Amortization expense for the costs incurred by Greystone to obtain the patents on the modular pallet system and accessories is computed on the straight-line method over the estimated life of 15 years.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2012 and 2011, convertible preferred stock and stock options are not considered as their effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2012 and 2011 as their effect would have been antidilutive:

	2012	2011
Options to purchase common stock	1,400,000	1,940,000
Convertible preferred stock	3,333,334	—

	4,733,334	1,940,000

Note 2.    INVENTORY

Inventory consists of the following as of May 31:

	2012	2011
Raw materials	$593,225	$171,104
Finished pallets	363,413	372,453

Total Inventory	$956,638	$543,557

Note 3.    PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2012	2011
Production machinery and equipment	$10,121,006	$8,899,389
Building and land	4,663,339	4,663,339
Leasehold improvements	188,124	188,124
Furniture and fixtures	161,592	149,723
	15,134,061	13,900,575

Less: Accumulated depreciation	(7,335,883)	(6,186,967)

Net Property, Plant and Equipment	$7,798,178	$7,713,608

Production machinery and equipment includes equipment in the amount of $610,629 that had not been placed into service as of May 31, 2012.  Building and land are owned by a variable interest entity for which the net book value is $3,707,653 at May 31, 2012.

Depreciation expense for the years ended May 31, 2012 and 2011 is $1,148,916 and $1,003,446, respectively.

See Note 6, Related Party Transactions, for a discussion of a sale and leaseback transaction of Greystone’s building to GRE.

Note 4.    OTHER ASSETS

Other assets consist of the following as of May 31:

	2012	2011
Patents	$190,739	$190,739
Debt issue costs	18,726	18,726
Accumulated amortization	(127,829)	(110,950)
Customer deposits	4,818	2,178

Total Other Assets	$86,454	$100,693

Amortization of intangibles was $16,879 and $12,115 for 2012 and 2011, respectively.   Future amortization will be $16,327 per year for the next five fiscal years.

Note 5.    LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2012	2011
Note payable to F&M Bank & Trust Company,
prime rate of interest not less than 4.5%, due
March 13, 2014, monthly principal payments of
$72,593 plus interest	$5,226,665	$5,952,591

Note payable by variable interest entity to F&M
Bank & Trust Company, prime rate of interest
but not less than 4.75%, due March 15, 2014,
monthly installments of $35,512, secured by
buildings and land	3,623,070	3,866,827

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	481,597	—

Note payable to BancFirst, prime rate of interest
plus 1%, due June 2012, secured by equipment	8,047	181,771

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2014	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2014	527,716	527,716

Other notes payable	110,778	153,919
	12,043,873	12,748,824
Less: Current portion	(1,286,312)	(3,937,581)

Long-term Debt	$10,757,561	$8,811,243

At May 31, 2011, GLOG, a variable interest entity had a note payable to The F&M Bank & Trust Company, 4.5% interest, monthly installments of $24,917 and due March 15, 2014.  GLOG was dissolved effective August 31, 2011 and, accordingly, removed from the consolidation of Greystone effective September 1, 2011. The balance outstanding at May 31, 2011 was $3,702,144 of which $135,173 was the current portion.

The prime rate of interest as of May 31, 2012 was 3.25%.

On March 4, 2005, Greystone entered into a loan agreement (the “F&M Loan Agreement”) with GLOG and The F&M Bank & Trust Company ("F&M”), which, among other things, sets forth certain terms applicable to a $1,500,000 revolving loan extended by F&M to GSM on or about December 18, 2004 and a new $5,500,000 term loan extended by F&M to GSM on March 4, 2005.    GLOG, an entity owned by Warren F. Kruger, President and CEO and a director, and Robert B. Rosene, Jr., a director, was a party to the F&M Loan Agreement for the sole purpose of securing the funds necessary to purchase 50,000 shares of Greystone's 2003 preferred stock. On March 28, 2011, two amendments (collectively, the “2011 Amendments”) to the F&M Loan Agreement were executed.  The 2011 Amendments (a) have an effective date of March 15, 2011, (b) cause all of GSM’s accrued debt under the F&M Loan Agreement plus an additional $300,000 to be transferred into a single term loan facility, with such facility being in the aggregate principal amount of $6,097,776 and having a maturity date of March 13, 2014, (c) renew GLOG’s obligations under the F&M Loan Agreement in the principal amount of $3,722,155 until March 15, 2014, (d) provide for cross-collateralization and cross-default among property and debts of GSM, GLOG and GRE, an entity owned by Messrs. Kruger and Rosene, (e) impose certain guaranty requirements on Messrs. Kruger and Rosene, and (f) add to the F&M Loan Agreement certain financial covenants, reporting requirements and other provisions that are customary in such types of agreements including a restriction on dividends to the preferred and common stockholders. Financial covenants include compliance with funded debt to EBITDA, earnings before interest depreciation and amortization, and debt service coverage ratios.  Calculation of these ratios includes GSM, Yorktown, GLOG, GRE and Warren Kruger individually.

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

Effective as of August 31, 2011, Warren Kruger, Robert Rosene, Jr., F&M, GSM and GLOG entered into an amendment (the “Third Amendment”) to the Loan Agreement.  The Third Amendment (a) causes all of GLOG’s rights and obligations under the Loan Agreement to be transferred to  Messrs. Kruger and Rosene, (b) affirms the cross-collateralization and cross-default provisions of the Loan Agreement among property and debts of GSM, GLOG and GRE, (c) amends the cross-collateralization and cross-default provisions of the Loan Agreement to include Messrs. Kruger and Rosene as replacements for GLOG, (d) amends certain financial covenants of the Loan Agreement, and (e) includes certain other provisions that are customary in such types of agreements.  The Third Amendment was a result of GLOG distributing its assets to its members, Messrs. Kruger and Rosene, and subsequently being dissolved.

Maturities of Greystone’s long-term debt for the five years after May 31, 2012 are $1,286,312, $3,890,053, $3,906,073, $419,668 and $2,541,767.

Note 6.   RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns the grinding equipment Greystone uses to grind raw material for Greystone’s pallet production. The raw material is purchased by Yorktown which invoices Greystone for Yorktown’s cost plus a grinding fee of $0.04 per pound. During fiscal years 2012 and 2011, GSM’s raw material purchases from Yorktown totaled approximately $3,911,000 and $2,966,000, respectively, pursuant to this arrangement.

GSM pays rents to Yorktown as follows: (i) certain pallet molds at the rate of $1.00 per pallet of which approximately $38,000 and $44,000 was paid in fiscal years 2012 and 2011, respectively, (ii) office rent at the rate of $1,500 per month and (iii) equipment used for heavy lifting of which $73,200 was paid in each of fiscal years 2012 and 2011.  The lease for the heavy-lifting equipment ended February 29, 2012 and the equipment continues to be leased on a month-to-month basis.

Yorktown and GSM have an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchases the raw material and provides the pelletizing equipment and GSM supplies the labor and operating overhead.  Upon shipment to customers, Yorktown invoices GSM for the cost of the raw material. GSM invoices customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal years 2012 and 2011 was approximately $168,000 and $359,000, respectively.

Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2014. Greystone accrues interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2012 and 2011 was $137,543 and $133,654, respectively. At May 31, 2012, a note payable of $527,716, advances of $625,180 and accrued interest of $699,399 were due to Mr. Kruger or to entities owned or controlled by him.

Greystone also pays the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation.  These costs are invoiced to Yorktown on a monthly basis.

Greystone pays advances to Yorktown in recognition of the amounts owed pursuant to the aforementioned agreements.  As of May 31, 2012, net advances to Yorktown totaled $1,883,922.  Mr. Kruger has agreed that, if necessary, the amounts due Greystone should be offset against the amounts that Greystone owes him or Yorktown.  At May 31, 2012, the offset against the net advances is the combined total of (i) the accrued interest of $699,399 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $625,180 and (iii) an account payable of $720,000 for deferred compensation payable to Mr. Kruger.

Pursuant to Mr. Kruger’s employment contract with Greystone, he is entitled to be paid an annual salary of $240,000.  However, effective November 2006, Mr. Kruger voluntarily elected to temporarily defer the payment of half of such salary. Effective June 1, 2012, Greystone resumed payment of the full salary to Mr. Kruger.

Transactions with Robert B. Rosene, Jr., Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal and accrued interest thereon until January 15, 2014. Mr. Rosene loaned $500,000 to Greystone which was repaid in April, 2011. Greystone has accrued interest on the loans in the amounts of $244,032 and $244,402 in fiscal years 2012 and 2011, respectively. Accrued interest due to Mr. Rosene at May 31, 2012 is $1,285,714.

Transactions with Larry J. LeBarre, Director

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease has a term of one year with the option of renewing or terminating the lease at the end of each year.  The lease was renewed for another year effective January 1, 2012.  Lease payments were $300,000 for each of fiscal years 2012 and 2011.

Note 7.    FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryforward	$2,548,931	$2,660,986
Depreciation and amortization, financial
reporting in excess of tax	617,466	974,808
Deferred compensation accrual	244,800	210,800
Allowance for doubtful accounts	17,000	25,500
	3,428,197	3,872,094
Valuation allowance	(2,843,197)	(3,872,094)

Net Deferred Tax Asset	$585,000	$—

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has provided a valuation allowance which allows for the estimated tax benefit to be realized in fiscal year 2013 and for the full amount of the net deferred tax asset for May 31, 2012 and 2011, respectively.

The net change in deferred taxes for the year ended May 31, 2012 and 2011 is as follows:

	2012	2011
Net operating loss	$(112,055)	$296,418
Depreciation and amortization, financial
reporting in excess of tax	(357,342)	(202,218)
Deferred compensation accrual	34,000	40,800
Allowance for doubtful accounts	(8,500)	25,500
Valuation allowance	1,028,897	(160,500)

Total	$585,000	$—

Greystone's provision (benefit) for income taxes for the years ended May 31, 2012 and 2011 differs from the federal statutory rate as follows:

	2012	2011
Tax provision (benefit) using statutory rates	$648,261	$(288,050)
Net change in valuation allowance	(1,028,897)	160,500
Net operating loss	(112,055)	—
Compensation cost of stock options	—	24,472
(Income) loss of variable interest entities	(49,705)	32,194
Other	(42,604)	70,884

Tax benefit per financial statements	$(585,000)	$—

At May 31, 2012, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $17,693,000 expiring in fiscal year 2013 through fiscal year 2029 of which $2,925,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative as of May 31, 2005	$2,925,000	2013 - 2025
Year ended May 31, 2006	1,673,534	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2021

Greystone is no longer subject to income tax examinations by tax authorities for years prior to fiscal year 2006.

Greystone does not have any uncertain tax positions that could result in a material change to its financial position.

Note 8.    STOCKHOLDERS' EQUITY

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

Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.  Dividends in arrears on the preferred stock were $2,924,108 and $2,599,999 as of May 31, 2012 and 2011, respectively.  The holders of the preferred stock waived their rights to compounded interest on unpaid dividends during the period from inception through May 31, 2012.

GLOG was the owner of Greystone’s preferred stock until August 31, 2011 when it was liquidated and the preferred stock was distributed to its owners, Warren Kruger, Greystone’s president and CEO, and Robert Rosene, a member of Greystone’s board of directors.  As a result of the consolidation of GLOG with Greystone at May 31, 2011, GLOG’s investment in the preferred stock and the related dividends receivable are eliminated against Greystone’s equity in the preferred stock and the related accrual of dividends in arrears.

Note 9.    STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  Effective May 5,2012, Greystone’s board of directors approved the renewal and extension of Greystone’s stock option plan through May 11, 2021 and increased the maximum number of shares of common stock for which options may be granted to 2,500,000 of which 1,075,000 were available for grant at May 31, 2012. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2012:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)
Total outstanding, May 31, 2011	1,940,000	$0.99
Expired during fiscal year 2012	(540,000)
Total outstanding May 31, 2012	1,400,000	$0.53	1.3
Exercisable, May 31, 2012	1,400,000	$0.53	1.3

Share-based compensation cost was $-0- and $71,976 for fiscal years 2012 and 2011, respectively.  As of May 31, 2012, there was no unrecognized compensation expense related to non-vested share-based options.

Note 10.  FINANCIAL INSTRUMENTS

 The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Accounts Receivable and Accounts Payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates for comparable loans.  The carrying amounts reported in the balance sheet approximate fair value.

Note 11.  SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2012	2011
Non-cash investing and financing activities:
Preferred dividend accrual	$242,192	$—
Equipment purchased through capital lease	563,026	—
Advances from related party applied against receivables from the related party	625,180	—
Supplemental information:
Interest paid	516,059	722,855
Taxes paid	—	—

Note 12.  CONCENTRATIONS

For the fiscal years ended May 31, 2012 and 2011, one customer accounted for approximately 59% and 56% of sales, respectively. The account receivable from this customer at May 31, 2012 totaled $1,331,326.

Used and damaged pallets are a desirable source of raw material. Greystone purchases pallets from its customers at a price competitive with other sources for the same grade of raw material. Currently, most of the purchases of used and damaged pallets come from Greystone’s major customer. These pallets are recycled and used in the manufacture of pallets. During the latter part of fiscal year 2011, Greystone’s major customer discontinued its use of a particular size of pallet which was replaced by another size of Greystone’s pallets.  Greystone repurchased these discontinued pallets for a contractual price.  Greystone’s willingness to accept the returned pallets has resulted in a surplus of pallets with respect to Greystone’s current production needs.  As of May 31, 2012, Greystone had an account payable to the major customer resulting from this transaction in the amount of approximately $1,658,000 for which the customer has agreed to accept Greystone’s monthly payments of $240,000.

Purchases from this major customer were approximately $3,626,000 and $1,400,000 in fiscal years 2012 and 2011, respectively. The purchases in fiscal year 2012 included $2,158,000 for the discontinued pallets as discussed in the preceding paragraph.

As of the fiscal year ended May 31, 2012 and 2011, Greystone purchased approximately 49% of its raw materials from Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Greystone’s Chairman and CEO.   However, the raw materials for Greystone’s products are readily available and may be purchased from other suppliers.

Note 13.  VARIABLE INTEREST ENTITIES

Greystone Real Estate, L.L.C.
GRE, is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  It was created solely to own and lease a building that GSM occupies at 2600 Shoreline Drive, Bettendorf, Iowa. Effective January 18, 2011, GRE acquired from GSM an adjacent building located at 2601 Shoreline Drive, Bettendorf, Iowa, in a sale and leaseback transaction based on an appraised market price of $2,700,000.  In addition, GRE and GSM entered into an amended lease agreement for 2600 Shoreline Drive.  The sale and leaseback and the amended lease terms and conditions are based on ten year leases at appraised market rates with options to purchase at appraised market value. The outstanding mortgage on the buildings is guaranteed by Messrs. Kruger and Rosene.

The building(s), having a carrying value of $3,707,653 and $3,822,445 at May 31, 2012 and 2011, respectively, serve as collateral for GRE’s debt.  The debt had a carrying value of $3,623,070 and $3,866,827 at May 31, 2012 and 2011, respectively.

GLOG Investment, L.L.C.
GLOG was created in March 2005 for the purpose of acquiring from a third party, all of the outstanding Series 2003 Preferred Stock of Greystone.  The owners of GLOG were Messrs. Kruger and Rosene.  Until August 31, 2011, GLOG’s sole asset was the preferred stock with a carrying value of $5,000,000. GLOG’s debt had a carrying value at May 31, 2011 of $3,702,144..

Effective August 31, 2011, GLOG was liquidated, the assets were distributed to the owners and the debt was assumed by the owners.  Accordingly, the entity was deconsolidated effective with the liquidation of the entity.

Note 14.  RETIREMENT PLAN

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

Note 15.  SUBSEQUENT EVENT

Effective June 1, 2012, Greystone issued stock options to purchase 2,100,000 shares of common stock to certain of its board of directors, officers and employees and cancelled options to purchase 1,300,000. The new options are for a ten year period and are vested at the rate of 25% per year beginning with the first anniversary of the date of the grant. The cost of the options is valued at $214,000 to be accrued over the vesting period of four years.