Form 10-Q
period 2012-08-31
GREYSTONE LOGISTICS, INC.
filed 2012-10-15
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   October 12, 2012 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2012	2012
	(Unaudited)
Assets
Current Assets:
Cash	$1,020,461	$194,400
Accounts receivable -
Trade, net of allowance of $50,000 at August 31, 2012
and May 31, 2012	2,040,530	2,715,893
Related party	346,252	—
Inventory	846,842	956,638
Prepaid expenses and other	121,889	45,090
Total Current Assets	4,375,974	3,912,021
Property, Plant and Equipment	15,496,738	15,134,061
Less: Accumulated Depreciation	(7,667,005)	(7,335,883)
Property, Plant and Equipment, net	7,829,733	7,798,178
Deferred Tax Asset	793,900	585,000
Other Assets	80,901	86,454
Total Assets	$13,080,508	$12,381,653

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,282,700	$1,286,312
Preferred dividends payable	3,006,916	2,924,108
Accounts payable and accrued expenses	2,578,018	2,581,787
Accounts payable and accrued expenses - related parties	1,351,074	1,285,714
Total Current Liabilities	8,218,708	8,077,921
Long-Term Debt, net of current portion	10,441,096	10,757,561
Deficit:
Preferred stock, $0.0001 par value, $5,000,0000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,102,649	53,089,293
Accumulated deficit	(59,754,138)	(60,586,143)
Total Greystone Stockholders' Deficit	(6,648,873)	(7,494,234)
Non-controlling interests	1,069,577	1,040,405
Total Deficit	(5,579,296)	(6,453,829)
Total Liabilities and Deficit	$13,080,508	$12,381,653

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended August 31,
	2012	2011

Sales	$7,128,866	$5,783,624

Cost of Sales	5,604,017	4,627,974

Gross Profit	1,524,849	1,155,650

General, Selling and Administrative Expenses	558,639	411,987

Operating Income	966,210	743,663

Other Income (Expense):
Other Income (Expense)	10,000	(2,950)
Interest Expense	(208,843)	(265,353)
Total Other Expense, net	(198,843)	(268,303)

Income before income taxes	767,367	475,360
Benefit from income taxes	199,400	—
Net Income	966,767	475,360

Loss (Income) Attributable to Variable Interest Entities, net	(51,954)	4,375

Preferred Dividends	(82,808)	—

Net Income Available to Common Stockholders	$832,005	$479,735

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.03	$0.02
Per Share of Common Stock - Diluted	$0.03	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	26,955,766	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended August 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$966,767	$475,360
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	334,385	276,509
Deferred income taxes	(208,900)	—
Stock-based compensation	13,356	—
Changes in receivables	329,111	295,536
Changes in inventory	109,796	(674,027)
Changes in prepaid expenses and other	(76,799)	31,467
Change in other assets	2,290	690
Changes in accounts payable and accrued expenses	61,591	268,462
Net cash provided by operating activities	1,531,597	673,997

Cash Flows from Investing Activities:
Purchase of property and equipment	(362,677)	(183,390)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(320,077)	(271,827)
Payments on advances from related party	—	(34,500)
Payments on long-term debt of variable interest entities	—	(93,232)
Capital contributions to variable interest entity	—	75,000
Distributions by variable interest entity	(22,782)	(18,112)
Net cash used in financing activities	(342,859)	(342,671)

Net Increase in Cash	826,061	147,936
Cash, beginning of period	194,400	169,420

Cash, end of period	$1,020,461	$317,356

Non-Cash Activities:
Acquisition of equipment by capital lease or debt	$—	$563,026
Preferred dividend accrual	82,808	—
Supplemental Information:
Interest paid	108,431	159,995

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.                 Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2012, and the results of its operations and its cash flows for the three-month periods ended August 31, 2012 and 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2012 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”), Plastic Pallet Production, Inc. (“PPP”), and its variable interest entities, Greystone Real Estate, L.L.C. (“GRE”) and, for the three months ended August 31, 2011, GLOG Investments, L.L.C. (“GLOG”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.  Effective August 31, 2011, GLOG’s sole asset, consisting of Greystone’s Series 2003 Convertible Preferred Stock in the face amount of $5,000,000 and liability, consisting of a $3,669,084 note payable to F&M Bank & Trust Company (“F&M”) were distributed to its owners, Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors.  Accordingly, GLOG was de-consolidated effective September 1, 2011.

Note 2.                  Earnings Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded are certain options to purchase common stock totaling 100,000 and 1,940,000 shares for the three months ended August 31, 2012 and 2011, respectively, and convertible preferred stock which is convertible into 3,333,334 shares of common stock for the three months ended August 31, 2012, and 2011.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2012 and 2011:

	2012	2011
Numerator:
Net income available to common shareholders	$832,005	$479,735

Denominator:
Weighted-average shares outstanding:
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	844,565	—
Diluted shares	26,955,766	26,111,201
Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Note 3.                 Inventory

Inventory consists of the following:

	August 31,	May 31,
	2012	2012
Raw materials	$439,080	$593,225
Finished goods	407,762	363,413
Total inventory	$846,842	$956,638

Note 4.                 Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns certain equipment that Greystone uses for its pallet and resin production. Greystone pays advances to Yorktown in recognition of the amounts owed pursuant to certain agreements.  As of August 31, 2012, net advances to Yorktown totaled $2,381,443.  Mr. Kruger has agreed that, if necessary, the amounts due Greystone should be offset against the amounts that Greystone owes him or Yorktown.  At August 31, 2012, the offset against the net advances is the combined total of (i) the accrued interest of $735,011 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $580,180 and (iii) an account payable of $720,000 for deferred compensation payable to Mr. Kruger.

Note 5.                 Notes Payable

Notes payable as of August 31, 2012 and May 31, 2012 are as follows:

	August 31,	May 31,
	2012	2012
Note payable to F&M Bank & Trust Company,
prime rate of interest not less than 4.5%, due
March 13, 2014, monthly principal payments of
$72,593 plus interest	$5,008,888	$5,226,665

Note payable by variable interest entity to F&M
Bank & Trust Company, prime rate of interest
but not less than 4.75%, due March 15, 2014,
monthly installments of $35,512, secured by
buildings and land	3,559,932	3,623,070

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	461,369	481,597

Note payable to BancFirst, prime rate of interest
plus 1%, due June 2012, secured by equipment	—	8,047

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2014	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2014	527,716	527,716

Other notes payable	99,891	110,778
	11,723,796	12,043,873

Less: Current portion	(1,282,700)	(1,286,312)
Long-term Debt	$10,441,096	$10,757,561

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, are parties to a loan agreement dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  The amended loan agreement (a) includes cross-collateralization and cross-default provisions among property and debts of GSM and GRE, an entity owned by Messrs. Kruger and Rosene, and Messrs. Kruger and Rosene, as owners of Greystone’s Series 2003 Preferred Stock (debt in the amount of approximately $3,500,000 owed by Messrs. Kruger and Rosene to F&M is collateralized by the preferred stock), (b) contains certain financial covenants, and (c) restricts the payments of dividends. Greystone’s note payable to F&M is secured by Greystone’s cash, accounts receivable, inventory and equipment.

Note 6.                 Stock Options

Effective June 1, 2012, Greystone issued stock options to purchase 2,100,000 shares of its common stock to certain of its directors, officers and employees and cancelled options to purchase 1,300,000 shares. The new options are for a ten year period and are vested at the rate of 25% per year beginning with the first anniversary of the date of the grant. The cost of the options is valued at $213,696 to be expensed ratably over the vesting period of four years. Stock compensation costs were $13,356 and $-0- for the three months ended August 31, 2012 and 2011, respectively.  The unexpensed cost at August 31, 2012 totaled $200,340.

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

Note 8.                 Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 82% and 73% of Greystone’s pallet sales and 73% and 54% of Greystone’s total sales for the three months ended August 31, 2012 and 2011, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, President and CEO, Robert B. Rosene, Jr., a Greystone director, have provided financing and guarantees on Greystone’s bank debt.  As of August 31, 2012, Greystone is indebted to Mr. Kruger in the amount of $527,716 for a note payable and to Mr. Rosene in the amount of $3,417,074 for a note payable and related accrued interest.  Effective January 15, 2012, Messrs. Kruger and Rosene agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

 See Note 5 for a discussion of the cross-default and cross-collateralization provisions contained in the loan agreement dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or (“GSM”), and Plastic Pallet Production, Inc., or (“PPP”).  Greystone also consolidates its variable interest entities, Greystone Real Estate, L.L.C., or (“GRE”), and for the three months ended August 31, 2011, GLOG Investment, L.L.C., or (“GLOG”).  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2013 refer to the three month period ended August 31, 2012.  References to fiscal year 2012 refer to the three month period ended August 31, 2011.

Sales

Greystone's primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base.  Greystone's existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries.  Greystone has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone's products.  Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis.  Greystone’s marketing is conducted through contract distributors, its President and other employees.

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 82% and 73% of Greystone’s pallet sales and 73% and 54% of Greystone’s total sales in fiscal years 2013 and 2012, respectively.

Personnel

Greystone had approximately 94 full-time employees as of August 31, 2012 and 2011, respectively.

Taxes

Prior to fiscal year 2012, Greystone generated substantial net operating losses (“NOLs”) which would normally have reflected a tax benefit in the statement of operations during the periods in which the NOLs were incurred.  However, in assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized.  Based on this evaluation, management provided a full valuation allowance for these NOLs prior to fiscal year 2012.   Greystone recognized no provision for income taxes for fiscal years 2013 or 2012 as tax incurred on net income was offset by the utilization of prior period NOLs.  Furthermore, in fiscal year 2013, Greystone reduced its valuation allowance and recognized a tax benefit of $199,400 due to management’s current assessment of future profitability and ultimate expected realization of prior period NOLs.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2012, Greystone had no unrecognized tax benefits.

Three Month Period Ended August 31, 2012 Compared to Three Month Period Ended August 31, 2011

Sales

Sales for fiscal year 2013 were $7,128,866 compared to $5,783,624 in fiscal year 2012 for an increase of $1,345,242.  Pallet sales were $6,410,224, or 90% of total sales, in fiscal year 2013 compared to $4,288,919, or 74% of total sales, in fiscal year 2012 for an increase of $2,121,305. The increase in pallet sales in fiscal year 2013 over 2012 resulted from a 48% increase in number of pallets sold which was primarily due to the increase in the number of pallets sold to Greystone’s major customer. Greystone’s sales to its major customer in fiscal year 2013 were 82% of total pallet sales compared to 73% of total pallet sales in fiscal year 2012.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $718,642 in fiscal year 2013 compared to $1,494,705 in fiscal year 2012 for a decrease of $776,063.  Greystone has curtailed its sales of resin during fiscal year 2013 due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2013 was $5,604,017, or 79% of sales, compared to $4,627,974, or 80% of sales, in fiscal year 2012.  The decrease in the ratio of cost of sales to sales is primarily due to the increased volume of pallets in fiscal year 2013 over fiscal year 2012.

The ratio of cost of resin sales to resin sales was approximately 119% in fiscal year 2013 compared to 103% in fiscal year 2012.  The increase in the ratio of cost of sales to sales from fiscal year 2012 to fiscal year 2013 was due to pricing, production costs and the fees (40% of revenue less material, freight and commissions) paid or accrued to Yorktown Management, LLC, an entity owned by Warren Kruger, President and CEO of Greystone.  Yorktown’s share of gross profits from resin sales totaled approximately $21,518 and $53,102 in fiscal years 2013 and 2012, respectively.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $558,639 in fiscal year 2013 compared to $411,987 in fiscal year 2012 for an increase of $146,652. The increase in general, selling and administrative expenses was primarily due to increases in salaries and commissions of $61,182, and stock compensation costs of $13,356 and audit fees of $55,153.  The increase in audit fees from fiscal year 2012 to fiscal year 2013 was the timing as to when audit services were performed in each of those fiscal years.

Interest Expense

Interest expense was $208,843 in fiscal year 2013 compared to $265,353 in fiscal year 2012 for a decrease of $56,510.  Interest expense in fiscal year 2012 included approximately $45,000 for the variable interest entity, GLOG, which was de-consolidated effective September 1, 2011.

Benefit from Income Taxes

Benefit from income taxes was $199,400 and $-0- in fiscal years 2013 and 2012, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income

Greystone recorded net income of $966,767 compared to $475,360 in fiscal year 2012 for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2013 was $832,005, or $0.03 per share, compared to $479,735, or $0.02 per share, in fiscal year 2012 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the three month period ended August 31, 2012. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended August 31, 2012 is as follows:

Cash provided by operating activities	$1,531,597

Cash used in investing activities	(362,677)

Cash used in financing activities	(342,859)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$11,723,796	$1,282,700	$7,577,010	$2,864,086	$-0-

Greystone had a working capital deficit of $(3,842,734) at August 31, 2012 compared to a working capital deficit at May 31, 2012 of $(4,165,900) for an improvement of $323,166.  Excluding preferred dividends payable, the working capital deficit at August 31, 2012 is reduced to $(835,818).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2012, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Substantially all of the financing that Greystone has received through the last few fiscal years resulted from loans provided by certain officers and directors of Greystone and bank loans which are guaranteed by certain officers and directors of Greystone.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2012, which was filed on September 14, 2012.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2012, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at August 31, 2012.

During the three-month period ended August 31, 2012, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding stock options issued by Greystone to certain of its directors, officers and employees is included in Item 9B of Greystone’s Form 10-K for the fiscal year ended May 31, 2012.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

11.1	Computation of Earnings per Share is in Note 2 in the Notes to consolidated financial statements.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2012 and May 31, 2012, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and 2011, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 15, 2012	By:	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2012	By:	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

11.1	Computation of Earnings per Share is in Note 2 in the Notes to consolidated financial statements.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2012 and May 31, 2012, (ii) the Consolidated Statements of Income for the three months ended August 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the three month periods ended August 31, 2012 and 2011, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).