Form 10-Q
period 2012-11-30
GREYSTONE LOGISTICS, INC.
filed 2013-01-18
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   January 10, 2013 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2012	2012
	(Unaudited)
Assets
Current Assets:
Cash	$313,300	$194,400
Accounts receivable -
Trade, net of allowance of $50,000	1,720,683	2,715,893
Related party	842,441	—
Inventory	1,133,562	956,638
Prepaid expenses and other	168,796	45,090
Total Current Assets	4,178,782	3,912,021
Property, Plant and Equipment	15,414,237	15,134,061
Less: Accumulated Depreciation	(7,988,371)	(7,335,883)
Property, Plant and Equipment, net	7,425,866	7,798,178
Deferred Tax Asset	804,300	585,000
Other Assets	75,786	86,454
Total Assets	$12,484,734	$12,381,653

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,285,911	$1,286,312
Preferred dividends payable	3,088,834	2,924,108
Accounts payable and accrued expenses	2,109,309	2,581,787
Accounts payable and accrued expenses - related parties	1,417,001	1,285,714
Total Current Liabilities	7,901,055	8,077,921
Long-Term Debt, net of current portion	10,119,060	10,757,561
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,116,005	53,089,293
Accumulated deficit	(59,751,535)	(60,586,143)
Total Greystone Stockholders' Deficit	(6,632,914)	(7,494,234)
Non-controlling interests	1,097,533	1,040,405
Total Deficit	(5,535,381)	(6,453,829)
Total Liabilities and Deficit	$12,484,734	$12,381,653

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended November 30,
	2012	2011

Sales	$12,187,984	$11,997,125

Cost of Sales	9,779,803	9,860,901

Gross Profit	2,408,181	2,136,224

General, Selling and Administrative Expenses	1,101,083	899,345

Operating Income	1,307,098	1,236,879

Other Income (Expense):
Other Income (Expense)	6,500	(6,841)
Interest Expense	(419,354)	(478,897)
Total Other Expense, net	(412,854)	(485,738)

Income Before Income Taxes	894,244	751,141
Benefit From Income Taxes	209,300	—
Net Income	1,103,544	751,141

Income Attributable to Variable Interest Entities, net	(104,210)	(46,180)

Preferred Dividends	(164,726)	(81,027)

Net Income Available to Common Stockholders	$834,608	$623,934

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.03	$0.02
Per Share of Common Stock - Diluted	$0.03	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,241,970	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended November 30,
	2012	2011

Sales	$5,059,118	$6,213,501

Cost of Sales	4,175,786	5,140,878

Gross Profit	883,332	1,072,623

General, Selling and Administrative Expenses	542,444	487,358

Operating Income	340,888	585,265

Other Income (Expense):
Other Expense, net	(3,500)	(3,891)
Interest Expense	(210,511)	(212,544)
Total Other Expense, net	(214,011)	(216,435)

Income Before Income Taxes	126,877	368,830
Benefit From Income Taxes	9,900	—
Net Income	136,777	368,830

Income Attributable to Variable Interest Entity	(52,256)	(50,555)

Preferred Dividends	(81,918)	(81,027)

Net Income Available to Common Stockholders	$2,603	$237,248

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.00	$0.01
Per Share of Common Stock - Diluted	$0.00	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,447,565	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended November 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,103,544	$751,141
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	659,013	581,168
Deferred income taxes	(219,300)	—
Stock-based compensation	26,712	—
Changes in receivables	152,769	276,067
Changes in inventory	(176,924)	(738,400)
Changes in prepaid expenses and other	(123,706)	(24,662)
Changes in other assets	4,143	(4,479)
Changes in accounts payable and accrued expenses	(341,191)	664,152
Net cash provided by operating activities	1,085,060	1,504,987

Cash Flows from Investing Activities:
Purchase of property and equipment	(280,176)	(337,731)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(638,902)	(721,998)
Payments on advances from related party	—	(59,000)
Capital contributions to variable interest entity	—	75,000
Distributions by variable interest entity	(47,082)	(31,780)
Net cash used in financing activities	(685,984)	(737,778)

Net Increase in Cash	118,900	429,478
Cash, beginning of period	194,400	169,420

Cash, end of period	$313,300	$598,898

Non-Cash Activities:
Acquisition of equipment by capital lease	$—	$563,026
Preferred dividend accrual	164,726	81,027
Net decrease in liabilities due to deconsolidation of VIE	—	990,378
Supplemental Information:
Interest paid	219,921	278,413

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2012, and the results of its operations for the six-month and three-month periods ended November 30, 2012 and 2011 and its cash flows for the six-month periods ended November 30, 2012 and 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2012 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the six-month and three-month periods ended November 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and its variable interest entities, Greystone Real Estate, L.L.C. (“GRE”) and GLOG Investments, L.L.C. (“GLOG”), except that GLOG was deconsolidated effective September 1, 2011.  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded are certain options to purchase common stock totaling 350,000 and 1,940,000 shares for the six and three months ended November 30, 2012 and 2011, respectively, and convertible preferred stock which is convertible into 3,333,334 shares of common stock for both the six months and three months ended November 30, 2012, and 2011.

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended November 30, 2012 and 2011:

	2012	2011
For the Six Months Ended November 30:
Numerator:
Net income available to common stockholders:	$834,608	$623,934

Denominator:
Weighted-average shares outstanding:
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	1,130,769	—
Diluted shares	27,241,970	26,111,201
Earnings per share:
For the Six Months Then Ended
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

For the Three Months Ended November 30:
Numerator:
Net income available to common stockholders:	$2,603	$237,248

Denominator:
Weighted-average shares outstanding:	26,111,201	26,111,201
Basic
Incremental shares from assumed conversion of options	1,336,364	—
Diluted shares	27,447,565	26,111,201
Earnings per share:
For the Three Months Then Ended
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Note 3.    Inventory

Inventory consists of the following:
	November 30,	May 31,
	2012	2012
Raw materials	$710,904	$593,225
Finished goods	422,658	363,413
Total inventory	$1,133,562	$956,638

Note 4.   Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns certain equipment that Greystone uses for its pallet and resin production. Greystone pays advances to Yorktown in recognition of the amounts owed pursuant to certain agreements.  As of November 30, 2012, net advances to Yorktown totaled $2,878,240.  Mr. Kruger has agreed that, if necessary, the amounts due Greystone should be offset against the amounts that Greystone owes him or Yorktown.  At November 30, 2012, the offset against the net advances is the combined total of (i) the accrued interest of $768,119 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $547,680 and (iii) an account payable of $720,000 for deferred compensation payable to Mr. Kruger.

Note 5.   Notes Payable

Notes payable as of November 30, 2012 and May 31, 2012 are as follows:
	November 30,	May 31,
	2012	2012
Note payable to F&M Bank & Trust Company,
prime rate of interest not less than 4.5%, due
March 13, 2014, monthly principal payments of
$72,593 plus interest	$4,791,110	$5,226,665

Note payable by variable interest entity to F&M
Bank & Trust Company, prime rate of interest
but not less than 4.75%, due March 15, 2014,
monthly installments of $35,512, secured by
buildings and land	3,496,031	3,623,070

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	435,152	481,597

Note payable to BancFirst, prime rate of interest
plus 1%, paid June 2012	-	8,047

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2014	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2014	527,716	527,716

Other notes payable	88,962	110,778
	11,404,971	12,043,873
Less: Current portion	1,285,911	1,286,312
Long-term Debt	$10,119,060	$10,757,561

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, are parties to a loan agreement dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  The amended loan agreement (a) includes cross-collateralization and cross-default provisions among property and debts of GSM and GRE, an entity owned by Messrs. Kruger and Rosene, and Messrs. Kruger and Rosene, as owners of Greystone’s Series 2003 Preferred Stock (debt in the amount of approximately $3,400,000 owed by Messrs. Kruger and Rosene to F&M is collateralized by the preferred stock), (b) contains certain financial covenants, and (c) restricts the payments of dividends. Greystone’s note payable to F&M is secured by Greystone’s cash, accounts receivable, inventory and equipment.

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

Note 7.   Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 74% and 75% of Greystone’s pallet sales and 65% and 61% of Greystone’s total sales for the six months ended November 30, 2012 and 2011, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, President and CEO, Robert B. Rosene, Jr., a Greystone director, have provided financing and guarantees on Greystone’s bank debt.  As of November 30, 2012, Greystone is indebted to Mr. Kruger in the amount of $527,716 for a note payable and to Mr. Rosene in the amount of $3,482,987 for a note payable and related accrued interest.  Effective January 15, 2012, Messrs. Kruger and Rosene agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

 See Note 5 for a discussion of the cross-default and cross-collateralization provisions contained in the loan agreement dated as of March 4, 2005, as amended, with F&M.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”).  Greystone also consolidates its variable interest entities, Greystone Real Estate, L.L.C. (“GRE”), and GLOG Investment, L.L.C. (“GLOG”), except that GLOG was deconsolidated effective September 1, 2011.  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2013 refer to the six-month and three-month periods ended November 30, 2012, as applicable.  References to fiscal year 2012 refer to the six-month and three-month periods ended November 30, 2011, as applicable.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 74% and 75% of Greystone’s pallet sales and 65% and 61% of Greystone’s total sales for the six-month periods ended November 30, 2012 and 2011, respectively.

Personnel

Greystone had approximately 94 full-time employees as of November 30, 2012 and 2011, respectively.

Taxes

Prior to fiscal year 2012, Greystone generated substantial net operating losses (“NOLs”) which would normally have reflected a tax benefit in the statement of operations during the periods in which the NOLs were incurred.  However, in assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized.  Based on this evaluation, management provided a full valuation allowance for these NOLs prior to fiscal year 2012.   Greystone recognized no provision for income taxes for fiscal years 2013 or 2012 as tax incurred on net income was offset by the utilization of prior period NOLs.  Furthermore, in fiscal year 2013, Greystone reduced its valuation allowance and recognized a tax benefit of $209,300 and $9,900 for the six-months and three-months ended November 30, 2012, respectively, due to management’s current assessment of future profitability and ultimate expected realization of prior period NOLs.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2012, Greystone had no unrecognized tax benefits.

Six Month Period Ended November 30, 2012 Compared to Six Month Period Ended November 30, 2011

Sales

Sales for fiscal year 2013 were $12,187,984 compared to $11,997,125 in fiscal year 2012 for an increase of $190,859.  Pallet sales were $10,653,836, or 87% of total sales, in fiscal year 2013 compared to $9,732,702, or 81% of total sales, in fiscal year 2012 for an increase of $921,134. The increase in pallet sales in fiscal year 2013 over fiscal year 2012 primarily resulted from a 7% increase in the number of pallets sold which was principally due to the increase in the number of pallets sold to Greystone’s major customer. Greystone’s sales to its major customer in fiscal year 2013 were 74% of total pallet sales compared to 75% of total pallet sales in fiscal year 2012.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $1,534,148 in fiscal year 2013 compared to $2,264,423 in fiscal year 2012 for a decrease of $730,275.  Greystone has curtailed its sales of resin during fiscal year 2013 due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2013 was $9,779,803, or 80% of sales, compared to $9,860,901, or 82% of sales, in fiscal year 2012.  The decrease in the ratio of cost of sales to sales is primarily due to a 6% decrease in resin sales to total sales and resin cost of sales to total cost of sales from fiscal year 2012 to fiscal year 2013.

The ratio of cost of resin sales to resin sales was approximately 110% in fiscal year 2013 compared to 108% in fiscal year 2012.  The increase in the ratio of cost of sales to sales from fiscal year 2012 to fiscal year 2013 was due to an increase in production costs as a result of the addition of a new pelletizing line which was offset in part by an improvement in gross profit margins before production costs.  Yorktown Management, LLC (“Yorktown”), an entity owned by Warren Kruger, Greystone’s President and CEO, provides the pelletizing equipment and receives a 40% share of the gross profit before production costs (defined as revenue less material, freight and commissions).  Yorktown’s share of gross profits from resin sales totaled approximately $87,000 and $75,000 in fiscal years 2013 and 2012, respectively.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,101,083 in fiscal year 2013 compared to $899,345 in fiscal year 2012 for an increase of $201,738. The increase in general, selling and administrative expenses was primarily due to increases in salaries of $51,620, commission expense of $41,580, stock compensation costs of $26,712 and audit fees of $41,598.   As Greystone continues to diversify its customer base through the utilization of contract distributors, commission expense will likely proportionately increase. Greystone had no stock compensation costs in fiscal year 2012.

Interest Expense

Interest expense was $419,354 in fiscal year 2013 compared to $478,897 in fiscal year 2012 for a decrease of $59,543.  Interest expense in fiscal year 2012 included approximately $45,000 for the variable interest entity, GLOG, which was deconsolidated effective September 1, 2011.

Benefit from Income Taxes

Benefit from income taxes was $209,300 and $-0- in fiscal years 2013 and 2012, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income

Greystone recorded net income of $1,103,544 compared to $751,141 in fiscal year 2012 for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2013 was $834,608, or $0.03 per share, compared to $623,934, or $0.02 per share, in fiscal year 2012 for the reasons discussed above.

Three Month Period Ended November 30, 2012 Compared to Three Month Period Ended November 30, 2011

Sales

Sales for fiscal year 2013 were $5,059,118 compared to $6,213,501 in fiscal year 2012 for a decrease of $1,154,383.  Pallet sales were $4,243,612, or 84% of total sales, in fiscal year 2013 compared to $5,443,783, or 88% of total sales, in fiscal year 2012 for a decrease of $1,200,171. The decrease in pallet sales from fiscal year 2012 to fiscal year 2013 resulted from a 26% decrease in the number of pallets sold. There was a 40% decrease in the number of pallets sold to Greystone’s major customer from fiscal year 2012 to fiscal year 2013 due to the seasonal needs of such customer. Greystone’s sales to its major customer in fiscal year 2013 were 65% of total pallet sales compared to 61% of total pallet sales in fiscal year 2012.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $815,506 in fiscal year 2013 compared to $769,718 in fiscal year 2012 for an increase of $45,788.  Greystone has curtailed its sales of resin during fiscal years 2013 and 2012 due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2013 was $4,175,786, or 83% of sales, compared to $5,140,878, or 83% of sales, in fiscal year 2012. While pallet sales declined in fiscal year 2013 compared to fiscal year 2012, pallet production remained relatively stable for the respective periods resulting in stability in the cost of pallets produced.

The ratio of cost of resin sales to resin sales was approximately 110% in fiscal year 2013 compared to 123% in fiscal year 2012.  The decrease in the ratio of cost of resin sales to resin sales from fiscal year 2012 to fiscal year 2013 is due to an improvement in profit margins before production costs which was offset in part by an increase in production costs due to the addition of a new pelletizing line.  Yorktown Management, LLC (“Yorktown”), an entity owned by Warren Kruger, Greystone’s President and CEO, provides the pelletizing equipment and receives a 40% share of the gross profit before production costs (defined as revenue less material, freight and commissions). Yorktown’s share of gross profits from resin sales totaled approximately $34,000 and $22,000 in fiscal years 2013 and 2012, respectively.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $542,444 in fiscal year 2013 compared to $487,358 in fiscal year 2012 for an increase of $55,086. The increase in fiscal year 2013 over fiscal year 2012 was principally due to an increase in commission expense of $27,855 and stock compensation costs of $13,356. As Greystone continues to diversify its customer base through the utilization of contract distributors, commission expense will likely proportionately increase.  Greystone had no stock compensation costs in fiscal year 2012.

Benefit from Income Taxes

Benefit from income taxes was $9,900 and $-0- in fiscal years 2013 and 2012, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income

Greystone recorded net income of $136,777 compared to $368,830 in fiscal year 2012 for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2013 was $2,603, or $0.00 per share, compared to $237,248, or $0.01 per share, in fiscal year 2012 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the six month period ended November 30, 2012. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the six months ended November 30, 2012 is as follows:

Cash provided by operating activities	$1,085,060

Cash used in investing activities	(280,176)

Cash used in financing activities	(685,984)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$11,404,971	$1,285,911	$7,355,013	$2,764,047	$-0-

Greystone had a working capital deficit of $(3,722,273) at November 30, 2012 compared to a working capital deficit at May 31, 2012 of $(4,165,900) for an improvement of $443,627.  Excluding preferred dividends payable, the working capital deficit at November 30, 2012 is reduced to $(633,439).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of November 30, 2012, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2012, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at November 30, 2012.

During the three-month period ended November 30, 2012, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2012 and May 31, 2012, (ii) the Consolidated Statements of Income for the six months ended November 30, 2012 and 2011, (iii) the Consolidated Statements of Income for the three months ended November 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 18, 2013	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 18, 2013	/s/ William W. Rahhal
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2012 and May 31, 2012, (ii) the Consolidated Statements of Income for the six months ended November 30, 2012 and 2011, (iii) the Consolidated Statements of Income for the three months ended November 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).