Form 10-Q
period 2013-02-28
GREYSTONE LOGISTICS, INC.
filed 2013-04-22
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number        000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     April 10, 2013 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 28, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash	$381,822	$194,400
Accounts receivable -
Trade, net of allowance of $50,000	2,086,142	2,715,893
Related party	949,320	—
Inventory	1,109,307	956,638
Prepaid expenses and other	154,392	45,090
Total Current Assets	4,680,983	3,912,021
Property, Plant and Equipment	15,454,712	15,134,061
Less: Accumulated Depreciation	(8,321,845)	(7,335,883)
Property, Plant and Equipment, net	7,132,867	7,798,178
Deferred Tax Asset	822,400	585,000
Other Assets	74,183	86,454
Total Assets	$12,710,433	$12,381,653

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,291,736	$1,286,312
Preferred dividends payable	3,168,971	2,924,108
Accounts payable and accrued expenses	2,400,052	2,581,787
Accounts payable and accrued expenses - related parties	1,482,722	1,285,714
Total Current Liabilities	8,343,481	8,077,921
Long-Term Debt, net of current portion	9,813,123	10,757,561
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,129,361	53,089,293
Accumulated deficit	(59,703,145)	(60,586,143)
Total Greystone Stockholders' Deficit	(6,571,168)	(7,494,234)
Non-controlling interests	1,124,997	1,040,405
Total Deficit	(5,446,171)	(6,453,829)
Total Liabilities and Deficit	$12,710,433	$12,381,653

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	February 28, 2013	February 29, 2012

Sales	$16,705,437	$16,872,981

Cost of Sales	13,467,061	13,821,507

Gross Profit	3,238,376	3,051,474

General, Selling and Administrative Expenses	1,573,995	1,454,146

Operating Income	1,664,381	1,597,328

Other Income (Expense):
Other Income (Expense)	6,500	(1,909)
Interest Expense	(620,022)	(680,480)
Total Other Expense, net	(613,522)	(682,389)

Income before income taxes	1,050,859	914,939
Benefit from income taxes	226,900	—
Net Income	1,277,759	914,939

Income Attributable to Variable Interest Entities, net	(149,898)	(96,669)

Preferred Dividends	(244,863)	(160,274)

Net Income Available to Common Stockholders	$882,998	$657,996

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.03	$0.03
Per Share of Common Stock - Diluted	$0.03	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,366,000	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012

Sales	$4,517,453	$4,875,856

Cost of Sales	3,687,258	3,960,606

Gross Profit	830,195	915,250

General, Selling and Administrative Expenses	472,912	554,801

Operating Income	357,283	360,449

Other Income (Expense):
Other Expense, net	—	4,932
Interest Expense	(200,668)	(201,583)
Total Other Expense, net	(200,668)	(196,651)

Income Before Income Taxes	156,615	163,798
Benefit From Income Taxes	17,600	—
Net Income	174,215	163,798

Income Attributable to Variable Interest Entity	(45,688)	(50,489)

Preferred Dividends	(80,137)	(79,247)

Net Income Available to Common Stockholders	$48,390	$34,062

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.00	$0.00
Per Share of Common Stock - Diluted	$0.00	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,554,523	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash Flows from Operating Activities:
Net income	$1,277,759	$914,939
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	995,749	867,005
Deferred income taxes	(237,400)	—
Stock-based compensation	40,068	—
Changes in receivables	(319,569)	(294,002)
Changes in inventory	(152,669)	(1,339,103)
Changes in prepaid expenses and other	(109,302)	(82,994)
Changes in other assets	2,484	(3,320)
Changes in accounts payable and accrued expenses	15,273	1,500,827
Net cash provided by operating activities	1,512,393	1,563,352

Cash Flows from Investing Activities:
Purchase of property and equipment	(320,651)	(435,211)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(939,014)	(935,964)
Payments on advances from related party	—	(93,500)
Capital contributions to variable interest entity	—	75,000
Distributions by variable interest entity	(65,306)	(54,560)
Net cash used in financing activities	(1,004,320)	(1,009,024)

Net Increase in Cash	187,422	119,117
Cash, beginning of period	194,400	169,420

Cash, end of period	$381,822	$288,537

Non-Cash Activities:
Acquisition of equipment by capital lease	$—	$563,026
Preferred dividend accrual	244,863	160,274
Net decrease in liabilities due to deconsolidation of VIE	—	990,378
Supplemental Information:
Interest paid	329,737	398,523

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.          Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2013, and the results of its operations for the nine-month and three-month periods ended February 28, 2013 and February 29, 2012 and its cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2012 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the nine-month and three-month periods ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded are certain options to purchase common stock totaling 350,000 and 1,940,000 shares for the nine and three months ended February 28, 2013 and February 29, 2012, respectively, and convertible preferred stock which is convertible into 3,333,334 shares of common stock for both the nine months and three months ended February 28, 2013, and 2012.

The following table sets forth the computation of basic and diluted shares for the nine and three months ended February 28, 2013 and February 29, 2012:

	February 28, 2013	February 29, 2012
For the Nine-Month Periods:
Weighted-average shares outstanding:
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	1,254,799	—
Diluted shares	27,366,000	26,111,201

For the Three-Month Periods:
Weighted-average shares outstanding:	26,111,201	26,111,201
Basic
Incremental shares from assumed conversion of options	1,443,322	—
Diluted shares	27,554,523	26,111,201

Note 3.          Inventory

Inventory consists of the following:

	February 28,	May 31,
	2013	2012
Raw materials	$647,879	$593,225
Finished goods	461,428	363,413
Total inventory	$1,109,307	$956,638

Note 4.          Related Party Transactions

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns certain equipment that Greystone uses for its pallet and resin production. Greystone pays advances to Yorktown in recognition of the amounts owed pursuant to certain agreements.  As of February 28, 2013, Greystone has a receivable from Yorktown in the amount of $2,985,051.  Mr. Kruger has agreed that, if necessary, the amounts due Greystone should be offset against certain amounts that Greystone owes him or Yorktown.  At February 28, 2013, the offset against the net advances is the combined total of (i) the accrued interest of $802,551 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $513,180 and (iii) an account payable of $720,000 for deferred compensation payable to Mr. Kruger.

Effective February 1, 2013, the arrangement between Greystone and Yorktown whereby Yorktown provided the pelletizing equipment and received a 40% share of the gross profit from the sale of pelletized resin was replaced by an arrangement whereby Greystone will pay Yorktown a fee of $0.02 per pound for utilization of Yorktown’s pelletizing equipment. Also, Greystone no longer purchases raw materials for pallet production from Yorktown and the grinding fee for utilization of Yorktown’s equipment was increased to $0.05 per pound.

Note 5.          Notes Payable

Notes payable as of February 28, 2013 and May 31, 2012 are as follows:

	February 28,	May 31,
	2013	2012
Note payable to F&M Bank & Trust Company,
prime rate of interest not less than 4.5%, due
March 13, 2015, monthly principal payments of
$76,561 plus interest	$4,573,333	$5,226,665

Note payable by variable interest entity to F&M
Bank & Trust Company, prime rate of interest
but not less than 4.75%, due March 15, 2014,
monthly installments of $35,512, secured by
buildings and land	3,431,356	3,623,070

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	417,492	481,597

Note payable to BancFirst, prime rate of interest
plus 1%, paid June 2012	—	8,047

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2015	527,716	527,716

Other notes payable	88,962	110,778
	11,104,859	12,043,873

Less: Current portion	1,291,736	1,286,312
Long-term Debt	$9,813,123	$10,757,561

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, are parties to a loan agreement dated as of March 4, 2005, as amended (the “Loan Agreement”), with F&M Bank & Trust Company (“F&M”).  The Loan Agreement (a) includes cross-collateralization and cross-default provisions among property and debts of GSM and GRE, an entity owned by Messrs. Kruger and Rosene, and Messrs. Kruger and Rosene, as owners of

Greystone’s Series 2003 Preferred Stock (debt in the amount of approximately $3,400,000 owed by Messrs. Kruger and Rosene to F&M is collateralized by the preferred stock), (b) contains certain financial covenants, and (c) restricts the payments of dividends. Greystone’s note payable to F&M is secured by Greystone’s cash, accounts receivable, inventory and equipment.

On March 1, 2013, F&M and GSM entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement.  The Fourth Amendment (a) has an effective date of February 28, 2013, (b) extends the maturity date of the loan from F&M to GSM under the Loan Agreement (the “Loan”) to March 13, 2015, and (c) increases the amount of the Loan by $250,000. The loan increase of $250,000 was funded on March 1, 2013, whereby the outstanding principal balance of the Loan became $4,823,333.  In connection with the execution of the Fourth Amendment, (y) Greystone ratified its existing guaranty of GSM’s obligations under the Loan Agreement, and (z) GSM executed a promissory note in favor of F&M, whereby GSM promises to repay the Loan.

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

Note 7.          Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 67% and 68% of Greystone’s pallet sales and 59% and 57% of Greystone’s total sales for the nine months ended February 28, 2013 and February 29, 2012, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, President and CEO, Robert B. Rosene, Jr., a Greystone director, have provided financing and guarantees on Greystone’s bank debt.  As of February 28, 2013, Greystone is indebted to Mr. Kruger in the amount of $527,716 for a note payable and to Mr. Rosene in the amount of $3,548,701 for a note payable and related accrued interest.  Effective January 15, 2012, Messrs. Kruger and Rosene agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

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

References to fiscal year 2013 refer to the nine-month and three-month periods ended February 28, 2013, as applicable.  References to fiscal year 2012 refer to the nine-month and three-month periods ended February 29, 2012, as applicable.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 67% and 68% of Greystone’s pallet sales and 59% and 57% of Greystone’s total sales for the nine-month periods ended February 28, 2013 and February 29, 2012, respectively.

Personnel

Greystone had approximately 94 full-time employees as of February 28, 2013 and February 29, 2012.

Taxes

Prior to fiscal year 2012, Greystone generated substantial net operating losses (“NOLs”) which would normally have reflected a tax benefit in the statement of operations during the periods in which the NOLs were incurred.  However, in assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized.  Based on this evaluation, management provided a full valuation allowance for these NOLs prior to fiscal year 2012. Greystone recognized no provision for income taxes for fiscal years 2013 or 2012 as tax incurred on net income was offset by the utilization of prior period NOLs.  Furthermore, in fiscal year 2013, Greystone reduced its valuation allowance and recognized a tax benefit of $226,900 and $17,600 for the nine-months and three-months ended February 28, 2013, respectively, due to management’s current assessment of future profitability and ultimate expected realization of prior period NOLs.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At February 28, 2013, Greystone had no unrecognized tax benefits.

Nine Month Period Ended February 28, 2013 Compared to Nine Month Period Ended February 29, 2012

Sales
Sales for fiscal year 2013 were $16,705,437 compared to $16,872,981 in fiscal year 2012 for a decrease of $167,544.  This decrease in total sales from fiscal year 2012 to fiscal year 2013 was the result of a $712,254 decrease in resin sales offset by an increase in pallet sales of $544,710.

Pallet sales were $14,609,391, or 87% of total sales, in fiscal year 2013 compared to $14,064,681, or 83% of total sales, in fiscal year 2012 for an increase of $544,710 or 4%. There was an increase of 10% in the number of pallets sold in fiscal year 2013 over fiscal year 2012; however, the product mix in fiscal year 2013 included 28% of Greystone’s nestable pallets compared to 22% in fiscal year 2012.  The nestable pallet is Greystone’s lowest priced pallet.

Greystone’s sales to its major customer in fiscal year 2013 were 67% of total pallet sales compared to 68% of total pallet sales in fiscal year 2012. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $2,096,046 in fiscal year 2013 compared to $2,808,300 in fiscal year 2012 for a decrease of $712,254.  Greystone has curtailed its sales of resin during fiscal year 2013 due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2013 was $13,467,061, or 81% of sales, compared to $13,821,507, or 82% of sales, in fiscal year 2012. Cost of sales for pallets as a percent of pallet sales were 76% for fiscal years 2013 and 2012.

The ratio of cost of resin sales to resin sales was approximately 112% in fiscal year 2013 compared to 111% in fiscal year 2012.  The increase in the ratio of cost of sales to sales from fiscal year 2012 to fiscal year 2013 was due to an increase in production costs as a result of the addition of a new pelletizing line which was offset in part by an improvement in gross profit margins before production costs.  Yorktown Management, LLC (“Yorktown”), an entity owned by Warren Kruger, Greystone’s President and CEO, provides the pelletizing equipment and receives a 40% share of the gross profit before production costs (defined as revenue less material, freight and commissions). Effective February 1, 2013, this arrangement between Greystone and Yorktown was terminated, and Greystone will instead pay Yorktown a fee of $0.02 per pound for utilization of Yorktown’s pelletizing equipment.

General, Selling and Administrative Expenses
General, selling and administrative expenses were $1,573,995 in fiscal year 2013 compared to $1,454,146 in fiscal year 2012 for an increase of $119,849. The increase in general, selling and administrative expenses was primarily due to increases in salaries of $71,126, stock compensation costs of $40,068 and audit fees of $31,292 offset by a decrease in travel expense of $36,130.   Greystone had no stock compensation costs in fiscal year 2012.

Interest Expense
Interest expense was $620,022 in fiscal year 2013 compared to $680,480 in fiscal year 2012 for a decrease of $60,458.  Interest expense in fiscal year 2012 included approximately $45,000 for the variable interest entity, GLOG, which was deconsolidated effective September 1, 2011.

Benefit from Income Taxes
Benefit from income taxes was $226,900 and $-0- in fiscal years 2013 and 2012, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income
Greystone recorded net income of $1,227,759 compared to $914,939 in fiscal year 2012 for the reasons discussed above.

Net Income Attributable to Common Stockholders
Net income available to common stockholders for fiscal year 2013 was $882,998, or $0.03 per share, compared to $657,996, or $0.03 per share, in fiscal year 2012 for the reasons discussed above.

Three Month Period Ended February 28, 2013 Compared to Three Month Period Ended February 29, 2012

Sales
Sales for fiscal year 2013 were $4,517,453 compared to $4,875,856 in fiscal year 2012 for a decrease of $358,403.  This decrease in total sales from fiscal year 2012 to fiscal year 2013 was the result of a $376,424 decrease in pallet sales offset by an increase in resin sales of $18,021.

Pallet sales were $3,955,555, or 88% of total sales, in fiscal year 2013 compared to $4,331,979, or 89% of total sales, in fiscal year 2012 for a decrease of $376,424 or 9%. The number of pallets sold in fiscal year 2013 over 2012 increased 16%; however, the product mix in fiscal year 2013 included 46% of Greystone’s nestable pallets compared to 26% in fiscal year 2012.  The nestable pallet is Greystone’s lowest priced pallet.

Greystone’s sales to its major customer in fiscal year 2013 were 50% of total pallet sales compared to 53% of total pallet sales in fiscal year 2012. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $561,898 in fiscal year 2013 compared to $543,877 in fiscal year 2012 for an increase of $18,021.  Greystone has curtailed its sales of resin during fiscal years 2013 and 2012 due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2013 was $3,687,258, or 82% of sales, compared to $3,960,606, or 81% of sales, in fiscal year 2012. Cost of sales for pallets as a percent of pallet sales were 76% for fiscal years 2013 and 2012.

The ratio of cost of resin sales to resin sales was approximately 124% in fiscal years 2013 and 2012.  Yorktown, an entity owned by Warren Kruger, Greystone’s President and CEO, provides the pelletizing equipment and receives a 40% share of the gross profit before production costs (defined as revenue less material, freight and commissions).  Effective February 1, 2013, this arrangement between Greystone and Yorktown was terminated, and Greystone will instead pay Yorktown a fee of $0.02 per pound for utilization of Yorktown’s pelletizing equipment.

General, Selling and Administrative Expenses
General, selling and administrative expenses were $472,912 in fiscal year 2013 compared to $554,801 in fiscal year 2012 for a decrease of $81,889. The decrease in fiscal year 2013 over fiscal year 2012 was principally due to decreases in commission expense of $60,988 and travel expense of $34,897 offset by an increase in stock compensation costs of $13,356.  Greystone had no stock compensation costs in fiscal year 2012.

Benefit from Income Taxes
Benefit from income taxes was $17,600 and $-0- in fiscal years 2013 and 2012, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income
Greystone recorded net income of $174,215 compared to $163,798 in fiscal year 2012 for the reasons discussed above.

Net Income Attributable to Common Stockholders
Net income available to common stockholders for fiscal year 2013 was $48,390, or $0.00 per share, compared to $34,062, or $0.00 per share, in fiscal year 2012 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the nine month period ended February 28, 2013. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the nine months ended February 28, 2013 is as follows:

Cash provided by operating activities	$1,512,393

Cash used in investing activities	(320,651)

Cash used in financing activities	(1,004,320)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$11,104,859	$1,291,736	$7,136,343	$2,676,780	$-0-

Greystone had a working capital deficit of $(3,662,498) at February 28, 2013 compared to a working capital deficit at May 31, 2012 of $(4,165,900) for an improvement of $503,402.  Excluding preferred dividends payable, the working capital deficit at February 28, 2013 would be $(493,527).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of February 28, 2013, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2012, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at February 28, 2013.

During the three-month period ended February 28, 2013, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

10.1	Fourth Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on March 12, 2013).

10.2
Promissory Note dated February 28, 2013, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on March 12, 2013).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2013 and May 31, 2012, (ii) the Consolidated Statements of Income for the nine months ended February 28, 2013 and February 29, 2012, (iii) the Consolidated Statements of Income for the three months ended February 28, 2013 and February 29, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 22, 2013	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 22, 2013	/s/ William W. Rahhal
William W. Rahhal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

10.1	Fourth Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on March 12, 2013).

10.2
Promissory Note dated February 28, 2013, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on March 12, 2013).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2013 and May 31, 2012, (ii) the Consolidated Statements of Income for the nine months ended February 28, 2013 and February 29, 2012, (iii) the Consolidated Statements of Income for the three months ended February 28, 2013 and February 29, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).