Form 10-K
period 2013-05-31
GREYSTONE LOGISTICS, INC.
filed 2013-09-13
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes  [X] No

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

Large accelerated filer [   ]                                                              Accelerated filer [   ]
Non-accelerated filer [   ]                                                                Smaller reporting company  [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [   ]   No [X]

As of November 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $4,328,564 ($0.28 per share).

As of August 26, 2013, the issuer had outstanding a total of 26,111,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President and other employees. As of May 31, 2013, Greystone had an aggregate in-house production capacity of approximately 70,000 pallets per month for its medium and heavy-duty pallets and 20,000 for its lightweight nestable pallets.

GSM's product line as of May 31, 2013, consists of the following:

●	40” X 32” rackable pallet,

●	37” X 37” rackable pallet,

●	44” X 56” rackable pallet,

●	48” X 48” rackable pallet.

●	48” X 40” rackable pallet,

●	48” X 44” rackable pallet,

●	48” X 40” nestable pallet,

●	24”X 40” display pallet,

●	48”X 40” monoblock (one-piece) pallet,

●	48”X 45” monoblock stackable pallet,

●	Keg pallet, and

●	36”X36” rackable pallet.

As of May 31, 2013, GSM was also marketing the following pallets:

●
Mid-duty(TM) Picture Frame – A picture frame, web-top pallet that utilizes a patented inter-locking design and is produced using a proprietary blend of recycled plastics.  It has a rackable capacity of 1,500 lbs., a dynamic load of 5,000 lbs., static load of 25,000 lbs., and weighs 50 lbs.

●	Mid-duty(TM) Stackable – A web-top pallet that is produced using a proprietary blend of recycled plastics, has a dynamic load of 5,000 lbs., static load of 7,000 lbs., and weighs 32 lbs.

●
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

Other Business

In January 2010, Greystone started actively selling recycled plastic that has been reprocessed into pellet form. Until February 1, 2013, under an agreement with Yorktown Management & Financial Services, L.L.C., an entity owned by Warren Kruger, Greystone’s President and CEO, Greystone provided the cost of processing raw material into pelletized recycled plastic and purchased the raw material from Yorktown at cost.  Under that arrangement, Greystone paid 40% of the gross profit, defined as revenue less cost of material and selling commissions, to Yorktown.  Effective February 1, 2013, the purchasing of raw material from Yorktown and the profit-sharing arrangement with Yorktown were terminated in favor of renting Yorktown’s equipment to produce pelletized material at a cost to Greystone of $0.02 per processed pound. Greystone has not actively pursued the product sales of pelletized-recycled plastic during fiscal years 2013 and 2012 due to the inability to realize adequate profit margins.  However, Greystone will place more emphasis in the future on the sale of pelletized-recycled plastic as the ability to achieve acceptable gross profit margins is realized.

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

Pallets are used worldwide for the transportation of goods and they are primarily made of wood. There are an estimated 1.9 to 2.0 billion pallets in circulation daily in the United States (an estimated 97% wood pallets and 3% plastic or other pallets).  In 2004, the William H. Sardo Jr. Pallet and Container Research Laboratory at Virginia Tech University, under the direction of Dr. Marshall S. “Mark” White, estimated total pallet annual production in the United States at 814 million broken down as follows:

●	500 million new wood pallets
●	300 million repaired and used wood pallets
●	8.3 million plastic pallets
●	5.5 million corrugated paperboard pallets
●	1.1 million metal pallets

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

A wood container and pallet manufacturing industry report by Supplier Relations US estimated revenue for the year 2009 was approximately $6.7 billion with a gross profit of 21.11%.  The wood pallet and container industry is by no means concentrated, with roughly 2,500 – 3,000 pallet manufacturers and recyclers in operation. The estimated breakdown of wood pallet manufacturers is as follows:

●	44% manufacture new pallets only
●	47% manufacture new pallets and recovered use pallets (repair)
●	9% manufacture recovered use pallets only

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

Types of Pallets

There are over 400 different pallet sizes used by companies in the United States.  Some of the most common sizes used in the U.S. according to the American National Standard/MH1 (2005) are listed below:

Pallet Type	Pallet Size	Share of Annual Production (%)
Grocery	48 X 40”	30.0
Chemical	42 X 42”	5.7
Military	40 X 48”	4.0
Beverage	36 X 36”	3.0
Dairy	40 X 40”	3.0

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

Greystone’s management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price. Greystone intends to continue to conduct research on pallet design strength and coefficient of friction and the materials used to make the plastic pallets as required to meet market demands and improve their existing products.

Employees

As of May 31, 2013, Greystone had 87 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 63% and 59% of total sales in fiscal years 2013 and 2012, respectively.  The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

PART II.

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone's common stock is traded on the OTCQB under the symbol "GLGI."   The following table sets forth the range of high and low per share bid quotations for Greystone's common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ending	High	Low
Aug. 31, 2011	$0.10	$0.06
Nov. 30, 2011	0.11	0.08
Feb. 28, 2012	0.09	0.06
May 31, 2012	0.10	0.07
Aug. 31, 2012	0.36	0.08
Nov. 30, 2012	0.37	0.20
Feb. 28, 2013	0.54	0.22
May 31, 2013	0.66	0.28

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 16, 2013, Greystone had approximately 345 common shareholders of record.

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

Greystone was incorporated on February 24, 1969.  From April 1993 to December 1997, Greystone was engaged in various businesses, including the business of exploration, production, and development of oil and gas properties in the continental United States and the operation of a related service business.  In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., and its principal business changed to selling plastic pallets.  Greystone incurred losses from operations from such time through fiscal year 2007.  The results of Greystone’s operations for the fiscal years after fiscal year 2007 showed an operating profit and positive cash flows from operations with the exception of fiscal year 2011 for which Greystone incurred a loss but had positive operating income and positive cash flows from operations.  There is no assurance that Greystone will maintain a positive operating profit or otherwise obtain funds to finance capital and debt service requirements.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently accounts for approximately 63% of its total sales in fiscal year 2013 (59% in fiscal year 2012).  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone's executive officers and directors control a large percentage of Greystone's outstanding common stock and all of Greystone's 2003 preferred stock, which entitles them to certain voting rights, including the right to elect a majority of Greystone's Board of Directors.

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 40% of Greystone's outstanding common stock.  Therefore, Greystone's executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, two of Greystone's directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone's outstanding 2003 preferred stock, with each owning 50%.  The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

Greystone's stock trades in a limited public market and is subject to price volatility. There can be no assurance that an active trading market will develop or be sustained.

There has been a limited public trading market for Greystone's common stock and there can be no assurance that an active trading market will develop or be sustained. In addition, Greystone’s board of directors has authorized the scheduling of a shareholders’ meeting to vote on a 1-for-10,000 reverse stock split. If the shareholders approve the reverse stock split, the reverse stock split will be consummated. Following the consummation of the reverse stock split, Greystone intends to terminate the public registration of its Common Stock under the Securities Exchange Act of 1934, as amended, meaning that Greystone would no longer be required to file periodic reports with the Securities and Exchange Commission. Further, Greystone’s common stock would no longer be eligible to trade on the OTCQB marketplace. There can be no assurance that Greystone's common stock will trade at or above any particular price in the public market, if at all.  The trading price of Greystone's common stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day.  Accordingly, Greystone's common stock should be expected to experience substantial price changes in short periods of time.  Even if Greystone is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in Greystone's common stock for the foreseeable future.  In addition, the limited market for Greystone's common stock may restrict Greystone's shareholders ability to liquidate their shares.

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

Recent Developments

On June 18, 2013, Greystone filed a Schedule 13E-3, File No. 005-59735 (the "Schedule 13E-3"), and a Preliminary Proxy Statement on Schedule 14A, File No. 000-26331 (the "Preliminary Proxy Statement"), each relating to a Special Meeting of the Shareholders Greystone to be held on August 2, 2013. The sole matter that was to be voted upon at that Special Meeting of the Shareholders was to approve an amendment to the Company’s Certificate of Incorporation, which would have authorized a one for ten thousand (1-10,000) reverse stock split of Greystone’s Common Stock and a cash payment per share for resulting fractional shares equal to $0.50.

Greystone decided to delay the date of the Special Meeting of Shareholders until such later time as Greystone can amend the Schedule 13E-3 and the Preliminary Proxy Statement to (i) respond to comments received by Greystone from the United States Securities and Exchange Commission (the "SEC"), (ii) incorporate into the Preliminary Proxy Statement by reference this Annual Report on Form 10-K, (iii) attach as an exhibit to the Preliminary Proxy Statement this Annual Report on Form 10-K, and (iv) set a new record date and a new special meeting date for the Special Meeting of Shareholders.

Greystone intends to file such amendments to the Schedule 13E-3 and Preliminary Proxy Statement shortly after filing this Annual Report on Form 10-K.  A new record date and date for the Special Meeting of Shareholders will be set forth therein.  Greystone anticipates that the new date for the Special Meeting of Shareholders will be sometime in the fourth calendar quarter of 2013.

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or GSM, and Plastic Pallet Production, Inc., or PPP, and the two following variable interest entities: Greystone Real Estate, L.L.C. (“GRE”) and, for the first quarter of fiscal year 2012, GLOG Investment, L.L.C. (“GLOG”).  GLOG was terminated effective September 1, 2011 and its assets distributed to its members.

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin.

As of May 31, 2013, Greystone had 87 full-time employees and used temporary personnel as needed.  Greystone's in-house production capacity for its medium and heavy-duty pallets is about 70,000 plastic pallets per month, or 840,000 per year and about 20,000 per month, or 240,000 per year, for its lightweight nestable pallets.  Production levels have generally been governed by sales and will increase as sales dictate.

Prior to fiscal year 2008, Greystone incurred significant losses from operations. For fiscal years 2008 through 2010, 2012 and 2013, Greystone produced positive net income and cash flows from operations. For fiscal year 2011, Greystone had positive income from operations and cash flows from operations but incurred a net loss after deductions for interest expense.  At May 31, 2013, Greystone remains highly leveraged and there is no assurance that Greystone will continue to achieve operating profitability.  See "Liquidity and Capital Resources" under this Item 7.

From Greystone’s inception through fiscal year May 31, 2007, Greystone incurred substantial net operating losses which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  A valuation reserve has been established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations. Beginning with fiscal year 2008 through fiscal year 2010 and for fiscal year 2012, Greystone has shown profitability.  Based on management’s expectation for fiscal year 2014 and beyond, management has determined that the valuation reserve should be reduced to allow for the estimated tax benefits through fiscal year 2016 from utilization of net operating loss carryforwards. However, management will continue to evaluate the extent that the valuation reserve is needed.  Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

Sales
Sales were $24,085,184 for fiscal year 2013 compared to $24,157,590 for fiscal year 2012 for a decrease of $72,406.  Pallet sales were $21,766,939 in fiscal year 2013 compared to $20,371,150 in fiscal year 2012 for an increase of $1,395,789 while sales of pelletized-recycled plastic decreased $1,468,195 from $3,786,440 in fiscal year 2012 to $2,318,245 in fiscal year 2013. The decline in sales of pelletized-recycled plastic is attributable to market conditions that have prevented Greystone from realizing an acceptable profit margin in the relationship of sales to the cost of purchasing and pelletizing raw materials.

Pallet sales to Greystone’s major customer were approximately 63% of total sales in fiscal year 2013 compared to 59% in fiscal year 2012.

Cost of Sales
Cost of sales was $18,828,452 (78% of sales) and $19,227,739 (80% of sales) in fiscal years 2013 and 2012, respectively. The decrease in the ratio of cost of sales to sales in fiscal year 2013 over fiscal year 2012 was primarily due to the increased relationship of pallet sales to total sales (90% in fiscal year 2013 compared to 84% in fiscal year 2012).  The cost of sales for pelletized-recycled plastic resin was approximately 117% of resin sales for fiscal year 2013 compared to approximately 119% of resin sales for fiscal year 2012.

Prior to February 1, 2013, Greystone provided the labor and overhead to operate the pelletizing of resin and Yorktown provided the equipment. Yorktown received 40% of the gross profit before labor and overhead. Yorktown received $80,000 and $72,000 in fiscal year 2013 and 2012, respectively, for its share of gross profits.  Effective February 1, 2013, the arrangement whereby Yorktown received 40% of gross profit was terminated and Yorktown agreed to receive $0.02 per pound of material processed into pellets.

General, Selling and Administrative Expenses
General, selling and administrative expense was $2,189,125 for fiscal year 2013 compared to $1,992,679 for fiscal year 2012 for an increase of $196,446 or 10%.  The increase in fiscal year 2013 over fiscal year 2012 is primarily due to an increase in bad debt expense of $98,971 and an increase in stock compensation costs of $53,424.  There were no stock compensation costs in fiscal year 2012.

Other Income (Expense)
Other income (expense) was income of $6,500 in fiscal year 2013 compared to a net expense of $133,409 in fiscal year 2012.  Other expense in fiscal year 2012 includes a $131,500 loss due to the write down of an asset held for resale to net realizable value.

Interest Expense
Interest expense was $828,897 in fiscal year 2013 compared to $897,113 in fiscal year 2012 for a decrease of $68,216.  Interest expense for fiscal year 2012 included the interest expense of $45,150 for GLOG Investments, L.L.C. (“GLOG”), a variable interest entity, which was included in the consolidation of Greystone’s financial statements through August 31, 2012 when it was liquidated and deconsolidated.

Preferred Dividends
Preferred dividends were $326,781 and $242,192 for fiscal years 2013 and 2012, respectively, for an increase of $84,590.  During the period from June 1, 2012 through August 31, 2012, GLOG, a variable interest entity which owned Greystone’s Series 2003 Preferred Stock, was consolidated with Greystone which resulted in GLOG’s preferred dividend income being eliminated against Greystone’s preferred dividend accrued expense. Effective August 31, 2012, GLOG was liquidated and removed from the consolidation of Greystone thereby reinstating the preferred dividend accrued expense for the period from September 1, 2012 through May 31, 2013.

Net Income Attributable to Common Stockholders
After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $2,264,877, or $0.09 per share, in fiscal year 2013 compared to $2,103,268, or $0.08 per share, in fiscal year 2012 for the reasons discussed above.

Liquidity and Capital Resources

General

 A summary of Greystone’s cash flows for the year ended May 31, 2013 is as follows:

Cash provided by operating activities	$2,085,666
Cash used in investing activities	(620,898)
Cash used in financing activities	(1,292,272)

Long-term debt obligations of Greystone as of May 31, 2013 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$11,002,180	$1,344,160	$9,626,409	$31,611	$—

Greystone had a deficit working capital of $(2,652,545) at May 31, 2013. Exclusion of the May 31, 2013 accrual for preferred dividends of $1,883,959, for which payments are restricted under the F&M Bank & Trust loan agreement dated March 4, 2005 as discussed herein under the caption “Loans from F&M Bank & Trust Company,” would reduce the working capital deficit to $(768,586).

Greystone’s long-term debt obligations include two notes with F&M Bank & Trust Company which mature on March 13, 2015 with a final payment of $2,985,452 and on February 13, 2016 with a final payment of $2,616,755 as well as two notes to Warren Kruger, President and CEO, and Robert Rosene, a member of Greystone’s board, maturing on January 15, 2015 totaling $2,593,716.  To provide for the funding to meet Greystone's operating activities and contractual obligations as of May 31, 2013, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2013 has been provided by loans or through loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.

Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.  As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its preferred stock or its common stock unless and until the financial position of Greystone improves through increased revenues, another financing or otherwise.  Further, Greystone is restricted from making dividend distributions pursuant to its loan agreement dated March 4, 2005, as discussed herein under the caption “Loans from F&M Bank & Trust Company.”

Transactions with Warren Kruger and Related Entities

Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2015. Greystone accrues interest on advances, accrued interest and the note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2013 and 2012 was $140,487 and $137,543, respectively. At May 31, 2013, a note payable of $527,716, advances of $476,680 and accrued interest of $839,886 were due to Mr. Kruger or to entities owned or controlled by him.

As discussed in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” Greystone (acting through GSM) and Yorktown have several agreements with respect to the purchase of raw materials, sales of pelletized resin, billings for payroll and other costs incurred on behalf of Yorktown and rents due to Yorktown. Greystone pays advances in recognition of the amounts owed pursuant to the aforementioned agreements. As a result of these transactions and other non-interest bearing advances, Yorktown owes Greystone $3,477,907 as of May 31, 2013.

Mr. Kruger has agreed that, as necessary, the amounts due Greystone of $3,477,907 should be offset against the amounts that Greystone owes him or Yorktown.  At May 31, 2013, the offset against the net advances is the combined total of (i) the accrued interest of $839,886 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $476,680, (iii) an account payable of $794,411 for deferred compensation payable to Mr. Kruger and (iv) preferred dividends of $1,366,930 which have been accrued for the benefit of Mr. Kruger.

Loans from F&M Bank & Trust Company

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, are parties to a loan agreement dated as of March 4, 2005, as amended (the “Loan Agreement”), with F&M Bank & Trust Company (“F&M”).  The Loan Agreement (a) includes cross-collateralization and cross-default provisions among property and debts of GSM and GRE, an entity owned by Messrs. Kruger and Rosene, and Messrs. Kruger and Rosene, as owners of Greystone’s Series 2003 Preferred Stock (debt in the amount of approximately $3,300,000 owed by Messrs. Kruger and Rosene to F&M is collateralized by the preferred stock), (b) contains certain financial covenants, and (c) restricts the payments of dividends. Greystone’s note payable to F&M is secured by Greystone’s cash, accounts receivable, inventory and equipment.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes.  In addition, in order to induce F&M to enter into the F&M Loan Agreement, Messrs. Kruger and Rosene entered into a limited guaranty agreement with F&M.

On March 1, 2013, F&M and GSM entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement.  The Fourth Amendment (a) had an effective date of February 28, 2013, (b) extended the maturity date of the loan from F&M to GSM under the Loan Agreement (the “Loan”) to March 13, 2015, and (c) increased the amount of the Loan by $250,000.  In connection with the execution of the Fourth Amendment, (y) Greystone ratified its existing guaranty of GSM’s obligations under the Loan Agreement, and (z) GSM executed a promissory note in favor of F&M, whereby GSM promises to repay the Loan.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2015.  Greystone has accrued interest on the loans in the amounts of $265,440 and $244,402 in fiscal years 2013 and 2012, respectively. Accrued interest due to Mr. Rosene at May 31, 2013 is $1,551,154.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-18 inclusive, found at the end of this report.

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

As of May 31, 2013, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2013 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2013.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2013.  The material weaknesses are as follows:

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

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 57 years old.  Yorktown Management is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (CD-NYSE).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 57, is President and CEO of privately-held Native American Marketing (“Native American”).  Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business.  Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources.  Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments. Mr. LeBarre became a director of Greystone effective May 5, 2012.

Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s board of directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 59, is Chairman of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Syntroleum Corporation since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s board of directors.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 72, is a partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, and served as managing partner of such accounting firm from 1988 to 2010.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Interim Chief Financial Officer.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.   Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2013, Greystone had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to Greystone's officers and directors, including Greystone’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics.  Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2013, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2013 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Reports Not Reported on a Timely Basis	Number of Reports Not Filed
Warren F. Kruger	3	3	0
Larry J. LeBarre	2	2	0
Robert B. Rosene, Jr.	1	1	0
William W. Rahhal	3	3	0

Item 11.   Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards(1)	Nonqualified Deferred Compensation Earnings(2)	Total

Warren F. Kruger, President and Chief Executive Officer	2013 2012	$240,000 $120,500	$29,000 $25,000	$50,880 $ -	$ - $120,000	$319,880 $290,500
William W. Rahhal, Chief Financial Officer	2013 2012	$65,000 $66,000	$10,000 $ 7,500	$25,440 $ -	$ - $ -	$100,440 $ 73,500
(1)  Effective June 1, 2012, Greystone awarded Mr. Kruger options to purchase 500,000 shares of common stock and Mr. Rahhal options to purchase 250,000 shares of common stock. The awards are valued at the grant date fair value computed in accordance with ASC 718, "Stock Compensation." The assumptions used to value the awards are included in Note 9 to Greystone’s consolidated financial statements contained in this Annual Report on Form 10-K.

(2)  Mr. Kruger voluntarily elected to forgo half of his salary beginning in fiscal year 2006.  Effective June 1, 2012, Mr. Kruger began receiving full salary. The deferred amounts will be paid or applied against amounts owed by Mr. Kruger to Greystone at such time as agreed between Mr. Kruger and Greystone.

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2013:

Outstanding Equity Awards at Fiscal Year End

Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Warren F. Kruger, President and Chief Executive Officer	175,000 125,000	-0- 375,000(a)	$0.40 $0.12	2/28/2014 5/31/2022

William W. Rahhal, Chief Financial Officer	62,500	187,500(a)	$0.12	2/28/2022

Larry LeBarre, Member of Board of Directors	50,000	150,000(a)	$0.12	5/31/2022

Robert B. Rosene, Jr., Member of Board of Directors	50,000 87,500	-0- 262,500(a)	$0.40 $0.12	2/28/2014 5/31/2022

(a)	The options become exercisable at the rate of 25% of the original grant of shares subject to the option on May 31, 2014 through May 31, 2016.

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

Compensation Program as it Relates to Risk

We have reviewed our compensation policies and practices for both executives and non-executives as they relate to risk and have determined that at this time they are not reasonably likely to have a material adverse effect on us.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2013, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2013:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,450,000	$0.16	25,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	2,450,000	$0.16	25,000

Security Ownership of Certain Beneficial Owners and Management

As of August 26, 2013, Greystone had 26,111,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2013, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and named officers, and (iii) all of Greystone's directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	8,579,783(5)	30.62%	25,000	50.00%	8,297,783	28.18%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	120,383(6)	0.46%	-0-	-0-	57,883	0.20%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	4,623,218(7)	16.56%	25,000	50.00%	4,485,718	15.23%
Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	1,193,991(8)	4.56%	-0-	-0-	1,143,991	3.89%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,545,003(9)	5.87%	-0-	-0-	1,332,503	4.53%
All Directors & Officers as a Group (4 persons)	14,535,375(10)	48.46%	50,000	100.00%	13,985,375	47.50%

(1)
The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities.  The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants

(2)
The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder's percentage ownership.

(3)
Each share of Senior Preferred Stock is convertible into approximately 66.67 shares of Greystone's common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,667 shares of our common stock and Mr. Rosene Jr.’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,667 shares of our common stock.

(4)
Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333.333.33 votes afforded to the holders of our Senior Preferred Stock, or 29,444,534.33 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)
The total includes: (i) 6,605,316 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 300,000 shares of common stock that Mr. Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; and (v) 1,666,667 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)
The total includes: (i) 57,883 shares of common stock that Mr. Rahhal which owns as a joint tenant and (ii) 62,500 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(7)
The total includes: (i) 2,770,951 shares of common stock beneficially owned directly by Mr. Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 137,500 shares of common stock that Mr. Rosene has the right to acquire with options; and (iv) 1,666,667 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 1,143,991 shares of common stock beneficially owned directly by Mr. LeBarre (ii) 50,000 shares of common stock that Mr. LeBarre has the right to acquire in connection with options.

(9)
The total includes: (i) 1,200,929 shares of common stock beneficially owned directly by Mr. Pritchard; (ii) 131,574 shares held of record by Maritch Services, Inc. and (iii) 212,500 shares of common stock that Mr. Pritchard has the right to acquire with options.

(10)
The director and officer group includes each reporting person in the above table other than Mr. Pritchard.  The total includes: (i) 10,652,041 shares of common stock; (ii) 550,000 shares of common stock issuable upon exercise of vested stock options; (iii) 1,666,667 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (iv) 1,666,667 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Other Transactions

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns the grinding equipment Greystone uses to grind raw material for Greystone’s pallet production. Through January 31, 2013, Yorktown paid for raw materials purchases and invoiced Greystone for its cost plus a grinding fee of $0.04 per pound. During the period from June 1, 2012 through January 31, 2013 and fiscal year 2012, GSM’s raw material purchases and grinding fees from Yorktown totaled approximately $3,623,000 and $3,911,000, respectively, pursuant to this arrangement.  This arrangement was terminated effective January 31, 2013.  Effective February 1, 2013, GSM purchased raw materials direct from unrelated third parties.  Further, effective February 1, 2013, in lieu of the $0.04 per pound grinding fee, GSM commenced paying a monthly fee of $97,500 subsequently adjusted to $119,167 per month effective May 1, 2013, a total of $411,667.

GSM also pays Yorktown for (i) use of certain pallet molds owned by Yorktown at the rate of $1.00 per pallet of which approximately $59,000 and 38,000 were paid in fiscal years 2013 and 2012, respectively, (ii) office rent at the rate of $1,500 per month and (iii) equipment used for heavy lifting of which $73,200 was paid in each of fiscal years 2013 and 2012.  The lease for the heavy-lifting equipment ended February 29, 2012 and the equipment continues to be leased on a month-to-month basis.

For the period from June 1, 2012 through January 31, 2013 and for fiscal year 2012, Yorktown and GSM had an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchased the raw material and provided the pelletizing equipment and GSM supplied the labor and operating overhead.  Upon shipment to customers, Yorktown invoiced GSM for the cost of the raw material. GSM invoiced customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal years 2013 and 2012 was approximately $80,000 and $72,000, respectively. Effective January 31, 2013, this arrangement was terminated.  Effective February 1, 2013, the processing of pelletized material for resale was undertaken solely by GSM with Yorktown receiving a processing fee of $0.02 per pound for use of Yorktown’s pelletizing equipment.  Yorktown received $54,000 in processing fees for the period from February 1, 2013 through May 31, 2013. For additional information about this arrangement, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

Greystone also pays the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation.  These costs are invoiced to Yorktown on a monthly basis.

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease was amended April 1, 2011 to provide for a three-year term through March 31, 2014.  Lease payments were $300,000 for each of fiscal years 2013 and 2012.

Director Independence

Greystone has determined that Messrs. LeBarre and Rosene are "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.  Because of the small size of Greystone’s Board of Directors, it has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Mr. Kruger is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.   Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2013 and May 31, 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees

Audit Fees(1)	$137,000	$113,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$137,000	$113,000
________________________
(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2013 and May 31, 2012, respectively.

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

10.8
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.9	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.10	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.11
Third Amendment to Loan Agreement dated March 5, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 10-Q for the period ended August 31, 2011, which was filed on October 24, 2011).

10.12	Fourth Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K filed on March 12, 2013).

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

10.19
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

10.22
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.23
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.24
Promissory Note dated February 28, 2012, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to Greystone’s Form 8-K filed on March 12, 2013).

10.25**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2013   and 2012, (ii) the Consolidated Statements of Operations for the years ended May 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

**           Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: September 13, 2013	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2013	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2013	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: September 13, 2013	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: September 13, 2013	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Greystone Logistics, Inc.

We have audited the consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations, changes in deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Logistics, Inc. as of May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
September 13, 2013

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,
	2013	2012
Assets
Current Assets:
Cash	$366,896	$194,400
Accounts receivable, net of allowance for doubtful accounts
of $100.000 and $50,000 for 2013 and 2012, respectively	2,239,594	2,715,893
Inventory	1,044,379	956,638
Prepaid expenses	119,198	45,090
Total Current Assets	3,770,067	3,912,021

Property and Equipment, net of accumulated depreciation	7,044,139	7,798,178

Deferred Tax Asset	1,159,000	585,000

Other Assets	71,371	86,454

Total Assets	$12,044,577	$12,381,653

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,344,160	$1,286,312
Accounts payable and accrued expenses	1,643,339	2,581,787
Accounts payable and accrued expenses - related parties	1,551,154	1,285,714
Preferred dividends payable	1,883,959	2,924,108
Total Current Liabilities	6,422,612	8,077,921

Long-Term Debt, net of current portion	9,658,020	10,757,561

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,111,201 shares issued and outstanding	2,611	2,611
Additional paid-in capital	53,142,717	53,089,293
Accumulated deficit	(58,321,266)	(60,586,143)
Total Greystone Stockholders' Deficit	(5,175,933)	(7,494,234)
Non-controlling interest	1,139,878	1,040,405
Total Deficit	(4,036,055)	(6,453,829)

Total Liabilities and Deficit	$12,044,577	$12,381,653

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended May 31,
	2013	2012

Sales	$24,085,184	$24,157,590

Cost of Sales	18,828,452	19,227,739

Gross Profit	5,256,732	4,929,851

General, Selling and Administrative Expenses	2,189,125	1,992,679

Operating Income	3,067,607	2,937,172

Other Income (Expense):
Other income (expense)	6,500	(133,409)
Interest expense	(828,897)	(897,113)
Total Other Expense, net	(822,397)	(1,030,522)

Income before Income Taxes	2,245,210	1,906,650
Benefit from Income Taxes	548,000	585,000
Net Income	2,793,210	2,491,650

Income Attributable to Variable Interest Entities, net	(201,552)	(146,190)

Preferred Dividends	(326,781)	(242,192)

Net Income Attributable to Common Stockholders	$2,264,877	$2,103,268

Income Per Share of Common Stock -
Basic	$0.09	$0.08
Diluted	$0.08	$0.08

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,480,039	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional		Total Greystone	Variable
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit	Interest Entities	Total Deficit
Balances, May 31, 2011	—	$—	26,111,201	$2,611	$48,089,298	$(62,297,986)	$(14,206,077)	$4,501,086	$(9,704,991)

Adjustment for deconsolidating variable interest entities	50,000	5	—	—	4,999,995	(391,425)	4,608,575	(3,618,199)	990,376

Capital contributions	—	—	—	—	—	—	—	75,000	75,000

Cash distributions	—	—	—	—	—	—	—	(63,672)	(63,672)

Preferred dividends	—	—	—	—	—	(242,192)	(242,192)	—	(242,192)

Net income	—	—	—	—	—	2,345,460	2,345,460	146,190	2,491,650

Balances, May 31, 2012	50,000	5	26,111,201	2,611	53,089,293	(60,586,143)	(7,494,234)	1,040,405	(6,453,829)

Stock based compensation	—	—	—	—	53,424	—	53,424	—	53,424

Cash distributions	—	—	—	—	—	—	—	(102,079)	(102,079)

Preferred dividends	—	—	—	—	—	(326,781)	(326,781)	—	(326,781)

Net income	—	—	—	—	—	2,591,658	2,591,658	201,552	2,793,210

Balances, May 31, 2013	50,000	$5	26,111,201	$2,611	$53,142,717	$(58,321,266)	$(5,175,933)	$1,139,878	$(4,036,055)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,793,210	$2,491,650
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,387,987	1,165,795
Increase in deferred tax asset	(574,000)	(585,000)
Loss on disposition of equipment	—	131,500
Stock based compensation	53,424	—
Changes in accounts receivable	(742,131)	(919,284)
Changes in inventory	(87,741)	(413,081)
Changes in prepaid expenses	(74,108)	25,900
Changes in accounts payable and accrued expenses	(673,008)	321,709
Other	2,033	(2,640)
Net cash provided by operating activities	2,085,666	2,216,549

Cash Flows from Investing Activities:
Purchase of property and equipment	(620,898)	(801,960)

Cash Flows from Financing Activities:
Payments on advances payable to related parties	(148,500)	(99,900)
Proceeds from long-term debt	250,000	—
Payments on notes and advances payable	(1,291,693)	(1,301,037)
Capital contributions by variable interest entity	—	75,000
Dividends paid by variable interest entity	(102,079)	(63,672)
Net cash used in financing activities	(1,292,272)	(1,389,609)

Net Increase in Cash	172,496	24,980
Cash, beginning of year	194,400	169,420

Cash, end of year	$366,896	$194,400

Supplemental Information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
May 31, 2013 and 2012

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

Stock Options

The grant-date fair value of stock options and other equity-based compensation issued to employees is amortized on the straight-line basis over the vesting period of the award as compensation cost.  The fair value of new option grants is estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, dividend yields and expected holding periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2013 and 2012, convertible preferred stock and stock options are not considered as their effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2013 and 2012 as their effect would have been antidilutive:

	2013	2012
Options to purchase common stock	350,000	1,400,000
Convertible preferred stock	3,333,333	3,333,333

	3,683,333	4,733,333

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 was issued to establish accounting and reporting standards for an unrecognized tax benefit. It requires that the unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for Greystone in fiscal years beginning after December 15, 2013, and is not expected to have a material impact on the Greystone’s consolidated financial position and results of operations.

Reclassifications

Certain fiscal year 2012 amounts have been reclassified to conform with the fiscal year 2013 presentations. These reclassifications had no impact on net income.

Note 2.  INVENTORY

Inventory consists of the following as of May 31:

	2013	2012
Raw materials	$750,819	$593,225
Finished pallets	293,560	363,413

Total Inventory	$1,044,379	$956,638

Note 3.  PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2013	2012
Production machinery and equipment	$10,717,493	$10,121,006
Building and land	4,663,339	4,663,339
Leasehold improvements	203,034	188,124
Furniture and fixtures	171,093	161,592
	15,754,959	15,134,061

Less: Accumulated depreciation	(8,710,820)	(7,335,883)

Net Property, Plant and Equipment	$7,044,139	$7,798,178

Production machinery and equipment includes equipment in the amount of $379,716 that had not been placed into service as of May 31, 2013.  Building and land are owned by a variable interest entity for which the net book value is $3,591,781 at May 31, 2013.

Depreciation expense for the years ended May 31, 2013 and 2012 is $1,374,937 and $1,148,916, respectively.

Note 4.  OTHER ASSETS

Other assets consist of the following as of May 31:

	2013	2012
Patents	$190,739	$190,739
Debt issue costs	18,726	18,726
Accumulated amortization	(140,879)	(127,829)
Customer deposits	2,785	4,818

Total Other Assets	$71,371	$86,454

Amortization of intangibles was $13,050 and $16,879 for 2013 and 2012, respectively.   Future amortization will be $14,465 per year for the next five fiscal years.

Note 5.  LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2013	2012
Note payable to F&M Bank & Trust Company,
prime rate of interest not less than 4.5%, due
March 13, 2015, monthly principal payments of
$76,561 plus interest	$4,593,650	$5, 226,665

Note payable by variable interest entity to F&M
Bank & Trust Company, prime rate of interest
but not less than 4.75%, due February 13, 2016,
monthly installments of $35,512, secured by
buildings and land	3,366,108	3, 623,070

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	381,727	481,597

Note payable to BancFirst, prime rate of interest
plus 1%	—	8,047

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2015	527,716	527,716

Other notes payable	66,979	110,778
	11,002,180	12, 043,873
Less: Current portion	(1,344,160)	(1,286,312)

Long-term Debt	$9,658,020	$10,757,561

The prime rate of interest as of May 31, 2013 was 3.25%.

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director, are parties to a loan agreement dated as of March 4, 2005, as amended (the “Loan Agreement”), with F&M Bank & Trust Company (“F&M”).  The Loan Agreement (a) includes cross-collateralization and cross-default provisions among property and debts of GSM and GRE, an entity owned by Messrs. Kruger and Rosene, and Messrs. Kruger and Rosene, as owners of Greystone’s Series 2003 Preferred Stock (debt in the amount of approximately $3,300,000 owed by Messrs. Kruger and Rosene to F&M is collateralized by the preferred stock), (b) contains certain financial covenants, and (c) restricts the payments of dividends. Greystone’s note payable to F&M is secured by Greystone’s cash, accounts receivable, inventory and equipment.  Also, pursuant to the terms of a guaranty agreement, Greystone guaranteed GSM's performance and payment under the notes.  In addition, in order to induce F&M to enter into the F&M Loan Agreement, Messrs. Kruger and Rosene entered into a limited guaranty agreement with F&M.

On March 1, 2013, F&M and GSM entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement.  The Fourth Amendment (a) had an effective date of February 28, 2013, (b) extended the maturity date of the loan from F&M to GSM under the Loan Agreement (the “Loan”) to March 13, 2015, and (c) increased the amount of the Loan by $250,000.  In connection with the execution of the Fourth Amendment, (y) Greystone ratified its existing guaranty of GSM’s obligations under the Loan Agreement, and (z) GSM executed a promissory note in favor of F&M, whereby GSM promises to repay the Loan.

Maturities of Greystone’s long-term debt for the five years after May 31, 2013 are $1,344,160, $6,690,637, $2,935,772, $31,611 and $-0-.

Note 6.  RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns the grinding equipment Greystone uses to grind raw materials for Greystone’s pallet production.  Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material.  Greystone compensates Yorktown for the use of equipment and molds as discussed below.  In addition, Yorktown provides office space and treasury services for Greystone.

Through January 31, 2013, Yorktown paid for raw materials purchases and invoiced Greystone for its cost plus a grinding fee of $0.04 per pound. During the period from June 1, 2012 through January 31, 2013 and fiscal year 2012, GSM’s raw material purchases and grinding fees from Yorktown totaled approximately $3,623,000 and $3,911,000, respectively, pursuant to this arrangement.  This arrangement was terminated effective January 31, 2013.  Effective February 1, 2013, GSM purchased raw materials direct from unrelated third parties.  Further, effective February 1, 2013, in lieu of the $0.04 per pound grinding fee, GSM commenced paying a monthly fee of $97,500 subsequently adjusted to $119,167 per month effective May 1, 2013, a total of $411,667.

GSM also pays Yorktown for (i) the use of pallet molds owned by Yorktown at the rate of $1.00 per pallet of which approximately $59,000 and $38,000 was paid in fiscal years 2013 and 2012, respectively, (ii) office rent at the rate of $1,500 per month and (iii) equipment used for heavy lifting of which $73,200 was paid in each of fiscal years 2013 and 2012.  The lease for the heavy-lifting equipment ended February 29, 2012 and the equipment continues to be leased on a month-to-month basis.

For the period from June 1, 2012 through January 31, 2013 and for fiscal year 2012, Yorktown and GSM had an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchased the raw material and provided the pelletizing equipment and GSM supplied the labor and operating overhead.  Upon shipment to customers, Yorktown invoiced GSM for the cost of the raw material. GSM invoiced customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal years 2013 and 2012 was approximately $80,000 and $72,000, respectively. Effective January 31, 2013, this arrangement was terminated.  Effective February 1, 2013, the processing of pelletized material for resale was undertaken solely by GSM with Yorktown receiving a processing fee of $0.02 per pound for use of Yorktown’s pelletizing equipment.  Yorktown received $54,000 in processing fees for the period from February 1, 2013 through May 31, 2013.

Greystone also pays the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation.  These costs are invoiced to Yorktown on a monthly basis.

As a result of the above transactions and other non-interest bearing advances, Yorktown owes Greystone $3,477,907 as of May 31, 2013.

For the period from November 2006 through May 2012, Mr. Kruger voluntarily elected to temporarily defer the payment of half of his salary. Effective June 1, 2012, Greystone resumed payment of the full salary to Mr. Kruger. The deferred compensation as of May 31, 2013 totaled $794,411.

Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2014. Greystone accrues interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year.  Interest accrued in fiscal years 2013 and 2012 was $140,487 and $137,543, respectively. At May 31, 2013, a note payable of $527,716, advances of $476,680 and accrued interest of $839,886 were due to Mr. Kruger or to entities owned or controlled by him.

Mr. Kruger has agreed that, as necessary, the amounts due Greystone of $3,477,907 should be offset against the amounts that Greystone owes him or Yorktown.  At May 31, 2013, the offset against the net advances is the combined total of (i) the accrued interest of $839,886 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $476,680, (iii) an account payable of $794,411 for deferred compensation payable to Mr. Kruger and (iv) preferred dividends of $1,366,930 which have been accrued for the benefit of Mr. Kruger.

Transactions with Robert B. Rosene, Jr., Director

Effective December 15, 2005, Greystone entered into a loan agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal until January 15, 2015. Greystone has accrued interest on the loans in the amounts of $265,440 and $244,032 in fiscal years 2013 and 2012, respectively. Accrued interest due to Mr. Rosene at May 31, 2013 is $1,551,154.

Transactions with Larry J. LeBarre, Director

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease was amended April 1, 2011 to provide for a three-year term through March 31, 2014.  Lease payments were $300,000 for each of fiscal years 2013 and 2012.

Note 7.  FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforward	$1,965,370	$2,548,931
Depreciation and amortization, financial
reporting in excess of tax	443,177	617,466
Deferred compensation accrual	244,800	244,800
Stock compensation costs	18,164	—
Allowance for doubtful accounts	34,000	17,000
	2,705,511	3,428,197
Valuation allowance	(1,546,511)	(2,843,197)

Net Deferred Tax Asset	$1,159,000	$585,000

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has provided a valuation allowance which allows for recognition of the tax benefits as deferred tax assets for May 31, 2013 and 2012, respectively.

The net change in deferred taxes for the year ended May 31, 2013 and 2012 is as follows:

	2013	2012
Net operating loss carryforward	$(583,561)	$(112,055)
Depreciation and amortization, financial
reporting in excess of tax	(174,289)	(357,342)
Stock compensation costs	18,164
Deferred compensation accrual	—	34,000
Allowance for doubtful accounts	17,000	(8,500)
Valuation allowance	1,296,686	1,028,897

Total	$574,000	$585,000

The provision (benefit) for income taxes at May 31 consists of the following:

	2013	2012
Federal	$26,000	$—
Deferred income tax benefit	(574,000)	(585,000)

Total	$(548,000)	$(585,000)

Greystone's provision (benefit) for income taxes for the years ended May 31, 2013 and 2012 differs from the federal statutory rate as follows:
	2013	2012
Tax provision (benefit) using statutory rates	34%	34%
Net change in valuation allowance	(57)	(54)
Other	(1)	(11)
Tax benefit per financial statements	(24)%	(31)%

At May 31, 2013, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $17,468,000 expiring in fiscal year 2013 through fiscal year 2025 of which $2,700,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.
	NOL Carryforward	Year Expiring
Cumulative as of May 31, 2005	$2,700,000	2013 - 2025
Year ended May 31, 2006	182,179	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031

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

Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.  Dividends in arrears on the preferred stock were $3,250,889 and $2,924,108 as of May 31, 2013 and 2012, respectively.  The holders of the preferred stock waived their rights to compounded interest on unpaid dividends during the period from inception through May 31, 2013.  The preferred dividend liability is classified as a long-term liability due to the restrictions placed on payment of dividends pursuant to the Loan Agreement with F&M Bank & Trust Company as further discussed in Note 5 – Long-Term Debt.

Note 9.  STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  Effective May 5, 2012, Greystone’s board of directors approved the renewal and extension of Greystone’s stock option plan through May 11, 2021 and increased the maximum number of shares of common stock for which options may be granted to 2,500,000 of which 25,000 were available for grant at May 31, 2013.  Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2013:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2012	1,400,000	$0.53
Awarded during fiscal 2013	2,100,000	$0.12
Expired during fiscal year 2013	(1,050,000)	$0.61
Total outstanding May 31, 2013	2,450,000	$0.16	7.8
Exercisable as of May 31, 2013	875,000	$0.23	5.7	$99,750
Non-vested as of May 31, 2013	1,575,000	$0.12	9.0	$299,250

Effective June 1, 2012, Greystone’s board of directors authorized the issuance of stock options to employees and members of the board of directors to purchase 2,100,000 shares of common stock at $0.12 per share with the options exercisable at the rate of 25% per year for the first four years and an expiration date of May 31, 2022.  The value of Greystone’s common stock on June 1, 2012 was $0.105 per share.  In addition effective June 1, 2012, the board of directors with the concurrence of awardees cancelled stock options to purchase 500,000 shares of common stock which had an expiration date of February 28, 2014 and an option price of $0.40 per share.

The estimated fair value at the date of the grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option model for fiscal year 2013 are as follows:

Estimated fair value of options at date of grant	$213,696
Black-Scholes model assumptions
Average expected life (years)	5
Average expected volatility factor	353.3%
Average risk-free interest rate	3.0%
Average expected dividend yields	$-0-

Share-based compensation cost was $53,424 and $-0- for fiscal years 2013 and 2012, respectively.  As of May 31, 2013, the unrecognized compensation expense related to non-vested share-based options was $160,272. This unrecognized compensation expense as of May 31, 2013 will be amortized equally over the remaining vesting period of 3 years.

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

Note 11.  SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2013	2012
Non-cash investing and financing activities:
Preferred dividend accrual	$326,781	$242,192
Equipment purchased through capital lease	—	563,026
Advances from related party applied against receivables from the related party	—	625,180
Supplemental information:
Interest paid	423,530	516,059
Taxes paid	—	—

Note 12.  CONCENTRATIONS

For the fiscal years ended May 31, 2013 and 2012, one customer accounted for approximately 63% and 59% of sales, respectively. The account receivable from this customer at May 31, 2013 totaled $924,914.

Purchases from this major customer were approximately $1,472,000 and $3,626,000 in fiscal years 2013 and 2012, respectively. The purchases in fiscal year 2012 included $2,158,000 for a pallet size whose use was discontinued by the customer.

For the fiscal years 2013 and 2012, Greystone purchased approximately 49% of its raw materials from third-party vendors through Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Greystone’s President and CEO.   Effective February 1, 2013, the practice of purchasing raw materials from unrelated third-party vendors through Yorktown was terminated.  However, Yorktown has an operation that purchases, grinds and cleans recycled plastic material for sale to unrelated third-party customers as well as to Greystone.

Note 13.  VARIABLE INTEREST ENTITIES (VIE)

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

The building(s), having a carrying value of $3,591,781 and $3,707,653 at May 31, 2013 and 2012, respectively, serve as collateral for GRE’s debt.  The debt had a carrying value of $3,366,108 and $3,623,070 at May 31, 2013 and 2012, respectively.

GLOG Investment, L.L.C.
GLOG was created in March 2005 for the purpose of acquiring from a third party, all of the outstanding Series 2003 Preferred Stock of Greystone.  The owners of GLOG were Messrs. Kruger and Rosene.  GLOG was consolidated with Greystone as a VIE until August 31, 2011. At August 31, 2011, GLOG’s sole asset was the preferred stock with a carrying value of $5,000,000 and GLOG’s debt had a carrying value of $3,559,932.

Effective September 1, 2011, GLOG was liquidated, the assets were distributed to the owners and the debt was assumed by the owners.  Accordingly, the entity was deconsolidated effective with the liquidation of the entity.

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

10.8
Loan Agreement dated March 4, 2005, by and among Greystone Manufacturing, L.L.C., GLOG Investment, L.L.C., The F&M Bank & Trust Company and PalWeb Corporation (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).

10.9	2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.10	Second 2011 Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.3 to Greystone’s Form 8-K/A filed on September 2, 2011).
10.11
Third Amendment to Loan Agreement dated March 5, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 10-Q for the period ended August 31, 2011, which was filed on October 24, 2011).

10.12	Fourth Amendment to Loan Agreement dated March 4, 2005 (incorporated herein by reference to Exhibit 10.1 to Greystone’s Form 8-K filed on March 12, 2013).
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

10.19
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

10.22
Pallet Molds Lease Agreement dated as of February 7, 2007, by and between Greystone Manufacturing, LLC and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.23
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.24
Promissory Note dated February 28, 2012, executed by Greystone Manufacturing, L.L.C. in favor of The F&M Bank & Trust Company (incorporated herein by reference to Exhibit 10.2 to Greystone’s Form 8-K filed on March 12, 2013).

10.25**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2013   and 2012, (ii) the Consolidated Statements of Operations for the years ended May 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

**           Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.