Form 10-Q
period 2013-08-31
GREYSTONE LOGISTICS, INC.
filed 2013-10-15
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

000-26331
Commission file number

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files).   Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes☐ No ☑

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 15, 2013 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2013

Item 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31,	May 31,
	2013	2013
	(Unaudited)
Assets
Current Assets:
Cash	$717,879	$366,896
Accounts receivable, net of allowance of $100,000	2,312,881	2,239,594
Inventory	1,257,008	1,044,379
Prepaid expenses and other	220,942	119,198
Total Current Assets	4,508,710	3,770,067
Property, Plant and Equipment	16,200,616	15,754,959
Less: Accumulated Depreciation	(8,979,523)	(8,710,820)
Property, Plant and Equipment, net	7,221,093	7,044,139
Deferred Tax Asset	1,412,000	1,159,000
Other Assets	66,275	71,371
Total Assets	$13,208,078	$12,044,577

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,347,424	$1,344,160
Accounts payable and accrued expenses	1,603,309	1,643,339
Accounts payable and accrued expenses - related parties	1,620,926	1,551,154
Preferred dividends payable	1,826,486	1,883,959
Total Current Liabilities	6,398,145	6,422,612
Long-Term Debt, net of current portion	9,329,672	9,658,020
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,156,073	53,142,717
Accumulated deficit	(56,872,614)	(58,321,266)
Total Greystone Stockholders' Deficit	(3,713,925)	(5,175,933)
Non-controlling interests	1,194,186	1,139,878
Total Deficit	(2,519,739)	(4,036,055)
Total Liabilities and Deficit	$13,208,078	$12,044,577

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended August 31,
	2013	2012

Sales	$6,510,917	$7,128,866

Cost of Sales	4,365,545	5,604,017

Gross Profit	2,145,372	1,524,849

General, Selling and Administrative Expenses	596,313	558,639

Operating Income	1,549,059	966,210

Other Income (Expense):
Other income (expense)	-	10,000
Interest expense	(201,181)	(208,843)
Total Other Expense, net	(201,181)	(198,843)

Income before Income Taxes	1,347,878	767,367
Benefit from Income Taxes	237,000	199,400
Net Income	1,584,878	966,767

Loss (Income) Attributable to Variable Interest Entities, net	(54,308)	(51,954)

Preferred Dividends	(81,918)	(82,808)

Net Income Available to Common Stockholders	$1,448,652	$832,005

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.06	$0.03
Per Share of Common Stock - Diluted	$0.05	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,565,047	26,955,766

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended August 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,584,878	$966,767
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	337,236	334,385
Deferred income taxes	(253,000)	(208,900)
Stock-based compensation	13,356	13,356
Changes in receivables	(178,178)	329,111
Changes in inventory	(212,629)	109,796
Changes in prepaid expenses and other	(101,744)	(76,799)
Change in other assets	1,834	2,290
Changes in accounts payable and accrued expenses	29,742	61,591
Net cash provided by operating activities	1,221,495	1,531,597

Cash Flows from Investing Activities:
Purchase of property and equipment	(510,928)	(362,677)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(325,084)	(320,077)
Payments on advances from related party	(34,500)	-
Distributions by variable interest entity	-	(22,782)
Net cash used in financing activities	(359,584)	(342,859)

Net Increase in Cash	350,983	826,061
Cash, beginning of period	366,896	194,400

Cash, end of period	$717,879	$1,020,461

Non-Cash Activities:
Preferred dividend accrual	$81,918	$82,808
Supplemental Information:
Interest paid	85,689	108,431

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2013, and the results of its operations and its cash flows for the three-month periods ended August 31, 2013 and 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2013 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”), Plastic Pallet Production, Inc. (“PPP”), and its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded are certain options to purchase common stock totaling 350,000 shares for the three months ended August 31, 2013 and 2012, respectively, and convertible preferred stock which is convertible into 3,333,334 shares of common stock for the three months ended August 31, 2013, and 2012.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2013 and 2012:

	2013	2012
Numerator:
Net income available to common shareholders	$1,448,652	$832,005

Denominator:
Weighted-average shares outstanding:
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	1,453,846	844,565
Diluted shares	27,565,047	26,955,766
Earnings per share:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

Note 3. Inventory

Inventory consists of the following:

	August 31,	May 31,
	2013	2013
Raw materials	$822,363	$750,819
Finished goods	434,645	293,560
Total inventory	$1,257,008	$1,044,379

Note 4. Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns certain equipment that Greystone uses for its pallet and resin production. Prior to February 1, 2013, Greystone paid advances to Yorktown in recognition of the amounts owed pursuant to certain agreements for the purchase of raw materials on Greystone’s behalf and use of Yorktown equipment.  While the agreements for the purchase of raw materials were terminated effective January 31, 2013, Greystone continues to pay Yorktown for the use of its equipment Payments for equipment rentals totaled $385,260 for the three months ended August 31, 2013. In addition, Greystone continues to pay the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation and invoice Yorktown for the costs on a monthly basis.

As of August 31, 2013, net advances due from Yorktown totaled $3,618,003 in connection with the relationship between Greystone and Yorktown described in the paragraph above.  Mr. Kruger has agreed that, if necessary and as permitted under Greystone’s loan documentation, the amounts due Greystone could be offset against the amounts that Greystone owes him or Yorktown.  The offset against the net advances as reflected in the consolidated balance sheet as of August 31, 2013, is the combination of (i) the accrued interest of $875,091 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $442,180, (iii) an account payable of $794,411 for deferred compensation payable to Mr. Kruger and (iv) preferred dividends of $1,506,321 payable to Mr. Kruger.

Note 5. Notes Payable

Notes payable as of August 31, 2013 and May 31, 2013 are as follows:

	August 31,	May 31,
	2013	2013
Note payable to F&M Bank & Trust Company,
prime rate of interest but not less than 4.5%, due
March 13, 2015, monthly principal payments of
$76,561 plus interest	$4,363,968	$4,593,650

Note payable by GRE to F&M Bank & Trust
Company, prime rate of interest but not less than
4.75%, due February 15, 2016, monthly installments
$35,512, secured by buildings and land	3,299,868	3,366,108

Capitalized lease payable, due August 15, 2016,
5% interest, monthly payments of $10,625 plus
$0.50 per pallet for monthly sales in excess of 12,500	363,621	381,727

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest,
due January 15, 2015	527,716	527,716

Other notes payable	55,923	66,979
	10,677,096	11,002,180
Less: Current portion	(1,347,424)	(1,344,160)
Long-term Debt	$9,329,672	$9,658,020

The prime rate of interest as of August 31, 2013 was 3.25%.

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a Greystone director, are parties to a loan agreement (the “F&M Agreement”) dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  There are two loans outstanding under the F&M Agreement as follows:

(a)	A term loan as listed above in the amount of $4,363,968 at August 31, 2013 with GSM as the borrower and Greystone, Mr. Kruger and Mr. Rosene as guarantors.

(b)
A term loan with a balance of $3,378,000 at August 31, 2013, with Messrs. Kruger and Rosene as borrowers and a maturity date of March 15, 2014.  The loan is collateralized with 25,000 shares of Greystone’s Series 2003 Preferred Stock owned by Mr. Kruger and 25,000 shares of Greystone’s Series 2003 Preferred Stock owned by Mr. Rosene.

All indebtedness outstanding under the F&M Agreement and the loan agreement governing the loan to GRE is cross-collateralized, which means that if an event of default occurs under the F&M Agreement, F&M could foreclose on the collateral that secures the indebtedness outstanding under the loan agreement with GRE in order to satisfy the indebtedness outstanding under the F&M Agreement, and vice versa.  In addition, all of the indebtedness outstanding under the F&M Agreement and the loan agreement with GRE is cross-defaulted, which means that an event of default under the F&M Agreement is also an event of default under the loan agreement with GRE, and vice versa

The F&M Agreement contains certain financial covenants and restricts the payments of dividends. GSM’s note payable to F&M is secured by cash, accounts receivable, inventory and equipment.

As of August 31, 2013, the parties to the F&M Agreement were in compliance with the covenants under the F&M Agreement and GRE was in compliance with its covenants under the loan agreement between F&M and GRE.

Note 6. Stock Options

Effective June 1, 2012, Greystone issued stock options to purchase 2,100,000 shares of its common stock to certain of its directors, officers and employees and cancelled options to purchase 1,300,000 shares. The new options are for a ten year period and are vested at the rate of 25% per year beginning with the first anniversary of the date of the grant. The fair value of the options, $213,696 as of the issuance date, is to be expensed ratably over the vesting period of four years. Stock compensation costs were $13,356 for the three months ended August 31, 2013 and 2012, respectively.  The unexpensed cost at August 31, 2013 totaled $146,916.

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

Note 8. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 69% and 82% of Greystone’s pallet sales and 69% and 73% of Greystone’s total sales for the three months ended August 31, 2013 and 2012, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, President and CEO, Robert B. Rosene, Jr., a Greystone director, have provided financing and guarantees on Greystone’s bank debt.  As of August 31, 2013, Greystone is indebted to Mr. Kruger in the amount of $527,716 for a note payable and to Mr. Rosene in the amount of $3,686,926 for a note payable and related accrued interest.  Effective January 15, 2013, Messrs. Kruger and Rosene agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

 See Note 5 for a discussion of the cross-default and cross-collateralization provisions contained in the loan agreement dated as of March 4, 2005, as amended, with F&M.

Note 9. Commitments

As of August 31, 2013, Greystone has outstanding purchase commitments of $446,250 for the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or (“GSM”), and Plastic Pallet Production, Inc., or (“PPP”).  Greystone also consolidates its variable interest entities, Greystone Real Estate, L.L.C., or (“GRE”), and for the three months ended August 31, 2012, GLOG Investment, L.L.C., or (“GLOG”).  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2014 refer to the three month period ended August 31, 2013.  References to fiscal year 2013 refer to the three month period ended August 31, 2012.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 69% and 82% of Greystone’s pallet sales and 69% and 73% of Greystone’s total sales in fiscal years 2013 and 2012, respectively.

Personnel

Greystone had approximately 78 and 94 full-time employees as of August 31, 2013 and 2012, respectively.

Taxes

In assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized from realization of prior period NOLs.  Based on this evaluation, management provided a valuation allowance and recognized a tax benefit of $237,000 and $199,400 for fiscal years 2014 and 2013, respectively.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At August 31, 2013, Greystone had no unrecognized tax benefits.

Three Month Period Ended August 31, 2013 Compared to Three Month Period Ended August 31, 2012

Sales

Sales for fiscal year 2014 were $6,510,917 compared to $7,128,866 in fiscal year 2013 for a decrease of $617,949.  Pallet sales were $6,510,917, or 100% of total sales, in fiscal year 2014 compared to $6,410,224, or 90% of total sales, in fiscal year 2013 for an increase of $100,693. Greystone’s sales to its major customer in fiscal year 2014 were 69% of total pallet sales compared to 73% of total pallet sales in fiscal year 2013.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Sales of recycled plastic resin were $-0- in fiscal year 2014 compared to $718,642 in fiscal year 2013 for a decrease of $718,642.  Greystone has continued to curtail its sales of resin due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to resume the sale of resin as market conditions improve.

Cost of Sales

Cost of sales in fiscal year 2014 was $4,365,545, or 67% of sales, compared to $5,604,017, or 79% of sales, in fiscal year 2013.  The decrease in the ratio of cost of sales to sales from fiscal year 2014 over fiscal year 2013 is primarily due to a lower margin and a decrease in labor costs while maintaining comparable sales volume.

The ratio of cost of resin sales to resin sales was approximately 119% in fiscal year 2013.  There were no sales of resin in fiscal year 2014.

Benefit from Income Taxes

Benefit from income taxes was $237,000 and $199,400 in fiscal years 2014 and 2013, respectively. See “Taxes” in this Item 2 as to the increase in the benefit for Greystone’s NOLs.

Net Income

Greystone recorded net income of $1,584,878 in fiscal year 2014 compared to $966,767 in fiscal year 2013 for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2014 was $1,448,652, or $0.06 per share, compared to $832,005, or $0.03 per share, in fiscal year 2013 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the three month period ended August 31, 2013. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the three months ended August 31, 2013 is as follows:

Cash provided by operating activities	$1,221,495
Cash used in investing activities	(510,928)
Cash used in financing activities	(359,584)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$10,677,096	$1,347,424	$9,316,167	$13,505	$-0-

Greystone had a working capital deficit of $(1,889,435) at August 31, 2013 compared to a working capital deficit at May 31, 2013 of $(2,652,545).  Excluding preferred dividends payable, the working capital deficit at August 31, 2013 is reduced to $(62,949).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2013, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2013, which was filed on September 14, 2013.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2013, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at August 31, 2013.

During the three-month period ended August 31, 2013, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2013 and May 31, 2013, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 15, 2013	By:	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 15, 2013		/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

  The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2013 and May 31, 2013, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).