Form 10-Q
period 2013-11-30
GREYSTONE LOGISTICS, INC.
filed 2014-01-15
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☐ No☑

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 10, 2014 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2013

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	May 31,
	2013	2013
	(Unaudited)
Assets
Current Assets:
Cash	$621,997	$366,896
Accounts receivable, net of allowance of $100,000	1,554,031	2,239,594
Inventory	1,916,859	1,044,379
Prepaid expenses and other	257,241	119,198
Total Current Assets	4,350,128	3,770,067
Property, Plant and Equipment	16,395,398	15,754,959
Less: Accumulated Depreciation	(9,313,497)	(8,710,820)
Property, Plant and Equipment, net	7,081,901	7,044,139
Deferred Tax Asset	1,412,000	1,159,000
Other Assets	62,392	71,371
Total Assets	$12,906,421	$12,044,577

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,353,905	$1,344,160
Accounts payable and accrued expenses	1,672,760	1,643,339
Accounts payable and accrued expenses - related parties	1,691,284	1,551,154
Preferred dividends payable	1,809,905	1,883,959
Total Current Liabilities	6,527,854	6,422,612
Long-Term Debt, net of current portion	8,978,701	9,658,020
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,169,429	53,142,717
Accumulated deficit	(57,023,240)	(58,321,266)
Total Greystone Stockholders' Deficit	(3,851,195)	(5,175,933)
Non-controlling interests	1,251,061	1,139,878
Total Deficit	(2,600,134)	(4,036,055)
Total Liabilities and Deficit	$12,906,421	$12,044,577

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended November 30,
	2013	2012

Sales	$10,872,407	$12,187,984

Cost of Sales	8,000,696	9,779,803

Gross Profit	2,871,711	2,408,181

General, Selling and Administrative Expenses	1,141,882	1,101,083

Operating Income	1,729,829	1,307,098

Other Income (Expense):
Other income	3,600	6,500
Interest expense	(398,275)	(419,354)
Total Other Expense, net	(394,675)	(412,854)

Income Before Income Taxes	1,335,154	894,244
Benefit From Income Taxes	237,000	209,300
Net Income	1,572,154	1,103,544

Income Attributable to Variable Interest Entity	(111,183)	(104,210)

Preferred Dividends	(162,945)	(164,726)

Net Income Available to Common Stockholders	$1,298,026	$834,608

Income Available to Common Stockholders:
Per Share of Common Stock - Basic and Diluted	$0.05	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,558,600	27,241,970

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended November 30,
	2013	2012

Sales	$4,361,490	$5,059,118

Cost of Sales	3,635,151	4,175,786

Gross Profit	726,339	883,332

General, Selling and Administrative Expenses	545,569	542,444

Operating Income	180,770	340,888

Other Income (Expense):
Other income (expense)	3,600	(3,500)
Interest expense	(197,094)	(210,511)
Total Other Expense, net	(193,494)	(214,011)

Income (Loss) before Income Taxes	(12,724)	126,877
Benefit from Income Taxes	-	9,900
Net Income (Loss)	(12,724)	136,777

Income Attributable to Variable Interest Entities	(56,875)	(52,256)

Preferred Dividends	(81,027)	(81,918)

Net Income (Loss) Available to Common Stockholders	$(150,626)	$2,603

Income (Loss) Available to Common Stockholders:
Per Share of Common Stock - Basic and Diluted	$(0.01)	$-

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	26,111,201	27,447,565

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended Nobember 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,572,154	$1,103,544
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	674,473	659,013
Deferred income taxes	(253,000)	(219,300)
Stock-based compensation	26,712	26,712
Changes in receivables	483,064	152,769
Changes in inventory	(872,480)	(176,924)
Changes in prepaid expenses and other	(138,043)	(123,706)
Change in other assets	2,454	4,143
Changes in accounts payable and accrued expenses	169,551	(341,191)
Net cash provided by operating activities	1,664,885	1,085,060

Cash Flows from Investing Activities:
Purchase of property and equipment	(705,710)	(280,176)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(669,574)	(638,902)
Payments on advances from related party	(34,500)	-
Distributions by variable interest entity	-	(47,082)
Net cash used in financing activities	(704,074)	(685,984)

Net Increase in Cash	255,101	118,900
Cash, beginning of period	366,896	194,400

Cash, end of period	$621,997	$313,300

Non-Cash Activities:
Preferred dividend accrual	$162,945	$164,726
Supplemental Information:
Interest paid	181,029	219,921

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2013, and the results of its operations for the six-month and three-month periods ended November 30, 2013 and 2012, and its cash flows for the six-month periods ended November 30, 2013 and 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2013 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the six-month and three-month periods ended November 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), and its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded for the six-month periods ended November 30, 2013 and 2012 and the three-month period ended November 30, 2012, respectively, are (1) certain options to purchase common stock totaling 350,000 shares and (2) convertible preferred stock which is convertible into 3,333,334 shares of common stock. Equity instruments which have been excluded for the three-month period ended November 30, 2013 due to the loss available to common stockholders are (1) certain options to purchase common stock totaling 2,450,000 shares and (2) convertible preferred stock which is convertible into 3,333,334 shares of common stock.

The following table sets forth the computation of basic and diluted common stock to calculate earnings per share for the six-month and three-month periods ended November 30, 2013 and 2012:

	2013	2012
Six-Month Periods ended November 30, 2013 and 2012:
Numerator -
Net income available to common shareholders	$1,298,026	$834,608

Denominator -
Weighted-average shares outstanding
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	1,447,399	1,130,769
Diluted Shares	27,558,600	27,241,970

Three-Month Periods ended November 30, 2013 and 2012:
Numerator -
Net income (loss) available to common shareholders	$(150,626)	$2,603

Denominator -
Weighted-average shares outstanding
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	-	1,336,364
Diluted Shares	26,111,201	27,447,565

Note 3. Inventory

Inventory consists of the following:

	November 30,	May 31,
	2013	2013
Raw materials	$998,492	$750,819
Finished goods	918,367	293,560
Total inventory	$1,916,859	$1,044,379

Note 4. Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Warren Kruger, Greystone’s CEO and President, owns certain equipment that Greystone uses for its pallet and resin production. Prior to February 1, 2013, Greystone paid advances to Yorktown in recognition of the amounts owed pursuant to certain agreements for the purchase of raw materials on Greystone’s behalf and use of Yorktown equipment.  While the agreements for the purchase of raw materials were terminated effective January 31, 2013, Greystone continues to pay Yorktown for the use of its equipment. Payments for equipment rentals totaled $715,720 for the six-month period ended November 30, 2013. In addition, Greystone continues to pay the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation and invoice Yorktown for the costs on a monthly basis.

As of November 30, 2013, net advances due from Yorktown totaled $3,715,873 in connection with the relationship between Greystone and Yorktown described in the paragraph above.  Mr. Kruger has agreed that, if necessary and if permitted under Greystone’s loan documentation, the amounts due Greystone could be offset against the amounts that Greystone owes him or Yorktown.  The offset against the net advances as reflected in the consolidated balance sheet as of November 30, 2013 is the combination of (i) the accrued interest of $909,852 payable to Mr. Kruger, (ii) advances payable to Mr. Kruger of $407,681, (iii) an account payable of $794,411 for deferred compensation payable to Mr. Kruger and (iv) preferred dividends of $1,603,929 payable to Mr. Kruger.

Note 5. Notes Payable

Notes payable as of November 30, 2013 and May 31, 2013 are as follows:

	November 30,	May 31,
	2013	2013
Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, due March 13, 2015, monthly principal payments of $76,561 plus interest	$4,134,285	$4,593,650

Note payable by GRE to F&M Bank & Trust Company, prime rate of interest but not less than 4.75%, due February 15, 2016, monthly installments $35,512, secured by buildings and land	3,232,827	3,366,108

Capitalized lease payable, 5% interest	326,953	381,727

Note payable to Robert Rosene, 7.5% interest, due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2015	527,716	527,716

Other note payable	44,825	66,979
	10,332,606	11,002,180
Less: Current portion	(1,353,905)	(1,344,160)
Long-term debt	$8,978,701	$9,658,020

The prime rate of interest as of November 30, 2013 was 3.25%.

Loans with F&M Bank & Trust Company

Greystone, GSM, GRE, Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a Greystone director, are parties to a loan agreement (the “F&M Agreement”) dated as of March 4, 2005, as amended, with F&M Bank & Trust Company (“F&M”).  There are two loans outstanding under the F&M Agreement as follows:

(a)	A term loan as listed above in the amount of $4,134,285 at November 30, 2013 with GSM as the borrower and Greystone, Mr. Kruger and Mr. Rosene as guarantors.

(b)
A term loan with a balance of $3,356,000 at November 30, 2013, with Messrs. Kruger and Rosene as borrowers and a maturity date of March 15, 2014.  The loan is collateralized with 25,000 shares of Greystone’s Series 2003 Preferred Stock owned by Mr. Kruger and 25,000 shares of Greystone’s Series 2003 Preferred Stock owned by Mr. Rosene. This term loan is the personal liability of Messrs. Kruger and Rosene and, accordingly, is not included in the Greystone financial statements.

All indebtedness outstanding under the F&M Agreement and the loan agreement governing the loan to GRE is cross-collateralized, which means that if an event of default occurs under the F&M Agreement, F&M could foreclose on the collateral that secures the indebtedness outstanding under the loan agreement with GRE in order to satisfy the indebtedness outstanding under the F&M Agreement, and vice versa.  In addition, all of the indebtedness outstanding under the F&M Agreement and the loan agreement with GRE is cross-defaulted, which means that an event of default under the F&M Agreement is also an event of default under the loan agreement with GRE, and vice versa.

The F&M Agreement contains certain financial covenants and restricts the payments of dividends. GSM’s note payable to F&M is secured by cash, accounts receivable, inventory and equipment.

As of November 30, 2013, the parties to the F&M Agreement were in compliance with the covenants under the F&M Agreement and GRE was in compliance with its covenants under the loan agreement between F&M and GRE.

Capitalized Lease Payable

Effective January 2, 2014, Greystone paid $114,641 to buy out the capitalized lease.  The difference of $212,312 between the outstanding debt balance and the purchase amount will be applied against the asset’s carrying value.

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

Note 7. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 58% and 74% of Greystone’s pallet sales and 56% and 65% of Greystone’s total sales for the six-month periods ended November 30, 2013 and 2012, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a Greystone director, have provided financing to Greystone and guarantees on Greystone’s bank debt.  As of November 30, 2013, Greystone was indebted to Mr. Kruger in the amount of $527,716 for a note payable and to Mr. Rosene in the amount of $3,757,267 for a note payable and related accrued interest.  Effective January 15, 2013, Messrs. Kruger and Rosene agreed to a two year extension on the debt.  There is no assurance that these individuals will continue to provide extensions in the future.

 See Note 5 for a discussion of the cross-default and cross-collateralization provisions contained in the loan agreement dated as of March 4, 2005, as amended, with F&M.

Note 8. Commitments

As of November 30, 2013, Greystone has outstanding commitments of $325,000 for the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C., or (“GSM”), and Plastic Pallet Production, Inc., or (“PPP”).  Greystone also consolidates its variable interest entity, Greystone Real Estate, L.L.C., or (“GRE”).  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2014 refer to the six-month and three-month periods ended November 30, 2013, as applicable.  References to fiscal year 2013 refer to the six-month and three-month periods ended November 30, 2012, as applicable.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 58% and 74% of Greystone’s pallet sales and 56% and 65% of Greystone’s total sales for the six-month periods ended November 30, 2013 and 2012, respectively.

Personnel

Greystone had approximately 71 and 94 full-time employees as of November 30, 2013 and 2012, respectively.

Taxes

In assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized from realization of prior period NOLs.  Based on this evaluation, management provided a valuation allowance and recognized a tax benefit of $237,000 and $209,300 for the six-month periods ended November 30, 2013 and 2012, respectively, and $-0- and $9,900 for the three-month periods ended November 30, 2013 and 2012, respectively.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At November 30, 2013, Greystone had no unrecognized tax benefits.

Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012

Sales
Sales for fiscal year 2014 were $10,872,407 compared to $12,187,984 in fiscal year 2013 for a decrease of $1,315,577.  Pallet sales were $10,500,967, or 97% of total sales, in fiscal year 2014 compared to $10,653,836, or 87% of total sales, in fiscal year 2013 for a decrease of $152,869. Sales of recycled plastic resin were $371,440 in fiscal year 2014 compared to $1,534,148 in fiscal year 2013 for a decrease of $1,162,708.

Greystone’s pallet sales to its major customer in fiscal year 2014 were 58% of total pallet sales compared to 74% of total pallet sales in fiscal year 2013.  Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory which generally varies based on the customer’s seasonal business. Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Greystone has continued to curtail its sales of resin as noted by the decline from fiscal year 2013 to fiscal year 2014 primarily due unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2014 was $8,000,696, or 74% of sales, compared to $9,779,803, or 80% of sales, in fiscal year 2013.  The higher cost of sales to sales in fiscal year 2013 was principally due to the lower profit margin on resin sales.

Interest Expense
Interest expense was $398,275 in fiscal year 2014 compared to $419,354 in fiscal year 2013 for a decrease of $21,079.  This decrease is due to a net reduction of debt of approximately $1.1 million from November 30, 2012 to November 30, 2013.

Benefit from Income Taxes

Benefit from income taxes was $237,000 and $209,300 in fiscal years 2014 and 2013, respectively. See “Taxes” in this Item 2 as to the decrease in the benefit for Greystone’s NOLs.

Net Income
Greystone recorded net income of $1,572,154 in fiscal year 2014 compared to $1,103,544 in fiscal year 2013 for the reasons discussed above.

Net Income Attributable to Common Stockholders
Net income available to common stockholders for fiscal year 2014 was $1,298,026, or $0.05 per share, compared to $834,608, or $0.03 per share, in fiscal year 2013 for the reasons discussed above.

Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012

Sales
Sales for fiscal year 2014 were $4,361,490 compared to $5,059,118 in fiscal year 2013 for a decrease of $697,628.  Pallet sales were $3,990,050, or 91% of total sales, in fiscal year 2014 compared to $4,243,612, or 84% of total sales, in fiscal year 2014 for a decrease of $253,562. Sales of recycled plastic resin were $371,440 in fiscal year 2014 compared to $815,506 in fiscal year 2013 for a decrease of $444,066.

Greystone’s sales to its major customer in fiscal year 2014 were 39% of pallet sales compared to 65% of pallet sales in fiscal year 2013.  Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory which generally varies based on the customer’s seasonal business.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Greystone has continued to curtail its sales of resin due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to resume the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2014 was $3,635,151, or 83% of sales, compared to $4,175,786, or 83% of sales, in fiscal year 2013.  While the ratio of cost of sales to sales was approximately the same for fiscal years 2014 and 2013, the ratio for pallet cost of sales to pallet sales increased approximately 3% due to an increase in the percent of nestable pallets, which have a lower profit margin, to total pallet sales.  Nestable pallet sales accounted for approximately 17% of total pallet sales in fiscal year 2014 compared to 5% in fiscal year 2013.

Benefit from Income Taxes
Benefit (provision) from income taxes was $-0- and $9,900 in fiscal years 2014 and 2013, respectively. See “Taxes” in this Item 2 as to the decrease in the benefit for Greystone’s NOLs.

Net Income
Greystone recorded net income (loss) of $(12,724) in fiscal year 2014 compared to $136,777 in fiscal year 2013 for the reasons discussed above.

Net Income Attributable to Common Stockholders
Net income (loss) available to common stockholders for fiscal year 2014 was $(150,626), or $(0.01) per share, compared to $2,603, or $0.00 per share, in fiscal year 2013 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the six-month period ended November 30, 2013. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations. Greystone continues to explore various options including refinancing long-term debt and equity financing.  However, there is no guarantee that Greystone will be able to raise sufficient capital to meet these obligations.

A summary of cash flows for the six months ended November 30, 2013 is as follows:

Cash provided by operating activities	$1,664,885
Cash used in investing activities	(705,710)
Cash used in financing activities	(704,074)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$10,332,606	$1,353,905	$8,978,701	$-0-	$-0-

Greystone had a working capital deficit of $(2,177,726) at November 30, 2013.  Excluding preferred dividends payable, the working capital deficit at November 30, 2013 is reduced to $(367,821).  To provide for the funding to meet Greystone's operating activities and contractual obligations as of November 30, 2013, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2013, which was filed on September 13, 2013.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2013, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at November 30, 2013.

During the three-month period ended November 30, 2013, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2013 and May 31, 2013, (ii) the Consolidated Statements of Income (Loss) for the six and three month periods ended November 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 15, 2014	By:	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 15, 2014	By:	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2013 and May 31, 2013, (ii) the Consolidated Statements of Income (Loss) for the six and three month periods ended November 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).