Form 10-Q
period 2014-02-28
GREYSTONE LOGISTICS, INC.
filed 2014-04-14
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

_____________________________________________________________
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

Large accelerated filer ☐                                                                                                Accelerated filer☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 10, 2014 - 26,111,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended February 28, 2014

ITEM 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash	$382,824	$366,896
Accounts receivable -
Trade, net of allowance of $100,000	1,696,113	2,239,594
Related party	86,569	-
Inventory	2,879,676	1,044,379
Prepaid expenses and other	210,492	119,198
Total Current Assets	5,255,674	3,770,067
Property, Plant and Equipment	17,959,797	15,754,959
Less: Accumulated Depreciation	(8,855,444)	(8,710,820)
Property, Plant and Equipment, net	9,104,353	7,044,139
Deferred Tax Asset	1,460,000	1,159,000
Other Assets	172,547	71,371
Total Assets	$15,992,574	$12,044,577

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,956,067	$1,344,160
Accounts payable and accrued expenses	1,932,301	1,643,339
Accounts payable and accrued expenses - related party	1,762,156	1,551,154
Preferred dividends payable	24,932	1,883,959
Total Current Liabilities	7,675,456	6,422,612
Long-Term Debt, net of current portion	11,338,427	9,658,020
Deficit:
Preferred stock; $0.0001 par value; $5,000,000 liquidation preference;
Shares authorized: 20,750,000; Shares issued and outstanding: 50,000	5	5
Common stock; $0.0001 par value; Shares authorized - 5,000,000,000
Shares issued and outstanding: 26,111,201	2,611	2,611
Additional paid-in capital	53,182,785	53,142,717
Accumulated deficit	(57,236,793)	(58,321,266)
Total Greystone Stockholders' Deficit	(4,051,392)	(5,175,933)
Non-controlling interests	1,030,083	1,139,878
Total Deficit	(3,021,309)	(4,036,055)
Total Liabilities and Deficit	$15,992,574	$12,044,577

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended February 28,
	2014	2013

Sales	$15,405,169	$16,705,437

Cost of Sales	11,804,150	13,467,061

Gross Profit	3,601,019	3,238,376

General, Selling and Administrative Expenses	1,782,411	1,573,995

Operating Income	1,818,608	1,664,381

Other Income (Expense):
Other income (expense)	-	6,500
Interest expense	(634,530)	(620,022)
Total Other Expense, net	(634,530)	(613,522)

Income before income taxes	1,184,078	1,050,859
Benefit from income taxes	290,000	226,900
Net Income	1,474,078	1,277,759

Income Attributable to Variable Interest Entity	(146,523)	(149,898)

Preferred Dividends	(243,082)	(244,863)

Net Income Available to Common Stockholders	$1,084,473	$882,998

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.04	$0.03
Per Share of Common Stock - Diluted	$0.04	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	27,552,209	27,366,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended February 28,
	2014	2013

Sales	$4,532,762	$4,517,453

Cost of Sales	3,803,454	3,687,258

Gross Profit	729,308	830,195

General, Selling and Administrative Expenses	640,529	472,912

Operating Income	88,779	357,283

Other Income (Expense):
Other expense, net	(3,600)	-
Interest expense	(236,255)	(200,668)
Total Other Expense, net	(239,855)	(200,668)

Income (loss) before Income Taxes	(151,076)	156,615
Benefit from Income Taxes	53,000	17,600
Net Income (Loss)	(98,076)	174,215

Income Attributable to Variable Interest Entity	(35,340)	(45,688)

Preferred Dividends	(80,137)	(80,137)

Net Income (Loss) Available to Common Stockholders	$(213,553)	$48,390

Income (Loss) Available to Common Stockholders:
Per Share of Common Stock - Basic	$(0.01)	$0.00
Per Share of Common Stock - Diluted	$(0.01)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	26,111,201	26,111,201
Diluted	26,111,201	27,554,523

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,474,078	$1,277,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,008,959	995,749
Deferred income taxes	(301,000)	(237,400)
Stock-based compensation	40,068	40,068
Changes in receivables	543,481	629,751
Changes in related party receivables	(358,746)	(949,320)
Changes in inventory	(1,835,297)	(152,669)
Changes in prepaid expenses and other	(91,294)	(109,302)
Changes in other assets	2,785	2,484
Changes in accounts payable and accrued expenses	616,053	15,273
Net cash provided by operating activities	1,099,087	1,512,393

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,301,788)	(320,651)

Cash Flows from Financing Activities:
Proceeds from long-term debt	13,337,500	-
Payments on long-term debt and capitalized leases	(8,190,518)	(939,014)
Issuance cost of long-term debt	(110,996)	-
Payments on advances from related party	(92,000)	-
Preferred dividends paid	(3,469,039)	-
Distributions by variable interest entity	(256,318)	(65,306)
Net cash provided by (used in) financing activities	1,218,629	(1,004,320)

Net Increase in Cash	15,928	187,422
Cash, beginning of period	366,896	194,400

Cash, end of period	$382,824	$381,822

Non-Cash Activities:
Acquisition of equipment in exchange for
net related party receivable	$1,087,302	$-
Reduction in carrying value of equipment resulting
from capital lease termination	212,312	-
Preferred dividend accrual	24,932	244,863
Supplemental Information:
Interest paid	$322,631	$329,737

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.                 Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2014, and the results of its operations for the nine-month and three-month periods ended February 28, 2014 and 2013, and its cash flows for the nine-month periods ended February 28, 2014 and 2013.  These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended May 31, 2013 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the nine-month and three-month periods ended February 28, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc., and its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  Equity instruments which have been excluded for the nine-month periods ended February 28, 2014 and 2013 and the three-month period ended February 28, 2013, respectively, are (1) certain options to purchase common stock totaling 350,000 shares and (2) convertible preferred stock which is convertible into 3,333,334 shares of common stock. Equity instruments which have been excluded for the three-month period ended February 28, 2014 due to the loss available to common stockholders are (1) certain options to purchase common stock totaling 2,450,000 shares and (2) convertible preferred stock which is convertible into 3,333,334 shares of common stock.

The following table sets forth the computation of basic and diluted common stock to calculate earnings per share for the nine-month and three-month periods ended February 28, 2014 and 2013:

	2014	2013
Nine-Month Periods ended February 28, 2014 and 2013:
Numerator -
Net income available to common stockholders	$1,084,473	$882,998

Denominator -
Weighted-average shares outstanding
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	1,441,008	1,254,799
Diluted Shares	27,552,209	27,366,000

Three-Month Periods ended February 28, 2014 and 2013:
Numerator -
Net income (loss) available to common stockholders	$(213,553)	$48,390

Denominator -
Weighted-average shares outstanding
Basic	26,111,201	26,111,201
Incremental shares from assumed conversion of options	-	1,443,322
Diluted Shares	26,111,201	27,554,523

Note 3.              Inventory

Inventory consists of the following:

	February 28,	May 31,
	2014	2013
Raw materials	$988,416	$750,819
Finished goods	1,891,260	293,560
Total inventory	$2,879,676	$1,044,379

Note 4.              Related Party Transactions

Acquisition of Equipment
On and effective January 31, 2014, Greystone, GSM, Warren Kruger, Greystone’s President and CEO, and Yorktown Management & Financial Services, LLC (“Yorktown”), entered into a Bill of Sale and Assignment (the “Bill of Sale”) providing for the acquisition of an injection molding machine, a lift crane and several injection molds by GSM from Yorktown for $2,400,000.  Immediately prior to the acquisition, Yorktown owed GSM $3,750,085 and Greystone owed Mr. Kruger $2,662,782. The Bill of Sale provided for the offset of GSM’s receivable and Greystone’s payable, on a dollar-for-dollar basis, leaving a balance of $1,087,302 owed by Yorktown.  The purchase price of $2,400,000 was offset by the balance of $1,087,303 owed by Yorktown resulting in a cash payment to Yorktown of $1,312,697.

Greystone made payments to Yorktown for use of this equipment through the date of acquisition. During the nine-month period ended February 28, 2014, such fees totaled $84,983.

Continuing Transactions with Yorktown
Yorktown owns certain equipment for grinding and pelletizing raw material that Greystone uses for its pallet and resin production. Rental payments for this equipment totaled $1,072,500 for the nine-month period ended February 28, 2014. In addition, Greystone continues to pay the labor and certain other costs on behalf of Yorktown’s Tulsa, Oklahoma grinding operation and invoice Yorktown for the costs on a monthly basis.

Other Related Party Transactions
Greystone paid a fee of $65,000 to Robert B. Rosene, Jr., a member of Greystone’s board of directors, for his services in connection with assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee.

Note 5.              Notes Payable

Notes payable as of February 28, 2014 and May 31, 2013 are as follows:

	February 28,	May 31,
	2014	2013
Term note payable to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $171,760, maturing January 31, 2019	$9,060,440	$-

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4%, due January 31, 2016	725,000	-

Mortgage note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,115, due January 31, 2019	3,398,228	-

Note payable to The F&M Bank & Trust Company, prime rate of interest but not less than 4.5%, paid February 3, 2014	-	4,593,650

Note payable by GRE to The F&M Bank & Trust Company, prime rate of interest but not less than 4.75%, paid February 3, 2014	-	3,366,108

Capitalized lease payable, 5% interest	-	381,727

Note payable to Robert Rosene, 7.5% interest, due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest	-	527,716

Other note payable	44,826	66,979
	15,294,494	11,002,180
Less: Current portion	(3,956,067)	(1,344,160)
Long-term debt	$11,338,427	$9,658,020

The prime rate of interest as of February 28, 2014 was 3.25%.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”).  The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”).  The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000.

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2016.  The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis.   Any principal on the Revolving Loan that is prepaid by the Borrowers may be reborrowed by the Borrowers. The proceeds from the Revolving Loan will be used for general working capital purposes.

The Term Loan bears interest at 4.5% per annum and matures January 31, 2019.  The Borrowers are required to make equal payments of principal and interest in an amount sufficient to amortize the principal balance of the Term Loan over five years. The proceeds from the Term Loan were primarily used to repay the Borrowers’ obligations to The F&M Bank & Trust Company in the amount of $3,992,093, to pay accrued preferred dividends of $3,469,039 and to pay $1,312,697 to Yorktown for the acquisition of equipment.

The IBC Loan Agreement required the Borrowers to pay a fee in the amount of $100,000 to IBC on January 31, 2014.

The IBC Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 and a funded debt to EBIDA ratio not exceeding 3:00 to 1:00, (ii) subject to certain exceptions, limiting the Borrowers’ combined capital expenditures on fixed assets to $1,000,000 per year, (iii) prohibiting Greystone, without IBC’s prior written consent, from declaring or paying any dividends, redemptions of stock or membership interests, distributions and withdrawals (as applicable) in respect of its capital stock or any other equity interest, other than (A) a one-time payment of accrued preferred dividends to holders of its preferred stock in an amount not to exceed $3,470,000 within 10 days of the date of the IBC Loan Agreement, and (B) additional payments to holders of its preferred stock in an amount not to exceed $500,000 in any fiscal year, (iv) subject to certain exceptions, prohibiting the incurrence of additional indebtedness by the Borrowers, and (v) requiring the Borrowers to prevent (A) any change in capital ownership such that there is a material change in the direct or indirect ownership of (1) Greystone’s outstanding preferred stock, and (2) any equity interest in GSM, or (B) Warren Kruger from ceasing to be actively involved in the management of Greystone as President and/or Chief Executive Officer.  The foregoing list of covenants is not exhaustive and there are several other covenants contained in the IBC Loan Agreement.

The IBC Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Loan Agreement or the related loan documents.  Among other things, a default under the IBC Loan Agreement would permit IBC to cease lending funds under the IBC Loan Agreement, and require immediate repayment of any outstanding loans with interest and any unpaid accrued fees.

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers.  In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”).  GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone.  Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”).  The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed in the following paragraph.

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500.  The loan provides for a 4.5% interest rate and a maturity of January 31, 2019.  The proceeds of the loan were used to pay $3,197,682 to pay the outstanding obligation with The F&M Bank & Trust Company.

Capitalized Lease Payable

Effective January 2, 2014, Greystone paid $114,641 to terminate its capitalized lease and purchase the underlying equipment.  There was a difference of $212,312 between the outstanding balance of the capital lease obligation and the buyout payment which was recorded as a reduction in the asset’s carrying value.

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

Note 7.              Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 50% and 67% of Greystone’s pallet sales and 47% and 59% of Greystone’s total sales for the nine-month periods ended February 28, 2014 and 2013, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a Greystone director, have provided financing to Greystone and guarantees on Greystone’s bank debt.  As of February 28, 2014, Greystone was indebted to Mr. Rosene in the amount of $3,828,156 for a note payable and related accrued interest.   There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Note 8.              Commitments

As of February 28, 2014, Greystone has outstanding commitments of $252,000 for the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated financial statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc.  Greystone also consolidates its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2014 refer to the nine-month and three-month periods ended February 28, 2014, as applicable.  References to fiscal year 2013 refer to the nine-month and three-month periods ended February 28, 2013, as applicable.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 50% and 67% of Greystone’s pallet sales and 47% and 59% of Greystone’s total sales for the nine-month periods ended February 28, 2014 and 2013, respectively.

Personnel

Greystone had approximately 81 and 94 full-time employees as of February 28, 2014 and 2013, respectively.

Taxes

In assessing the reliability of recognizing estimated tax benefits from utilization of NOLs, management considers the likelihood of whether it is more likely than not the tax benefit will be realized from realization of prior period NOLs.  Based on this evaluation, management previously provided a valuation allowance for the prior period NOLs and recognized a tax benefit from the reduction of the allowance of $290,000 and $226,900 for the nine-month periods ended February 28, 2014 and 2013, respectively, and $53,000 and $17,600 for the three-month periods ended February 28, 2014 and 2013, respectively.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. At February 28, 2014, Greystone had no unrecognized tax benefits.

Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013

Sales
Sales for fiscal year 2014 were $15,405,169 compared to $16,705,437 in fiscal year 2013 for a decrease of $1,300,268.  Pallet sales were $14,536,499, or 94% of total sales, in fiscal year 2014 compared to $14,609,391, or 87% of total sales, in fiscal year 2013 for a decrease of $72,892. Sales of recycled plastic resin were $868,670 in fiscal year 2014 compared to $2,096,046 in fiscal year 2013 for a decrease of $1,227,376.

Greystone’s pallet sales to its major customer in fiscal year 2014 were 50% of pallet sales compared to 67% of total pallet sales in fiscal year 2013.  Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory which generally varies based on the customer’s seasonal business. Greystone cannot predict the customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Greystone has continued to curtail its sales of resin as noted by the decline from fiscal year 2013 to fiscal year 2014 primarily due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to place more emphasis on the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2014 was $11,804,150, or 77% of sales, compared to $13,467,061, or 81% of sales, in fiscal year 2013.  The higher ratio of cost of sales to total sales in fiscal year 2013 was principally due to the lower profit margin on resin sales.

The ratio of cost of resin sales to resin sales was approximately 100% and 112% in fiscal years 2014 and 2013, respectively.  The lower ratio in fiscal year 2014 is attributable to improved market conditions for the sale of resin.

General, Selling and Administrative Expenses
General, selling and administrative expenses were $1,782,411 in fiscal year 2014 and $1,573,995 in fiscal year 2013 for an increase of $208,416.  The increase in general, selling and administrative expenses in fiscal year 2014 is primarily attributable to (1) a fee of $65,000 paid to Robert B. Rosene, Jr., a member of Greystone’s board of directors, for his services in connection with assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee and (2) costs incurred in connection with a proposal for Greystone to effect a reverse stock split, which proposal was subsequently withdrawn.

Benefit from Income Taxes

Benefit from income taxes was $290,000 and $226,900 in fiscal years 2014 and 2013, respectively. See “Taxes” in this Item 2 for a discussion of the benefits recognized from Greystone’s NOLs.

Net Income
Greystone recorded net income of $1,474,078 in fiscal year 2014 compared to $1,277,759 in fiscal year 2013 for the reasons discussed above.

Net Income Attributable to Common Stockholders
Net income available to common stockholders for fiscal year 2014 was $1,084,473, or $0.04 per share, compared to $882,998, or $0.03 per share, in fiscal year 2013 for the reasons discussed above.

Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013

Sales
Sales for fiscal year 2014 were $4,532,762 compared to $4,517,453 in fiscal year 2013 for an increase of $15,309.  Pallet sales were $4,035,532, or 89% of total sales, in fiscal year 2014 compared to $3,955,555, or 88% of total sales, in fiscal year 2013 for an increase of $79,977. Sales of recycled plastic resin were $497,230 in fiscal year 2014 compared to $561,898 in fiscal year 2013 for a decrease of $64,668.

       Greystone’s sales to its major customer in fiscal year 2014 were 30% of pallet sales compared to 50% of pallet sales in fiscal year 2013.  Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory which generally varies based on the customer’s seasonal business.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Greystone has continued to curtail its sales of resin due to unfavorable margins with respect to the cost of material compared to the resale pricing values.  Greystone intends to resume the sale of resin as market conditions improve.

Cost of Sales
Cost of sales in fiscal year 2014 was $3,803,454, or 84% of sales, compared to $3,687,258, or 82% of sales, in fiscal year 2013.  While the ratio of cost of sales to sales was similar for fiscal years 2014 and 2013, the ratio for pallet cost of sales to pallet sales increased from 76% in fiscal year 2013 to 84% in fiscal year 2014, which is an increase of 8%.  The increase in such ratio for fiscal year 2014 was due primarily to (1) an increase in the percent of lower-margin nestable pallet sales to total pallet sales - approximately 18% in fiscal year 2014 compared to 15% in fiscal year 2013 and (2) an accrual of approximately $81,000 to correct an issue with respect to certain pallets sold to a new customer.

The ratio of cost of resin sales to resin sales was approximately 85% and 124% in fiscal year 2014 and fiscal year 2013, respectively.  The lower ratio in fiscal year 2014 is attributable to improved market conditions for the sale of resin.

General, Selling and Administrative Expenses
General, selling and administrative expenses were $640,529 in fiscal year 2014 and $472,912 in fiscal year 2013 for an increase of $167,617.  The increase in general, selling and administrative expenses in fiscal year 2014 is primarily attributable to (1) a fee of $65,000 paid to Robert B. Rosene, Jr., a member of Greystone’s board of directors, for his services in connection with assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee and (2) costs incurred in connection with a proposal for Greystone to effect a reverse stock split, which proposal was subsequently withdrawn.

Benefit from Income Taxes
Benefit from income taxes was $53,000 and $17,600 in fiscal years 2014 and 2013, respectively. See “Taxes” in this Item 2 for a discussion of the benefits recognized from Greystone’s NOLs.

Net Income (Loss)
Greystone recorded net income (loss) of $(98,076) in fiscal year 2014 compared to $174,215 in fiscal year 2013 for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders
Net income (loss) available to common stockholders for fiscal year 2014 was $(213,553), or $(0.01) per share, compared to $48,390, or $0.00 per share, in fiscal year 2013 for the reasons discussed above.

Liquidity and Capital Resources

Greystone’s operations have provided positive cash flows for each of the years beginning in fiscal year 2007 through the nine-month period ended February 28, 2014. While these positive cash flows have been beneficial to Greystone’s ability to finance its operations, Greystone will require additional cash to achieve continued growth and to meet Greystone's contractual obligations

A summary of cash flows for the nine months ended February 28, 2014 is as follows:

Cash used in operating activities	$1,099,087

Cash used in investing activities	(2,301,788)

Cash provided by financing activities	1,218,629

The cash provided by financing activities was due to a refinancing of Greystone’s bank debt which provided the funds to finance a $1.8 million increase in inventory and a $3.4 million decrease in preferred dividend payable.

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$15,294,494	$3,956,067	$4,676,246	$4,157,407	$2,504,774

Greystone had a working capital deficit of $(2,419,782) at February 28, 2014.  Excluding a note payable and accrued interest to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone would show working capital at February 28, 2014 to $1,408,374.  To provide for the funding to meet Greystone's operating activities and contractual obligations as of February 28, 2014, Greystone will have to continue to produce positive operating results or, if necessary, explore various financing options.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Loan Agreement, as discussed in Note 5 to the consolidated financial statements, Greystone may pay dividends on its preferred in amounts not to exceed $500,000 per year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2013, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at February 28, 2014.

During the three-month period ended February 28, 2014, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

Item 5.   Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1
Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.2
Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.3
Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.4
Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2014 and May 31, 2013, (ii) the Consolidated Statements of Income (Loss) for the nine and three month periods ended February 28, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.

Date: April 14, 2014	By:	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2014	By:	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1
Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.2
Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.3
Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.4
Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2014 and May 31, 2013, (ii) the Consolidated Statements of Income (Loss) for the nine and three months ended February 28, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).