Form 10-K
period 2014-05-31
GREYSTONE LOGISTICS, INC.
filed 2014-08-29
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                              Accelerated filer ☐
Non-accelerated filer ☐                                                                Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐   No ☒

As of November 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $6,377,390 ($0.39 per share).

As of August 26, 2014, the issuer had outstanding a total of 26,461,201 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREYSTONE LOGISTICS, INC.
FORM 10-K

PART I.

Item 1.    Business.

Organization

Greystone Logistics, Inc. ("Greystone" or the "Company") was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation.  It changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, to PalWeb Corporation in April 1999 and became Greystone Logistics, Inc. in March 2005, as further described below.   In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation ("PPP"), and since that time, Greystone has primarily been engaged in the business of manufacturing and selling plastic pallets.

Effective September 8, 2003, Greystone acquired substantially all of the assets of Greystone Plastics, Inc., an Iowa corporation, through the purchase of such assets by Greystone's newly formed, wholly-owned subsidiary, Greystone Manufacturing, L.L.C., an Oklahoma limited liability company ("GSM").  Greystone Plastics, Inc. was a manufacturer of plastic pallets used in the beverage industry.

Effective March 18, 2005, Greystone caused its newly formed, wholly owned subsidiary, Greystone Logistics, Inc., an Oklahoma corporation, to be merged with and into Greystone.  In connection with such merger and as of the effective time of the merger, Greystone amended its certificate of incorporation by changing its name from PalWeb Corporation to Greystone Logistics, Inc., pursuant to the terms of the certificate of ownership and merger filed by Greystone with the Secretary of State of Oklahoma.

Current Business

Products

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  Greystone sells its pallets through direct sales and a network of independent contractor distributors.  Greystone also sells its pallets and pallet leasing services to certain large customers direct through its President and other employees. As of May 31, 2014, Greystone had an aggregate in-house production capacity of approximately 70,000 pallets per month for its medium and heavy-duty pallets and 20,000 for its lightweight nestable pallets.

GSM's product line as of May 31, 2014 consists of the following:

●	37” X 32” rackable pallet,

●	40” X 32” rackable pallet,

●	37” X 37” rackable pallet,

●	44” X 56” can pallet,

●	48” X 48” rackable pallet,

●	48” X 40” rackable pallet,

●	48” X 44” rackable pallet,

●	48” X 40” nestable pallet,

●	24”X 40” display pallet,

●	48”X 40” monoblock (one-piece) pallet,

●	48”X 45” monoblock stackable pallet,

●	Keg pallet, and

●	36”X36” rackable pallet.

As of May 31, 2014, GSM was also marketing the following pallets:

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

Other Business

In January 2010, Greystone started actively processing recycled plastic into pellet form. Greystone markets this pelletized resin in bulk quantities but also uses the material in the manufacturing of its pallets. Until February 1, 2013, Greystone operated under an agreement with Yorktown Management & Financial Services, L.L.C. (“Yorktown”), an entity owned by Warren Kruger, Greystone’s President and CEO, whereby Greystone incurred the cost of processing raw material into pelletized resin from recycled plastic utilizing pelletizing equipment owned by Yorktown, and Yorktown provided the raw material at cost.  Under this arrangement, Greystone paid 40% of the gross profit, defined as revenue less cost of material and selling commissions, to Yorktown.  Effective February 1, 2013, this participation arrangement was terminated whereby Yorktown discontinued its participation. Greystone continues to use Yorktown’s pelletizing equipment at a cost of $21,667 per month or approximately $0.02 per pound.

Profit margins which may be realized from the sale of pelletized resin are dependent on market conditions which impact the price for which the finished product can be sold and the cost of the raw material.  Greystone’s emphasis on resale of the pelletized resin is dependent its ability to realize reasonable profit margins.

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

Estimates of wood pallet manufacturing industry capacity utilization was at less than 60% in 2000 (Source: Sardo Laboratory).  According to the 2007 Economic Census, wood pallet and container manufacturers are rather small, totaling just 2,638 companies with a total of 58,467 employees.  Only 65 of these companies reported more than 100 employees and more than 2,000 of these companies reported less than 20 employees.  A typical company in this sector has only one establishment.  Capital investment in the industry was estimated in 2007 at $238.5 billion.  Recent U.S. Census Bureau statistics also reports the value of shipments has increased almost 45% over the period from 2000 – 2008, or at an annual growth of 5%.

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

Greystone’s management believes that the trend will continue to switch from wood to plastic, with the only limiting factor being price. Greystone intends to continue to conduct research on pallet design strength and coefficient of friction and the materials used to make the plastic pallets as required to meet market demands and improve its existing products.

Employees

As of May 31, 2014, Greystone had 81 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone also sells its pallets and pallet leasing services to certain large customers direct through contract distributors, its President and other employees.

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 56% and 63% of total sales in fiscal years 2014 and 2013, respectively. The design of Greystone’s recycled plastic pallets are approved for use by the brewery and are the only plastic pallets in use for case goods at the current time There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Greystone leases approximately 3 acres of land in Bettendorf, Iowa and two buildings with a total of 120,000 square feet of manufacturing and warehouse space.  The property is leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone.  The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and re-pelletizing recycled plastic.

Item 3.      Legal Proceedings.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone's common stock is traded on the OTCQB under the symbol "GLGI."   The following table sets forth the range of high and low per share bid quotations for Greystone's common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2012	$0.36	$0.08
Nov. 30, 2012	0.37	0.20
Feb. 28, 2013	0.54	0.22
May 31, 2013	0.66	0.28
Aug. 31, 2013	0.45	0.29
Nov. 30, 2013	0.41	0.30
Feb. 28, 2014	0.40	0.31
May 31, 2014	0.55	0.36

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 16, 2014, Greystone had approximately 263 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future.  The loan agreement dated January 31, 2014 (the “IBC Loan Agreement”), among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends in respect of its common stock without IBC’s prior written consent.  See Note 5 to the consolidated financial statements for additional information.  In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock.  See Note 8 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

During fiscal year 2014, Greystone paid accrued dividends on its 2003 preferred stock in the amount of $3,548,286.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone's plans, expectations and objectives for future operations.  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, among others, such things as:

●           expansion and growth of Greystone's business and operations;
●           future financial performance;
●           future acquisitions and developments;
●           potential sales of products;
●           future financing activities; and
●           business strategy.

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

Greystone currently faces competition from many companies that produce wooden pallets at prices that are substantially lower than the prices Greystone and other companies that manufacture plastic pallets charge for their plastic pallets.  It is anticipated that the plastic pallet industry will be subject to intense competition and rapid technological change.  Greystone could potentially face additional competition from recycling and plastics companies, many of which have substantially greater financial and other resources than Greystone and, therefore, are able to spend more than Greystone in areas such as product development, manufacturing and marketing.  Competitors may develop products that render Greystone's products or proposed products uneconomical or result in products being commercialized that may be superior to Greystone's products.  In addition, alternatives to plastic pallets could be developed, which would have a material adverse effect on Greystone.

Greystone is dependent on one large customer.

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers.  A single customer currently accounts for approximately 56% of its total sales in fiscal year 2014 (63% in fiscal year 2013).  There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 39% of Greystone's outstanding common stock and have approximately 47% of the voting power.  Therefore, Greystone's executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, two of Greystone's directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone's outstanding 2003 preferred stock, with each owning 50%.  The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

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

Greystone does not expect to declare or pay any dividends on its common stock in the foreseeable future.

Greystone has not declared or paid any dividends on its common stock.  Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.   However, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce and the terms and conditions of Greystone's 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders.  Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone's common stock.  In addition, Greystone is authorized to issue, without shareholder approval, over 4,971,500,000 additional shares of its common stock and securities convertible into common stock.

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), and one variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.  In addition, GSM recycles plastics by grinding, pelletizing and selling the recycled resin.

As of May 31, 2014, Greystone had 81 full-time employees and used temporary personnel as needed.  Greystone's in-house production capacity for its medium and heavy-duty pallets is about 70,000 plastic pallets per month, or 840,000 per year and about 20,000 per month, or 240,000 per year, for its lightweight nestable pallets.  Production levels have generally been governed by sales and will increase as sales dictate.

Prior to fiscal year 2008, Greystone incurred significant losses from operations. With the exception of fiscal year 2011, Greystone has produced positive net income and cash flows from operations beginning with fiscal year 2008. For fiscal year 2011, Greystone had positive income from operations and cash flows from operations but incurred a net loss after deductions for interest expense.  At May 31, 2014, Greystone remains highly leveraged and there is no assurance that Greystone will continue to achieve operating profitability.  See "Liquidity and Capital Resources" under this Item 7.

In prior years, a valuation allowance was established to offset the amount of any tax benefit available for each period presented in the consolidated statement of operations. Based on management’s expectation for fiscal year 2014 and beyond, management has determined that the estimated tax benefits from utilization of net operating loss carryforwards will be fully utilized and accordingly, the valuation allowance was eliminated in fiscal year 2014.  However, management will continue to evaluate the extent that the valuation allowance is needed.  Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

Sales
Sales were $23,449,936 for fiscal year 2014 compared to $24,085,184 for fiscal year 2013 for a decrease of $635,248.  Pallet sales were $22,086,768 in fiscal year 2014 compared to $21,766,939 in fiscal year 2013 for an increase of $319,829 while sales of pelletized-recycled plastic decreased $955,077 from $2,318,245 in fiscal year 2013 to $1,363,168 in fiscal year 2014. The decline in sales of pelletized-recycled plastic is attributable to market conditions that have prevented Greystone from realizing an acceptable profit margin in the relationship of sales to the cost of purchasing and pelletizing raw materials.

Pallet sales to Greystone’s major customer were approximately 56% of total sales in fiscal year 2014 compared to 63% in fiscal year 2013.

Cost of Sales
Cost of sales was $18,107,627 (77% of sales) and $18,828,452 (78% of sales) in fiscal years 2014 and 2013, respectively. The ratio of cost of pallet sales to pallet sales in fiscal year 2014 remained comparable to the fiscal year 2013 at 75%.  The cost of sales for pelletized-recycled plastic resin was approximately 110% of resin sales for fiscal year 2014 compared to approximately 116% of resin sales for fiscal year 2013.

Prior to February 1, 2013, Greystone provided the labor and overhead to operate the pelletizing of resin and Yorktown provided the equipment. Yorktown received 40% of the gross profit before labor and overhead. Yorktown received $80,000 in fiscal year 2013 for its share of gross profits.  Effective February 1, 2013, the arrangement whereby Yorktown received 40% of gross profit was terminated. Currently, Yorktown owns the pelletizing equipment and rents it to Greystone for $21,667 per month or approximately $0.02 per pound.

General, Selling and Administrative Expenses
General, selling and administrative expense was $2,409,115 for fiscal year 2014 compared to $2,189,125 for fiscal year 2013 for an increase of $219,990 or approximately 10%.  The increase in fiscal year 2014 over fiscal year 2013 is primarily due to a fee of $65,000 paid to Robert B. Rosene, Jr., a Greystone board member, for his services in assisting Greystone in procuring its loans from IBC (including his personal guarantee on the loans) and legal and other costs incurred with respect to a proposal by Greystone to effect a reverse split, which proposal was subsequently withdrawn.

Interest Expense
Interest expense was $846,568 in fiscal year 2014 compared to $828,897 in fiscal year 2013 for an increase of $17,671. During fiscal year 2014, Greystone received a term loan from IBC in the amount of $9,200,000 using the proceeds among other things to retire its debt with F&M Bank & Trust Company and to pay accrued preferred dividends.  The effect of this transaction was to increase Greystone’s debt by approximately $5.2 million. However, this increase in debt is not expected to have a significant impact on interest expense subsequent fiscal years due to (1) the continuing decline of the outstanding term debt with IBC and (2) a decrease in fiscal year 2014 of interest-bearing debt of approximately $1,350,000 at 7.5% to an officer and director.

Benefit from Income Taxes
       Benefit from income taxes was $1,040,000 in fiscal year 2014 compared to $548,000 in fiscal year 2013 for an increase of $472,000. The increase in the tax benefit for fiscal year 2014 over 2013 is primarily due to the net change in the deferred tax asset, which is the result in the reduction of the valuation allowance as discussed herein under the caption “General.”

Net Income
               Net income was $3,131,626 in fiscal year 2014 compared to $2,793,210 in fiscal year 2013 for an increase of $338,416 for the reasons discussed above.

Net Income Attributable to Common Stockholders
After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $2,606,063, or $0.10 per share, in fiscal year 2014 compared to $2,264,877, or $0.09 per share, in fiscal year 2013 for the reasons discussed above.

Liquidity and Capital Resources

General

 A summary of Greystone’s cash flows for the year ended May 31, 2014 is as follows:

Cash provided by operating activities	$2,161,185
Cash used in investing activities	(2,246,101)
Cash provided by financing activities	379,283

Long-term debt obligations of Greystone as of May 31, 2014 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$14,504,121	$3,979,376	$4,381,860	$6,142,885	$—

Greystone had a working capital deficit of $(930,903) at May 31, 2014. Current liabilities at May 31, 2014 include accrued interest and the current portion of debt totaling $3,901,999 which are owed to Robert B. Rosene, Jr., a member of Greystone’s board of directors.  The exclusion of this debt to Mr. Rosene results in working capital of $2,971,096.

Greystone’s long-term debt obligations include a term note with International Bank of Commerce which mature on January 31, 2019 and a note payable and accrued interest payable to Mr. Rosene maturing on January 15, 2015.  To provide for the funding to meet Greystone's operating activities and contractual obligations as of May 31, 2014, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2014 has been provided by loans or through bank loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005.  Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%.  Greystone paid the accumulated dividends to its preferred stockholders during fiscal year 2014 and plans to continue to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise.  Further, Greystone cannot make dividend payments to its common stockholders without prior approval by IBC pursuant to the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce.”

Transactions with Warren Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets.  Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material which Greystone may purchase at market prices.  Greystone compensates Yorktown for the use of equipment as discussed below.  In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,000.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of May 31, 2014, Mr. Kruger and Yorktown owe Greystone $219,505 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Acquisition of raw material and resin sales. For the period from June 1, 2012 through January 31, 2013, Greystone had the following arrangements with Yorktown which were terminated effective January 31, 2013:

Greystone purchased its raw materials through Yorktown for which Yorktown invoiced Greystone for the actual cost of the materials plus a grinding fee of $0.04 per pound. During the period from June 1, 2012 through January 31, 2013, GSM’s raw material purchases and grinding fees from Yorktown totaled approximately $3,623,000 pursuant to this arrangement.

Yorktown and GSM had an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchased the raw material and provided the pelletizing equipment and GSM supplied the labor and operating overhead.  Upon shipment to customers, Yorktown invoiced GSM for the cost of the raw material. GSM invoiced customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal year 2013 was approximately $80,000.

Effective February 1, 2013, GSM commenced purchasing raw materials direct from unrelated third parties and the processing of pelletized material for resale was undertaken solely by GSM.  Further, effective February 1, 2013, GSM commenced paying a weekly grinding equipment rental fee to Yorktown of $22,500 plus a rental fee of $0.02 per pound for the use of Yorktown’s pelletizing equipment. Subsequently, the grinding fee was converted to a weekly fee of $5,000. GSM paid Yorktown total rental fees of approximately $1,430,000 and $465,667 in fiscal years 2014 and 2013 respectively.

Acquisition of equipment. On and effective January 31, 2014, Greystone, GSM, Warren Kruger, Greystone’s President and CEO, and Yorktown entered into a Bill of Sale and Assignment (the “Bill of Sale”) providing for the acquisition of an injection molding machine, a lift crane and several injection molds by GSM from Yorktown for $2,400,000.  Immediately prior to the acquisition, Yorktown owed GSM $3,750,085 and Greystone owed Mr. Kruger $2,662,782. The Bill of Sale provided for the offset of GSM’s receivable and Greystone’s payable, on a dollar-for-dollar basis, leaving a balance of $1,087,302 owed by Yorktown.  The purchase price of $2,400,000 was offset by the balance of $1,087,303 owed by Yorktown resulting in a cash payment to Yorktown of $1,312,697. Greystone made payments to Yorktown for use of this equipment in fiscal year 2013 and fiscal year 2014 through the date of acquisition. Such payments totaled $84,983 and $132,200 in fiscal years 2014 and 2013, respectively.

Other transactions. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2015. As discussed above effective January 31, 2014, Mr. Kruger applied this note and advances and accrued interest of $1,318,295 as an offset against certain balances which Yorktown owed to Greystone. Through January 31, 2014, Greystone accrued interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year which totaled $93,729 and $140,487 fiscal years 2014 and 2013, respectively.

 Loans from International Bank of Commerce (“IBC”)

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

The Term Loan bears interest at 4.5% per annum and matures January 31, 2019.  The Borrowers are required to make equal payments of principal and interest in an amount sufficient to amortize the principal balance of the Term Loan over five years. The proceeds from the Term Loan were primarily used to repay the Borrowers’ obligations to The F&M Bank & Trust Company in the amount of $3,992,083, to pay accrued preferred dividends of $3,469,040 and to pay $1,312,697 to Yorktown for the acquisition of equipment.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into an agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2015.  Greystone has accrued interest on the loans in the amounts of $284,845 and $265,440 in fiscal years 2014 and 2013, respectively. Accrued interest due to Mr. Rosene at May 31, 2014 is $1,835,999.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-16 inclusive, found at the end of this report.

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

As of May 31, 2014, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2014 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2014.  In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During this evaluation, Greystone’s CEO and CFO identified two material weaknesses.  As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2014.  The material weaknesses are as follows:

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2014
Larry LeBarre	Director	2014
Robert B. Rosene, Jr.	Director	2014
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 58 years old.  Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors.  Mr. Kruger is the non-executive chairman of the board of directors of Trienda Holdings, LLC.  Trienda Holdings manufactures plastic pallets utilizing a thermoform process.  Because of the different qualities between the pallets manufactured by Greystone and Trienda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University.  Mr. Kruger has over thirty years of experience in the financial services industry.  In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company).  He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.  Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 58, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy.  Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business.  Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources.  Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments. Mr. LeBarre became a director of Greystone effective May 5, 2012.

Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s board of directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 60, is Chairman of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998.  Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states.  Mr. Rosene has served as a director of publicly traded Sooner Holdings, Inc. since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s board of directors.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 73, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013.  Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Interim Chief Financial Officer.  Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas.   Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2014, Greystone had not established an audit committee and the entire Board of Directors essentially serves as Greystone's audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2014, to Greystone's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2014 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Reports Not Reported on a Timely Basis	Number of Reports Not Filed
Warren F. Kruger	2	2	0
Larry J. LeBarre	1	2	0

  Item 11.   Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2014 and 2013:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards(1)	Nonqualified Deferred Compensation Earnings(2)	Total

Warren F. Kruger, President and Chief Executive Officer	2014 2013	$240,000 $240,000	$32,000 $29,000	$ - $50,880	$ - $ -	$272,000 $319,880
William W. Rahhal, Chief Financial Officer	2014 2013	$79,808 $65,000	$14,500 $10,000	$ - $25,440	$ - $ -	$ 94,308 $100,440
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

 The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2014:

Outstanding Equity Awards at Fiscal Year End

Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Warren F. Kruger, President and Chief Executive Officer	125,000	375,000(a)	$0.12	5/31/2022
William W. Rahhal, Chief Financial Officer	62,500	187,500(a)	$0.12	5/31/2022
Larry LeBarre, Member of Board of Directors	50,000	150,000(a)	$0.12	5/31/2022
Robert B. Rosene, Jr., Member of Board of Directors	87,500	262,500(a)	$0.12	5/31/2022

The options become exercisable at an annual rate of 25% of the original grant of shares from June 1, 2014 through June 1, 2016.

Directors’ Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert B. Rosene, Jr.	$ -	$ -	$ -	$ -	$ -	$ 65,000	$65,000

     Greystone does not normally pay cash compensation to the members of its Board of Directors for their service on the Board.  However, as discussed under the caption “Other Transactions” in Item 13, Greystone paid Mr. Rosene a fee of $65,000 in the year ended May 31, 2014 in connection with his efforts for Greystone to obtain financing from IBC, including his corresponding guaranty thereof.  From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone's Board of Directors.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2014, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone's directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone.  The following table provides certain information relating to such stock option plan during the year ended May 31, 2014:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,100,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	2,100,000	$0.12	-0-

Security Ownership of Certain Beneficial Owners and Management

As of August 26, 2014, Greystone had 26,461,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding.  Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2014, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and named officers, and (iii) all of Greystone's directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	8,968,673	(5)	31.60%	25,000	50.00%	8,718,673	29.26%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	182,883	(6)	0.69%	-0-	-0-	57,883	0.19%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	4,710,718	(7)	16.64%	25,000	50.00%	4,535,718	15.22%
Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	434,203	(8)	1.63%	-0-	-0-	334,203	1.12%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,832,503	(9)	6.88%	-0-	-0-	1,657,503	5.56%
All Directors & Officers as a Group (4 persons)	14,296,477	(10)	46.96%	50,000	100.00%	13,646,477	45.80%

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

(3)
Each share of Senior Preferred Stock is convertible into approximately 66.67 shares of Greystone's common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,667 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,667 shares of our common stock.

(4)
Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.33 votes afforded to the holders of our Senior Preferred Stock, or 29,794,534.33 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)
The total includes: (i) 7,026,206 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; and (v) 1,666,667 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)
The total includes: (i) 57,883 shares of common stock that Mr. Rahhal which owns as a joint tenant and (ii) 125,000 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(7)
The total includes: (i) 2,820,951 shares of common stock beneficially owned directly by Mr. Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 175,000 shares of common stock that Mr. Rosene has the right to acquire with options; and (iv) 1,666,667 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)
The total includes (i) 334,203 shares of common stock beneficially owned directly by Mr. LeBarre (ii) 100,000 shares of common stock that Mr. LeBarre has the right to acquire in connection with options.

(9)
The total includes: (i) 1,525,929 shares of common stock beneficially owned directly by Mr. Pritchard; (ii) 131,574 shares held of record by Maritch Services, Inc. and (iii) 175,000 shares of common stock that Mr. Pritchard has the right to acquire with options.

(10)
The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 10,313,143 shares of common stock; (ii) 650,000 shares of common stock issuable upon exercise of vested stock options; (iii) 1,666,667 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (iv) 1,666,667 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

For information regarding the loan from IBC and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from International Bank of Commerce (“IBC”) in Item 7 of this Form 10-K.

Other Transactions

               Greystone leases two buildings located in Bettendorf, Iowa, from which it conducts its manufacturing operations, from Greystone Real Estate, L.L.C., a variable interest entity which is owned by Robert B. Rosene, Jr., a member of Greystone’s board of director, and Warren Kruger, Greystone’s President and CEO and a member of Greystone’s board of directors. Rental payments are $40,266 per month for both buildings.

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. Larry LeBarre, a member of Greystone’s board of directors, to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease was amended March 31, 2014 to extend the lease through September 30, 2015.  Lease payments were $300,000 for each of fiscal years 2014 and 2013.

In connection with services provided by Robert B. Rosene, Jr., a member of Greystone’s board of directors, in assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee, Greystone’s board of directors approved the payment of an annual fee to Mr. Rosene equal to 1% of the dollar amount of his personal guarantee on the IBC term and revolving loans. During fiscal year 2014, Greystone paid a fee of $65,000 to Mr. Rosene.

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

Item 14.   Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2014 and May 31, 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees

Audit Fees(1)	$146,500	$144,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$146,500	$144,500
________________________
(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2014 and May 31, 2013, respectively.

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

10.9
Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.10
Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.11	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.12
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.13
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.14
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

10.16
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.17
Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.18**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended May 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

**           Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC. (Registrant)

Date: August 29, 2014	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2014	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2014	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 29, 2014	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 29, 2014	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greystone Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of income, changes in deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greystone Logistics, Inc. and its subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
August 29, 2014

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,
	2014	2013
Assets
Current Assets:
Cash	$661,263	$366,896
Accounts receivable -
Trade, net of allowance for doubtful accounts of $71,462 and $100,000, respectively	2,023,563	2,239,594
Related party receivable	219,505	-
Inventory	1,616,165	1,044,379
Deferred tax asset - current	1,077,000	-
Prepaid expenses	97,170	119,198
Total Current Assets	5,694,666	3,770,067

Property, Plant and Equipment, net of accumulated depreciation	8,776,137	7,044,139

Deferred Tax Asset - non-current	1,133,000	1,159,000

Other Assets	163,188	71,371

Total Assets	$15,766,991	$12,044,577

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$3,979,376	$1,344,160
Accounts payable and accrued expenses	782,591	1,643,339
Accrued expenses - related party	1,835,999	1,551,154
Preferred dividends payable	27,603	1,883,959
Total Current Liabilities	6,625,569	6,422,612

Long-Term Debt, net of current portion	10,524,745	9,658,020

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000
shares authorized, 50,000 shares issued and outstanding,
liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 26,461,201 and 26,111,201 shares issued and outstanding, respectively	2,646	2,611
Additional paid-in capital	53,336,106	53,142,717
Accumulated deficit	(55,715,203)	(58,321,266)
Total Greystone Stockholders' Deficit	(2,376,446)	(5,175,933)
Non-controlling interest	993,123	1,139,878
Total Deficit	(1,383,323)	(4,036,055)

Total Liabilities and Deficit	$15,766,991	$12,044,577

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Year Ended May 31,
	2014	2013

Sales	$23,449,936	$24,085,184

Cost of Sales	18,107,627	18,828,452

Gross Profit	5,342,309	5,256,732

General, Selling and Administrative Expenses	2,409,115	2,189,125

Operating Income	2,933,194	3,067,607

Other Income (Expense):
Other income	5,000	6,500
Interest expense	(846,568)	(828,897)
Total Other Expense, net	(841,568)	(822,397)

Income before Income Taxes	2,091,626	2,245,210
Benefit from Income Taxes	1,040,000	548,000
Net Income	3,131,626	2,793,210

Income Attributable to Variable Interest Entity	(200,563)	(201,552)

Preferred Dividends	(325,000)	(326,781)

Net Income Attributable to Common Stockholders	$2,606,063	$2,264,877

Income Per Share of Common Stock -
Basic	$0.10	$0.09
Diluted	$0.09	$0.08

Weighted Average Shares of Common Stock Outstanding -
Basic	26,198,701	26,111,201
Diluted	27,674,939	27,480,039

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional	Accumulated	Total Greystone Stockholders'	Variable Interest	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit	Entity	Deficit
Balances, May 31, 2012	50,000	$5	26,111,201	$2,611	$53,089,293	$(60,586,143)	$(7,494,234)	$1,040,405	$(6,453,829)

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(102,079)	(102,079)

Preferred dividends	-	-	-	-	-	(326,781)	(326,781)	-	(326,781)

Net income	-	-	-	-	-	2,591,658	2,591,658	201,552	2,793,210

Balances, May 31, 2013	50,000	5	26,111,201	2,611	53,142,717	(58,321,266)	(5,175,933)	1,139,878	(4,036,055)

Common stock options exercised	-	-	350,000	35	139,965	-	140,000	-	140,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(347,318)	(347,318)

Preferred dividends	-	-	-	-	-	(325,000)	(325,000)	-	(325,000)

Net income	-	-	-	-	-	2,931,063	2,931,063	200,563	3,131,626

Balances, May 31, 2014	50,000	$5	26,461,201	$2,646	$53,336,106	$(55,715,203)	$(2,376,446)	$993,123	$(1,383,323)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,131,626	$2,793,210
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,309,573	1,387,987
Increase in deferred tax asset	(1,051,000)	(574,000)
Stock based compensation	53,424	53,424
Changes in trade accounts receivable	216,031	476,299
Changes in related party receivable	(491,682)	(1,218,430)
Changes in inventory	(571,786)	(87,741)
Changes in prepaid expenses	22,028	(74,108)
Changes in accounts payable and accrued expenses	(459,814)	(673,008)
Other	2,785	2,033
Net cash provided by operating activities	2,161,185	2,085,666

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,246,101)	(620,898)

Cash Flows from Financing Activities:
Proceeds from long-term debt	12,612,500	250,000
Proceeds from revolving loan	885,000	-
Payments on long-term debt and capitalized lease	(8,640,891)	(1,291,693)
Payments on revolving loan	(500,000)	-
Issuance cost of long-term debt	(129,722)	-
Payments on advances payable to related party	(92,000)	(148,500)
Proceeds from exercised stock options	140,000	-
Preferred dividends paid	(3,548,286)	-
Distributions by variable interest entity	(347,318)	(102,079)
Net cash provided by (used in) financing activities	379,283	(1,292,272)

Net Increase in Cash	294,367	172,496
Cash, beginning of year	366,896	194,400

Cash, end of year	$661,263	$366,896

Supplemental Information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
May 31, 2014 and 2013

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

Greystone consolidates its VIE, Greystone Real Estate, L.L.C. (“GRE”), which owns the manufacturing facilities which are occupied by Greystone.  GRE is owned by Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors.

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

Other Assets

Other assets includes certain intangible costs as follows:

(1)	Patents on the modular pallet system and accessories which are being amortized on the straight-line method over the estimated life of 15 years.

(2)	Debt issue costs which are being amortized over the term of the underlying note payable or five years.

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

Income Taxes

Greystone accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax bases of assets and liabilities and tax loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2014 and 2013, convertible preferred stock and stock options are not considered as their effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2014 and 2013 as their effect would have been antidilutive:

	2014	2013
Options to purchase common stock	-	350,000
Convertible preferred stock	3,333,333	3,333,333
	3,333,333	3,683,333

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards  ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 14-09") which creates a comprehensive set of guidelines for the recognition of revenue under the principle: "Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations.

             Reclassification

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the classifications adopted for the year ended May 31, 2014. These reclassifications have no effect on previously reported net income or accumulated deficit.

Note 2.    INVENTORY

Inventory consists of the following as of May 31:

	2014	2013
Raw materials	$1,043,411	$750,819
Finished pallets	572,754	293,560

Total Inventory	$1,616,165	$1,044,379

Note 3.    PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2014	2013
Production machinery and equipment	$12,826,529	$10,717,493
Building and land	4,663,339	4,663,339
Leasehold improvements	203,034	203,034
Furniture and fixtures	210,196	171,093
	17,903,098	15,754,959

Less: Accumulated depreciation	(9,126,961)	(8,710,820)

Net Property, Plant and Equipment	$8,776,137	$7,044,139

Production machinery and equipment includes equipment in the amount of $235,074 that had not been placed into service as of May 31, 2014.  Building and land are owned by a VIE for which the net book value is $3,475,906 at May 31, 2014.

Depreciation expense for the years ended May 31, 2014 and 2013 is $1,274,453 and $1,374,937, respectively.

Note 4.    OTHER ASSETS

Other assets consist of the following as of May 31:

	2014	2013
Patents	$190,739	$190,739
Debt issue costs	129,722	18,726
Accumulated amortization	(157,273)	(140,879)
Customer deposits	-	2,785

Total Other Assets	$163,188	$71,371

Amortization of intangibles was $35,120 and $13,050 for 2014 and 2013, respectively.   Future amortization for the next five years will be $37,384, $37,274, $36,573, $35,983 and $15,974.

Note 5.    LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2014	2013
Note payable to International Bank of Commence, interest rate of 4.5%, monthly principal and interest payments of $171,760, maturing January 31, 2019	$8,647,777	$-

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4%, due January 31, 2016	385,000	-

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	3,371,660	-

Note payable to F&M Bank & Trust Company, prime rate of interest but not less than 4.5%,	-	4,593,650

Note payable by GRE to F&M Bank & Trust Company, prime rate of interest but not less than 4.75%	-	3,366,108

Capitalized lease payable, 5% interest	-	381,727

Note payable to Robert Rosene, 7.5% interest, due January 15, 2015	2,066,000	2,066,000

Note payable to Warren Kruger, 7.5% interest, due January 15, 2015	-	527,716

Other note payable	33,684	66,979
	14,504,121	11,002,180
Less: Current portion	(3,979,376)	(1,344,160)
Long-term debt	$10,524,745	$9,658,020

The prime rate of interest as of May 31, 2014 was 3.25%.

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

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2016.  As of May 31, 2014, the interest rate on the Revolving Loan was 4%. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis.   Any principal on the Revolving Loan that is prepaid by the Borrowers may be reborrowed by the Borrowers. The proceeds from the Revolving Loan will be used for general working capital purposes.

The Term Loan bears interest at 4.5% per annum and matures January 31, 2019.  The Borrowers are required to make equal payments of principal and interest in an amount sufficient to amortize the principal balance of the Term Loan over five years. The proceeds from the Term Loan were primarily used to repay the Borrowers’ obligations to The F&M Bank & Trust Company in the amount of $3,992,083, to pay accrued preferred dividends of $3,469,040 and to pay $1,312,697 to Yorktown for the acquisition of equipment.

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

As discussed in Note 6, Related Party Transactions, Greystone paid a fee to Robert B. Rosene, Jr., a member of Greystone’s board of directors, in connection with procuring the loan with IBC including providing a personal guarantee.

Loan Agreement between GRE and IBC
On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500.  The loan provides for a 4.5% interest rate and a maturity of January 31, 2019.  The loan is secured by a mortgage on the property. In addition, the mortgaged property is cross collateralized pursuant to the IBC Loan Agreement with Greystone. The proceeds of the loan were used to pay $3,197,682 to pay the outstanding obligation with The F&M Bank & Trust Company.

Capitalized Lease Payable
Effective January 2, 2014, Greystone paid $114,641 to terminate its capitalized lease and purchase the underlying equipment.  There was a difference of $212,312 between the outstanding balance of the capital lease obligation and the buyout payment which was recorded as a reduction in the asset’s carrying value.

Maturities of Greystone’s long-term debt for the five years after May 31, 2014 are $3,979,376, $2,337,388, $2,044,472, $2,139,726 and $4,003,159.

Note 6.   RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman
Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets.  Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material which Greystone may purchase at market prices.  Greystone compensates Yorktown for the use of equipment as discussed below.  In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,000.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of May 31, 2014, Mr. Kruger and Yorktown owe Greystone $219,505 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Acquisition of raw material and resin sales. For the period from June 1, 2012 through January 31, 2013, Greystone had the following arrangements with Yorktown which were terminated effective January 31, 2013:

Greystone purchased its raw materials through Yorktown for which Yorktown invoiced Greystone for the actual cost of the materials plus a grinding fee of $0.04 per pound. During the period from June 1, 2012 through January 31, 2013, GSM’s raw material purchases and grinding fees from Yorktown totaled approximately $3,623,000 pursuant to this arrangement.

Yorktown and GSM had an agreement for purchase, processing and selling pelletized recycled plastic resin.  Yorktown purchased the raw material and provided the pelletizing equipment and GSM supplied the labor and operating overhead.  Upon shipment to customers, Yorktown invoiced GSM for the cost of the raw material. GSM invoiced customers recognizing revenue and accruing profit-sharing expense to Yorktown at 40% of the gross profit, defined as revenue less cost of material and sales commissions of 2.5%.  Yorktown’s profit share of the resin sales for fiscal year 2013 was approximately $80,000.

Effective February 1, 2013, GSM commenced purchasing raw materials direct from unrelated third parties and the processing of pelletized material for resale was undertaken solely by GSM.  Further, effective February 1, 2013, GSM commenced paying a weekly grinding equipment rental fee to Yorktown of $22,500 plus a rental fee of $0.02 per pound for the use of Yorktown’s pelletizing equipment. Subsequently, the grinding fee was converted to a weekly fee of $5,000. GSM paid Yorktown total equipment rental fees of approximately $1,430,000 and $465,667 in fiscal years 2014 and 2013 respectively.

Acquisition of equipment. On and effective January 31, 2014, Greystone, GSM, Warren Kruger, Greystone’s President and CEO, and Yorktown entered into a Bill of Sale and Assignment (the “Bill of Sale”) providing for the acquisition of an injection molding machine, a lift crane and several injection molds by GSM from Yorktown for $2,400,000.  Immediately prior to the acquisition, Yorktown owed GSM $3,750,085 and Greystone owed Mr. Kruger $2,662,782. The Bill of Sale provided for the offset of GSM’s receivable and Greystone’s payable, on a dollar-for-dollar basis, leaving a balance of $1,087,302 owed by Yorktown.  The purchase price of $2,400,000 was offset by the balance of $1,087,303 owed by Yorktown resulting in a cash payment to Yorktown of $1,312,697. Greystone made payments to Yorktown for use of this equipment in fiscal year 2013 and fiscal year 2014 through the date of acquisition. Such payments during the year ended May 31, 2014 totaled $84,983 and such payments in fiscal year 2013 totaled $132,200.

Other transactions. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2015. As discussed above effective January 31, 2014, Mr. Kruger applied this note and advances and accrued interest of $1,318,295 as an offset against certain balances which Yorktown owed to Greystone. Through January 31, 2014, Greystone accrued interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year which totaled $93,729 and $140,487 fiscal years 2014 and 2013, respectively.

Transactions with Robert B. Rosene, Jr., Director
Effective December 15, 2005, Greystone entered into an agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal until January 15, 2015. Greystone has accrued interest on the loans in the amounts of $284,845 and $265,440 in fiscal years 2014 and 2013, respectively. Accrued interest due to Mr. Rosene at May 31, 2014 is $1,835,999.

In connection with services provided by Robert B. Rosene, Jr., a member of Greystone’s board of directors, in assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee, Greystone’s board of directors approved the payment of an annual fee to Mr. Rosene equal to 1% of the dollar amount of his personal guarantee on the IBC term and revolving loans. During fiscal year 2014, Greystone paid a fee of $65,000 to Mr. Rosene.

Transactions with Larry J. LeBarre, Director
Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000.  The lease was amended March 31, 2014 to extend the lease through September 30, 2015.  Lease payments were $300,000 for each of fiscal years 2014 and 2013.

Note 7.    FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryforward	$1,936,834	$1,965,370
Depreciation and amortization, financial
reporting in excess of tax	219,838	443,177
Deferred compensation accrual	-	244,800
Stock compensation costs	36,328	18,164
Allowance for doubtful accounts	17,000	34,000
	2,210,000	2,705,511
Valuation allowance	-	(1,546,511)

Net deferred tax asset	$2,210,000	$1,159,000

Deferred tax assets were classified in the consolidated balance sheets at May 31, as follows:

	2014	2013
Deferred tax assets - current	$1,077,000	$-
Deferred tax assets - non-current	1,133,000	1,159,000
Deferred tax assets - total	$2,210,000	$1,159,000

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has reduced the valuation allowance which allows for recognition of the tax benefits as deferred tax assets for May 31, 2014 and 2013, respectively.

The net change in deferred taxes for the year ended May 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carryforward	$(28,536)	$(583,561)
Depreciation and amortization, financial
reporting in excess of tax	(223,339)	(174,289)
Stock compensation costs	18,164	18,164
Deferred compensation accrual	(244,800)	-
Allowance for doubtful accounts	(17,000)	17,000
Valuation allowance	1,546,511	1,296,686

Total	$1,051,000	$574,000

The provision (benefit) for income taxes at May 31 consists of the following:

	2014	2013
Federal	$11,000	$26,000
Deferred income tax benefit	(1,051,000)	(574,000)
Total	$(1,040,000)	$(548,000)

Greystone's provision (benefit) for income taxes for the years ended May 31, 2014 and 2013 differs from the federal statutory rate as follows:

	2014	2013
Tax provision (benefit) using statutory rates	34%	34%
Net change in valuation allowance	(75)	(54)
Other	(9)	(11)
Tax benefit per financial statements	(50)%	(31)%

At May 31, 2014, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $17,243,600 expiring in fiscal year 2014 through fiscal year 2025 of which $2,475,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative as of May 31, 2005	$2,475,000	2015 - 2025
Year ended May 31, 2006	323,133	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031

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

Note 9.    STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant.  Effective May 5, 2012, Greystone’s board of directors approved the renewal and extension of Greystone’s stock option plan through May 11, 2021 and increased the maximum number of shares of common stock for which options may be granted to 2,500,000 of which 25,000 were available for grant at May 31, 2014.  Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2014:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2012	1,400,000	$0.53
Awarded during fiscal 2013	2,100,000	$0.12
Expired during fiscal year 2013	(1,050,000)	$0.61
Total outstanding May 31, 2013	2,450,000	$0.16	7.8
Exercised during fiscal year 2014	(350,000)	$0.40
Total outstanding May 31, 2014	2,100,000	$0.12	8.0
Exercisable as of May 31, 2014	525,000	$0.12	8.0	$204,750
Non-vested as of May 31, 2014	1,575,000	$0.12	8.0	$614,250

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

Share-based compensation cost was $53,424 for fiscal years 2014 and 2013, respectively.  As of May 31, 2014, the unrecognized compensation expense related to non-vested share-based options was $106,848. This unrecognized compensation expense as of May 31, 2014 will be amortized equally over the remaining vesting period of 2 years.

Note 10.  FINANCIAL INSTRUMENTS

 The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Accounts Receivable and Accounts Payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value.  Fixed rate loans are valued based on cash flows using estimated rates for comparable loans.  As of May 31, 2014 and 2013, the carrying amounts reported in the balance sheet approximate fair value.

Note 11.  SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2014	2013
Non-cash investing and financing activities:
Acquisition of equipment in exchange for net related party receivable	$1,087,302	$-
Reduction in net carrying value of equipment resulting from capital lease termination	$212,311	$-
Settlement of related party note payable in acquisition of equipment	$527,716	$-
Preferred dividend accrual	$27,603	$326,781

Supplemental information:
Interest paid	$567,507	$423,530
Taxes paid	$26,045	$-

Note 12.  CONCENTRATIONS

For the fiscal years ended May 31, 2014 and 2013, one customer accounted for approximately 56% and 63% of total sales, respectively. The account receivable from this customer at May 31, 2014 totaled $924,261.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet.  A majority of these purchases are from Greystone’s major customer which were approximately $1,499,000 and $1,472,000 in fiscal years 2014 and 2013, respectively.

For the fiscal year 2013, Greystone purchased approximately 49% of its raw materials from third-party vendors through Yorktown Management & Financial Services LLC, an entity owned by Warren Kruger, Greystone’s President and CEO.   Effective February 1, 2013, the practice of purchasing raw materials from unrelated third-party vendors through Yorktown was terminated.  However, Yorktown has an operation that purchases, grinds and cleans recycled plastic material for sale to unrelated third-party customers as well as to Greystone.

Note 13.  VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.
GRE, is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors.  GRE was created solely to own and lease one of the buildings that GSM occupies at 2600 Shoreline Drive, Bettendorf, Iowa. In fiscal year 2012, GRE purchased the second building occupied by Greystone, 2601 Shoreline Drive, Bettendorf, Iowa, in a sale and leaseback transaction with Greystone.

The buildings, having a carrying value of $3,475,909 and $3,591,781 at May 31, 2014 and 2013, respectively, serve as collateral for GRE’s debt.  The debt had a carrying value of $3,371,660 and $3,366,108 at May 31, 2014 and 2013, respectively.

Note 14.   COMMITMENTS

At May 31, 2014, Greystone had commitments totaling $192,000 for the acquisition of equipment.

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

10.9
Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.10
Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and  Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.11	Guaranty of PalWeb Corporation dated March 4, 2005 (incorporated herein by reference to Exhibit 10.6 of Greystone's Form 8-K dated March 4, 2005, which was filed with the SEC on March 10, 2005).
10.12
Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone's Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.13
Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone's Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.14
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

10.16
Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.17
Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.18**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended May 31, 2014 and 2013, (iii) the Consolidated Statements of  Changes in Deficit for the years ended May 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

**           Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.