Form 10-Q
period 2014-08-31
GREYSTONE LOGISTICS, INC.
filed 2014-10-16
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    October 13, 2014 - 26,461,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended August 31, 2014

ITEM 1.  Financial Statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2014	2014
Assets
Current Assets:
Cash	$853,633	$661,263
Accounts receivable -
Trade, net of allowance of $71,462	1,056,859	2,023,563
Related party	260,109	219,505
Inventory	2,022,118	1,616,165
Deferred tax asset - current	1,188,000	1,077,000
Prepaid expenses and other	29,640	97,170
Total Current Assets	5,410,359	5,694,666
Property, Plant and Equipment	18,421,098	17,903,098
Less: Accumulated Depreciation	(9,460,936)	(9,126,961)
Property, Plant and Equipment, net	8 ,960,162	8,776,137
Deferred Tax Asset	869,300	1,133,000
Other Assets	153,830	163,188
Total Assets	$15,393,651	$15,766,991

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$4,140,408	$3,979,376
Accounts payable and accrued expenses	776,433	782,591
Accounts payable and accrued expenses - related parties	1,911,266	1,835,999
Preferred dividends payable	55,206	27,603
Total Current Liabilities	6,883,313	6,625,569
Long-Term Debt, net of current portion	9,660,550	10,524,745
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference
Shares authorized: 20,750,000
Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value
Shares authorized: 5,000,000,000
Shares issued and outstanding: 26,461,201	2,646	2,646
Additional paid-in capital	53,349,462	53,336,106
Accumulated deficit	(55,500,705)	(55,715,203)
Total Greystone Stockholders' Deficit	(2,148,592)	(2,376,446)
Non-controlling interests	998,380	993,123
Total Deficit	(1,150,212)	(1,383,323)
Total Liabilities and Deficit	$15,393,651	$15,766,991

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended August 31,
	2014	2013

Sales	$6,066,371	$6,510,917

Cost of Sales	4,737,213	4,365,545

Gross Profit	1,329,158	2,145,372

General, Selling and Administrative Expenses	614,942	596,313

Operating Income	714,216	1,549,059

Other Income (Expense):
Interest expense	(208,843)	(201,181)
Total Other Expense, net	(208,843)	(201,181)

Income before Income Taxes	505,373	1,347,878
(Provision for) Benefit from Income Taxes	(152,700)	237,000
Net Income	352,673	1,584,878

Income Attributable to Variable Interest Entities	(56,257)	(54,308)

Preferred Dividends	(81,918)	(81,918)

Net Income Available to Common Stockholders	$214,498	$1,448,652

Income Available to Common Stockholders:
Per Share of Common Stock - Basic	$0.01	$0.06
Per Share of Common Stock - Diluted	$0.01	$0.05

Weighted Average Shares of Common Stock Outstanding -
Basic	26,461,201	26,111,201
Diluted	28,085,729	27,565,047

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended August 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$352,673	$1,584,878
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	343,333	337,236
Deferred income taxes	152,700	(253,000)
Stock-based compensation	13,356	13,356
Changes in trade receivables	966,704	(178,178)
Changes in related party receivable	(115,604)	-
Changes in inventory	(405,953)	(212,629)
Changes in prepaid expenses and other	67,530	(101,744)
Change in other assets	-	1,834
Changes in accounts payable and accrued expenses	69,109	29,742
Net cash provided by operating activities	1,443,848	1,221,495

Cash Flows from Investing Activities:
Purchase of property and equipment	(443,000)	(510,928)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(318,163)	(325,084)
Payments on revolving loan	(385,000)	-
Payments on advances from related party	-	(34,500)
Payments on preferred dividends	(54,315)	-
Distributions by variable interest entity	(51,000)	-
Net cash used in financing activities	(808,478)	(359,584)

Net Increase in Cash	192,370	350,983
Cash, beginning of period	661,263	366,896

Cash, end of period	$853,633	$717,879

Non-Cash Activities:
Acquisition of equipment from related party	$75,000	$-
Preferred dividend accrual	$55,206	$81,918
Supplemental Information:
Interest paid	$101,299	$85,689

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.                 Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2014, and the results of its operations and its cash flows for the three-month periods ended August 31, 2014 and 2013.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2014 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  For the three months ended August 31, 2014, and 2013, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,334 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2014 and 2013:

	2014	2013
Numerator:
Net income available to common shareholders	$214,498	$1,448,652

Denominator:
Weighted-average shares outstanding:
Basic	26,461,201	26,111,201
Incremental shares from assumed conversion of options	1,624,528	1,453,846
Diluted shares	28,085,729	27,565,047
Earnings per share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Note 3.              Inventory

Inventory consists of the following:

	August 31,	May 31,
	2014	2014
Raw materials	$1,273,150	$1,043,411
Finished goods	748,968	572,754
Total inventory	$2,022,118	$1,616,165

Note 4.              Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets.  Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material which Greystone may purchase at market prices.  Greystone compensates Yorktown for the use of this equipment as discussed below.  In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,000.

GSM pays a weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $357,500 and $385,260 for the three months ended August 31, 2014 and 2013, respectively.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of August 31, 2014, Yorktown owes Greystone $260,109 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Note 5.              Debt

Debt as of August 31, 2014 and May 31, 2014 is as follows:

	August 31,	May 31,
	2014	2014
Term note payable to International Bank of Commerce,	$8,369,639	$8,647,777
interest rate of 4.5%, due January 31, 2019, monthly
principal and interest payments of $171,760

Revolving note payable to International Bank of Commerce,
prime rate of interest plus 0.5% but not less than 4.0%, due
January 31, 2016	-	385,000

Term note payable by GRE to International Bank of
Commerce, interest rate of 4.5%, due January 31, 2019,	3,331,635	3,371,660
monthly principal and interest payments of $26,215

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2015	2,066,000	2,066,000

Other note payable	33,684	33,684
	13,800,958	14,504,121
Less: Current portion	(4,140,408)	(3,979,376)
Long-term debt	$9,660,550	$10,524,745

    The prime rate of interest as of August 31, 2014 was 3.25%.

Loan Agreement between Greystone and IBC

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”).  The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”).  The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000.

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

The Term Loan bears interest at 4.5% per annum and matures January 31, 2019.  The Borrowers are required to make equal monthly payments $171,760 towards principal and interest to amortize the principal balance over the term of the loan.

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

Greystone’s debt service coverage ratio as of August 31, 2014 was 1:16 to 1:00 which was less than the required minimum as discussed above.  IBC has been notified of the noncompliant ratio and has granted Greystone a waiver with respect to this occurrence of noncompliance.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500.  The loan provides for a 4.5% interest rate and a maturity of January 31, 2019 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note 6.                      Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $13,356 for the three months ended August 31, 2014 and 2013, respectively.  The unexpensed cost at August 31, 2014 totaled $93,492.

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

Note 8.              Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 59% and 69% of Greystone’s pallet sales and 51% and 69% of Greystone’s total sales for the three months ended August 31, 2014 and 2013, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt.  As of August 31, 2014, Greystone is indebted to Mr. Rosene in the amount of $3,977,266 for a note payable and related accrued interest due January 15, 2015.  There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”).  Greystone also consolidates its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2015 refer to the three month period ended August 31, 2014.  References to fiscal year 2014 refer to the three month period ended August 31, 2013.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 59% and 69% of Greystone’s pallet sales and 51% and 69% of Greystone’s total sales in fiscal years 2015 and 2014, respectively.

Personnel

Greystone had approximately 80 and 78 full-time employees as of August 31, 2014 and 2013, respectively.

Three Month Period Ended August 31, 2014 Compared to Three Month Period Ended August 31, 2013

Sales

Sales for fiscal year 2015 were $6,066,371 compared to $6,510,917 in fiscal year 2014 for a decrease of $444,546.  Pallet sales were $5,173,104, or 85% of total sales, in fiscal year 2015 compared to $6,510,917, or 100% of total sales, in fiscal year 2014 for a decrease of $1,337,813. Sales of recycled plastic resin were $893,267 in fiscal year 2015 compared to $-0- in fiscal year 2014.

Greystone’s sales to its major customer in fiscal year 2015 were 59% of total pallet sales compared to 69% of total pallet sales in fiscal year 2014.  The decrease in pallet sales to this major customer is the primary reason for the decline in pallet sales in fiscal year 2015 compared to fiscal year 2014. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Cost of Sales

Cost of sales in fiscal year 2015 was $4,737,213, or 78% of sales, compared to $4,365,545, or 67% of sales, in fiscal year 2014.  The increase in the ratio of cost of sales to sales from fiscal year 2015 over fiscal year 2014 is primarily due to Greystone’s inflexible pallet production costs. Greystone’s direct labor and production overhead costs for pallet production decreased approximately 5% from fiscal year 2014 to fiscal year 2015 while pallet production decreased approximately 25%. In addition, nestable pallet sales, which have a lower gross margin than non-nestable pallets, were approximately 18% of pallet sales in fiscal year 2015 compared to 13% in fiscal year 2014.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $152,700 and $(237,000) in fiscal years 2015 and 2014, respectively.  The benefit from income taxes for fiscal year 2014 was the result of a decrease in the amount of valuation allowance management considered necessary in determining the amount of tax benefit that will be utilized from net operating losses (NOLs) originating from prior years. As of May 31, 2014, Greystone had no valuation allowances on outstanding NOLs and, accordingly, there was no such tax benefit available for the consolidated statement of income for fiscal year 2015.

Until the NOLs are fully realized for income tax purposes, management will continue to evaluate the extent that a valuation allowance is needed.  Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $352,673 in fiscal year 2015 compared to $1,584,878 in fiscal year 2014 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2015 was $214,498, or $0.01 per share, compared to $1,448,652, or $0.06 per share, in fiscal year 2014 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2014 is as follows:

Cash provided by operating activities                                                                   $ 1,443,848

Cash used in investing activities                                                                               (443,000)

Cash used in financing activities                                                                               (808,478)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$13,800,958	$4,140,408	$4,043,001	$5,617,549	$-0-

Greystone had a working capital deficit of $(1,472,954) at August 31, 2014.  Excluding the note payable and accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at August 31, 2014 was $2,504,312.  To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2014, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%.  Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Loan Agreement, as discussed in Note 5 to the consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $500,000 per year.

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers.  These risks and other risks that could affect Greystone's business are more fully described in Greystone's Form 10-K for the fiscal year ended May 31, 2014, which was filed on August 29, 2014.  Actual results may vary materially from the forward-looking statements.  Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2014, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at August 31, 2014.

During the three-month period ended August 31, 2014, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2014 and May 31, 2014, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

October 16, 2014	By:	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

October 16, 2014	By:	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2014 and May 31, 2014, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).