Form 10-Q
period 2014-11-30
GREYSTONE LOGISTICS, INC.
filed 2015-01-20
CIK 1088413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2014

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 13, 2015 - 27,286,201

GREYSTONE LOGISTICS, INC.
FORM 10-Q
For the Period Ended November 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	November 30,	May 31,
	2014	2014
Assets
Current Assets:
Cash	$562,619	$661,263
Accounts receivable -
Trade, net of allowance for doubtful accounts of $71,462	716,690	2,023,563
Related party receivable	278,532	219,505
Inventory	1,483,303	1,616,165
Deferred tax asset – current	673,500	1,077,000
Prepaid expenses	93,996	97,170
Total Current Assets	3,808,640	5,694,666

Property and Equipment, net of accumulated depreciation	8,693,498	8,776,137

Deferred Tax Asset	1,752,183	1,133,000

Other Assets	144,471	163,188

Total Assets	$14,398,792	$15,766,991

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,923,523	$3,979,376
Accounts payable and accrued expenses	936,680	782,591
Accrued interest - related party	1,987,146	1,835,999
Preferred dividends payable	54,315	27,603
Total Current Liabilities	4,901,664	6,625,569

Long-Term Debt, net of current portion	11,340,063	10,524,745

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,161,201 and 26,461,201 shares issued and outstanding	2,716	2,646
Additional paid-in capital	53,446,748	53,336,106
Accumulated deficit	(56,296,826)	(55,715,203)
Total Greystone Stockholders' Deficit	(2,847,357)	(2,376,446)
Non-controlling interest	1,004,422	993,123
Total Deficit	(1,842,935)	(1,383,323)

Total Liabilities and Deficit	$14,398,792	$15,766,991

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended November 30,
	2014	2013

Sales	$9,991,448	$10,872,407

Cost of Sales	8,997,651	8,000,696

Gross Profit	993,797	2,871,711

General, Selling and Administrative Expenses	1,105,942	1,141,882

Operating Income (Loss)	(112,145)	1,729,829

Other Income (Expense):
Other income	2,500	3,600
Interest expense	(411,417)	(398,275)
Total Other Expense, net	(408,917)	(394,675)

Income (Loss) before Income Taxes	(521,062)	1,335,154
Benefit from Income Taxes	215,683	237,000
Net Income (Loss)	(305,379)	1,572,154

Income Attributable to Variable Interest Entities, net	(113,299)	(111,183)

Preferred Dividends	(162,945)	(162,945)

Net Income (Loss) Attributable to Common Stockholders	$(581,623)	$1,298,026

Income (Loss) Per Share of Common Stock -
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

Weighted Average Shares of Common Stock Outstanding -
Basic	26,591,666	26,111,201
Diluted	26,591,666	27,558,600

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,
	2014	2013

Sales	$3,925,077	$4,361,490

Cost of Sales	4,260,438	3,635,151

Gross Profit (Loss)	(335,361)	726,339

General, Selling and Administrative Expenses	491,000	545,569

Operating Income (Loss)	(826,361)	180,770

Other Income (Expense):
Other income	2,500	3,600
Interest expense	(202,574)	(197,094)
Total Other Expense, net	(200,074)	(193,494)

Income (Loss) before Income Taxes	(1,026,435)	(12,724)
Benefit from Income Taxes	368,383	-
Net Loss	(658,052)	(12,724)

Income Attributable to Variable Interest Entities, net	(57,042)	(56,875)

Preferred Dividends	(81,027)	(81,027)

Net Loss Attributable to Common Stockholders	$(796,121)	$(150,626)

Loss Per Share of Common Stock -
Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	26,723,564	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended November 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(305,379)	$1,572,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	686,666	674,473
Increase in deferred tax asset	(215,683)	(253,000)
Stock based compensation	26,712	26,712
Changes in trade accounts receivable	1,306,873	483,064
Changes in related party receivable	(134,027)	-
Changes in inventory	132,862	(872,480)
Changes in prepaid expenses	3,174	(138,043)
Changes in accounts payable and accrued expenses	305,236	169,551
Other	-	2,454
Net cash provided by operating activities	1,806,434	1,664,885

Cash Flows from Investing Activities:
Purchase of property and equipment	(510,310)	(705,710)

Cash Flows from Financing Activities:
Proceeds from revolving loan	100,000	-
Payments on long-term debt and capitalized lease	(955,535)	(669,574)
Payments on notes and advances payable to related party	-	(34,500)
Payments on revolving loan	(385,000)
Proceeds from exercised stock options	84,000	-
Dividends paid on preferred stock	(136,233)	-
Dividends paid by variable interest entity	(102,000)	-
Net cash used in financing activities	(1,394,768)	(704,074)

Net Increase (Decrease) in Cash	(98,644)	255,101
Cash, beginning of period	661,263	366,896

Cash, end of period	$562,619	$621,997

Non-Cash Activities:
Acquisition of equipment from related party	$75,000	$-
Preferred dividend accrual	$26,712	$162,945
Supplemental Information:
Interest paid	$260,993	$181,029

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2014, the results of its operations for the six-month and three-month periods ended November 30, 2014 and 2013, and its cash flows for the six-month periods ended November 30, 2014 and 2013.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2014 and the notes thereto included in Greystone's Form 10-K for such period. The results of operations for the six-months and three-month periods ended November 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries,  Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).  GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2014	2013
Six-month periods ended November 30:
Options to purchase common stock	1,400,000	350,000
Preferred stock convertible into common stock	3,333,334	3,333,334

Total	4,733,334	3,683,334

Three-month periods ended November 30:
Options to purchase common stock	1,400,000	2,450,000
Preferred stock convertible into common stock	3,333,334	3,333,334
Total	4,733,334	5,783,334

The following tables set forth the computation of basic and diluted earnings per share for the six-month and three-month periods ended November 30, 2014 and 2013:

	2014	2013
Six-month periods ended November 30:
Numerator -
Net income (loss) available to common stockholders	$(581,623)	$1,298,026
Denominator -
Weighted-average shares outstanding - basic	26,591,666	26,111,201
Incremental shares from assumed conversion of options	-	1,447,399
Diluted shares	26,591,666	27,558,600
Earnings (Loss) per share -
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05
Three-month periods ended November 30:
Numerator -
Net loss available to common stockholders	$(796,121)	$(150,626)
Denominator -
Weighted-average shares outstanding - basic	26,723,564	26,111,201
Incremental shares from assumed conversion of options	-	-
Diluted shares	26,723,564	26,111,201
Earnings (Loss) per share -
Basic and Diluted	$(0.03)	$(0.01)

Note 3. Inventory

Inventory consists of the following:

	November 30,	May 31,
	2014	2014
Raw materials	$834,422	$1,043,411
Finished goods	648,881	572,754
Total inventory	$1,483,303	$1,616,165

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

GSM pays a weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $715,000 and $715,720 for the six months ended November 30, 2014 and 2013, respectively.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of November 30, 2014, Yorktown owes Greystone $278,532 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Note 5. Debt

Debt as of November 30, 2014 and May 31, 2014 is as follows:

	November 30,	May 31,
	2014	2014

Term note payable to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $171,760	$7,806,438	$8,647,777

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2016	100,000	385,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $26,215	3,291,148	3,371,660

Note payable to Robert Rosene, 7.5% interest, due January 15, 2017	2,066,000	2,066,000

Other note payable	-	33,684
	13,263,586	14,504,121
Less: Current portion	(1,923,523)	(3,979,376)
Long-term debt	$11,340,063	$10,524,745

The prime rate of interest as of November 30, 2014 was 3.25%.

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

The IBC Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 and a funded debt to EBIDA ratio not exceeding 3:00 to 1:00, (ii) subject to certain exceptions, limiting the Borrowers’ combined capital expenditures on fixed assets to $1,000,000 per year, (iii) prohibiting Greystone, without IBC’s prior written consent, from declaring or paying any dividends, redemptions of stock or membership interests, distributions and withdrawals (as applicable) in respect of its capital stock or any other equity interest, other than additional payments to holders of its preferred stock in an amount not to exceed $500,000 in any fiscal year, (iv) subject to certain exceptions, prohibiting the incurrence of additional indebtedness by the Borrowers, and (v) requiring the Borrowers to prevent (A) any change in capital ownership such that there is a material change in the direct or indirect ownership of (1) Greystone’s outstanding preferred stock, and (2) any equity interest in GSM, or (B) Warren Kruger from ceasing to be actively involved in the management of Greystone as President and/or Chief Executive Officer.  The foregoing list of covenants is not exhaustive and there are several other covenants contained in the IBC Loan Agreement.

Greystone’s debt service coverage ratio as of November 30, 2014 was 0.92 to 1:00 which was less than the required minimum as discussed above. Greystone has requested a waiver from IBC with respect to this occurrence of noncompliance.

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

Note Payable between Greystone and Robert B. Rosene Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone's board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2017. Greystone has accrued interest on the note and unpaid interest in the amounts of $151,147 and $140,113 for the six-month periods ended November 30, 2014 and 2013, respectively. Accrued interest due to Mr. Rosene at May 31, 2014 is $1,987,146.

Note 6. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $26,712 for the six-month periods ended November 30, 2014 and 2013, respectively.  The unexpensed cost at November 30, 2014 totaled $80,136.

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

Note 8. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 48% and 58% of Greystone’s pallet sales and 43% and 56% of Greystone’s total sales for the six months ended November 30, 2014 and 2013, respectively.  Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all.  The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt.  As of November 30, 2014, Greystone is indebted to Mr. Rosene in the amount of $4,053,146 for a note payable and related accrued interest due January 15, 2017.  There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Note 9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers ” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations.

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

References to fiscal year 2015 refer to the six and three month period ended November 30, 2014.  References to fiscal year 2014 refer to the six and three month period ended November 30, 2013.

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

Greystone derives a substantial portion of its revenue from a national brewer.  This customer accounted for approximately 48% and 58% of Greystone’s pallet sales and 43% and 56% of Greystone’s total sales for the six month-periods ended November 30, 2014 and 2013, respectively.

Personnel

Greystone had approximately 81 and 71 full-time employees as of November 30, 2014 and 2013, respectively.

Six-Month Period Ended November 30, 2014 Compared to Six-Month Period Ended November 30, 2014

Sales

Sales for fiscal year 2015 were $9,991,448 compared to $10,872,407 in fiscal year 2014 for a decrease of $880,959.  Pallet sales were $8,946,888, or 90% of total sales, in fiscal year 2015 compared to $10,500,967, or 97% of total sales, in fiscal year 2014 for a decrease of $1,554,079. Sales of recycled plastic resin were $1,044,560 in fiscal year 2015 compared to $371,440 in fiscal year 2014 for an increase of $673,120.

Greystone has received a purchase order for plastic pallets totaling $3 million from a wine manufacturer, a new customer for Greystone. Approximately 30% of the purchase order will be delivered during the quarter ended May 31, 2015 and the balance during the quarter ended August 31, 2015.

Greystone’s sales to its major customer in fiscal year 2015 were 48% of total pallet sales compared to 58% of total pallet sales in fiscal year 2014.  The decrease in pallet sales to this major customer is the primary reason for the decline in pallet sales in fiscal year 2015 compared to fiscal year 2014. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2015 was $8,997,651, or 90% of sales, compared to $8,000,696, or 74% of sales, in fiscal year 2014.  The increase in the ratio of cost of sales to sales from fiscal year 2015 over fiscal year 2014 is primarily due to Greystone’s inflexible pallet production costs. Greystone’s direct labor and production overhead costs for pallet production increased approximately 6% from fiscal year 2014 to fiscal year 2015 while pallet production decreased approximately 18%.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $215,683 and $237,000 in fiscal years 2015 and 2014, respectively.  The benefit from income taxes for fiscal year 2014 was the result of a decrease in the amount of valuation allowance management considered necessary in determining the amount of tax benefit that will be utilized from net operating losses (NOLs) originating from prior years. For fiscal year 2015, the tax benefit was the direct result of net loss before taxes.  The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level.

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

Net Income (Loss)

Greystone recorded net loss of $(305,379) in fiscal year 2015 compared to net income of $1,572,154 in fiscal year 2014 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net loss available to common stockholders for fiscal year 2015 was $(581,623), or $(0.02) per share, compared to net income of $1,298,026, or $0.05 per share, in fiscal year 2014 primarily for the reasons discussed above.

Three-Month Period Ended November 30, 2014 Compared to Three-Month Period Ended November 30, 2013

Sales

Sales for fiscal year 2015 were $3,925,077 compared to $4,361,490 in fiscal year 2014 for a decrease of $436,413.  Pallet sales were $3,788,134, or 97% of total sales, in fiscal year 2015 compared to $3,990,050, or 91% of total sales, in fiscal year 2014 for a decrease of $201,916. Sales from recycled plastic resin were $136,943 in fiscal year 2015 compared to $371,440 in fiscal year 2014 for a decrease of $234,497.

Greystone’s sales to its major customer in fiscal year 2015 were 32% of total pallet sales compared to 39% of total pallet sales in fiscal year 2014.  The decrease in pallet sales to this major customer is the primary reason for the decline in pallet sales in fiscal year 2015 compared to fiscal year 2014. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period.  Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2015 was $4,260,438, or 109% of sales, compared to $3,635,151, or 83% of sales, in fiscal year 2014.  The increase in the ratio of cost of sales to sales from fiscal year 2015 over fiscal year 2014 is primarily due to Greystone’s inflexible pallet production costs. Greystone’s direct labor and production overhead costs for pallet production increased approximately 20% from fiscal year 2014 to fiscal year 2015 while pallet production decreased approximately 24%.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $491,000 in fiscal year 2015 compared to $545,569 in fiscal year 2014 for a decrease of $54,569. The decrease is primarily due to a $75,309 decrease in commission expense.  This decrease is not necessarily indicative of the commission expense to be expected for future periods.

Benefit from Income Taxes

The benefit from income taxes was $368,383 and $-0- in fiscal years 2015 and 2014, respectively.  The benefit recognized in fiscal years 2015 is directly related to the loss before income taxes.  The lack of benefit from income taxes for fiscal year 2014 was the result of the valuation allowance management considered necessary in determining the amount of tax benefit to be utilized from net operating losses (NOLs) originating from prior years. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level.

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

Net Loss

Greystone recorded a net loss of $(658,052) in fiscal year 2015 compared to $(12,724) in fiscal year 2014 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss available to common stockholders for fiscal year 2015 was $(796,121), or $(0.03) per share, compared to $(150,626), or $(0.01) per share, in fiscal year 2014 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six-month period ended November 30, 2014 is as follows:

Cash provided by operating activities	$1,806,434
Cash used in investing activities	(510,310)
Cash used in financing activities	(1,394,768)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$13,263,586	$1,923,523	$6,255,164	$5,084,899	$-0-

Greystone had a working capital deficit of $(1,093,024) at November 30, 2014.  Excluding the accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at November 30, 2014 was $894,122.  To provide for the funding to meet Greystone's operating activities and contractual obligations as of November 30, 2014, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2014, Warren F. Kruger, Greystone's Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone's internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone's disclosure controls and procedures were not effective at November 30, 2014.

During the six-month period ended November 30, 2014, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2014 and May 31, 2014, (ii) the Consolidated Statements of Income (Loss) for the six-month and three-month periods ended November 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 20, 2015	By:	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 20, 2015	By:	/s/ William W. Rahhal
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2014 and May 31, 2014, (ii) the Consolidated Statements of Income (Loss) for the six-month and three-month periods ended November 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2014 and 2013, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).