Form 10-Q
period 2015-02-28
GREYSTONE LOGISTICS, INC.
filed 2015-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 14, 2015 - 27,411,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2015

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2015	May 31, 2014
Assets
Current Assets:
Cash	$205,311	$661,263
Accounts receivable -
Trade, net of allowance for doubtful accounts of $71,462	636,700	2,023,563
Related party receivable	400,930	219,505
Inventory	2,938,866	1,616,165
Deferred tax asset - current	1,330,000	1,077,000
Prepaid expenses	55,813	97,170
Total Current Assets	5,567,620	5,694,666
Property and Equipment, net of accumulated depreciation	8,673,841	8,776,137
Deferred Tax Asset	951,955	1,133,000
Other Assets	138,979	163,188
Total Assets	$15,332,395	$15,766,991

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$2,550,923	$3,979,376
Accounts payable and accrued expenses	1,484,391	782,591
Accrued interest - related party	2,063,618	1,835,999
Preferred dividends payable	52,534	27,603
Total Current Liabilities	6,151,466	6,625,569
Long-Term Debt, net of current portion	10,774,829	10,524,745

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,411,201 and 26,461,201 shares issued and outstanding	2,741	2,646
Additional paid-in capital	53,490,079	53,336,106
Accumulated deficit	(56,097,967)	(55,715,203)
Total Greystone Stockholders’ Deficit	(2,605,142)	(2,376,446)
Non-controlling interest	1,011,242	993,123
Total Deficit	(1,593,900)	(1,383,323)
Total Liabilities and Deficit	$15,332,395	$15,766,991

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended February 28,
	2015	2014

Sales	$13,676,492	$15,405,169

Cost of Sales	11,428,901	11,804,150

Gross Profit	2,247,591	3,601,019

General, Selling and Administrative Expenses	1,679,041	1,782,411

Operating Income	568,550	1,818,608

Other Income (Expense):
Other income	2,500	-
Interest expense	(611,568)	(634,530)
Total Other Expense, net	(609,068)	(634,530)

Income (Loss) before Income Taxes	(40,518)	1,184,078
Benefit from Income Taxes	71,955	290,000
Net Income	31,437	1,474,078

Income Attributable to Variable Interest Entities, net	(171,119)	(146,523)

Preferred Dividends	(243,082)	(243,082)

Net Income (Loss) Attributable to Common Stockholders	$(382,764)	$1,084,473

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$(0.01)	$0.04

Weighted Average Shares of Common Stock Outstanding -
Basic	26,828,417	26,111,201
Diluted	26,828,417	27,552,209

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,
	2015	2014

Sales	$3,685,044	$4,532,762

Cost of Sales	2,431,250	3,803,454

Gross Profit	1,253,794	729,308

General, Selling and Administrative Expenses	573,099	640,529

Operating Income	680,695	88,779

Other Income (Expense):
Other income (expense)	-	(3,600)
Interest expense	(200,151)	(236,255)
Total Other Expense, net	(200,151)	(239,855)

Income (Loss) before Income Taxes	480,544	(151,076)
(Provision) Benefit from Income Taxes	(143,728)	53,000
Net Income (Loss)	336,816	(98,076)

Income Attributable to Variable Interest Entities, net	(57,820)	(35,340)

Preferred Dividends	(80,137)	(80,137)

Net Income (Loss) Attributable to Common Stockholders	$198,859	$(213,553)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.01	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic	27,309,812	26,111,201
Diluted	28,014,651	26,111,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 28,
	2015	2014
Cash Flows from Operating Activities:
Net income	$31,437	$1,474,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,054,118	1,008,959
Increase in deferred tax asset	(71,955)	(301,000)
Stock based compensation	40,068	40,068
Changes in trade accounts receivable	1,386,863	543,481
Changes in related party receivable	(256,425)	(358,746)
Changes in inventory	(1,322,701)	(1,835,297)
Changes in prepaid expenses	41,357	(91,294)
Changes in accounts payable and accrued expenses	929,419	616,053
Other	-	2,785
Net cash provided by operating activities	1,832,181	1,099,087

Cash Flows from Investing Activities:
Purchase of property and equipment	(820,364)	(2,301,788)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	13,337,500
Proceeds from revolving loan	600,000	-
Payments on long-term debt and capitalized lease	(1,425,618)	(8,190,518)
Payments on revolving loan	(385,000)	-
Payments on notes and advances payable to related party	-	(92,000)
Issuance cost of long-term debt	-	(110,996)
Proceeds from exercised stock options	114,000	-
Dividends paid on preferred stock	(218,151)	(3,469,039)
Dividends paid by variable interest entity	(153,000)	(256,318)
Net cash provided by (used in) financing activities	(1,467,769)	1,218,629

Net Increase (Decrease) in Cash	(455,952)	15,928
Cash, beginning of period	661,263	366,896

Cash, end of period	$205,311	$382,824

Non-Cash Activities:
Acquisition of equipment from related party	$75,000	$1,087,302
Capitalized equipment lease	$32,249	$-
Reduction in carrying value of equipment resulting from capital lease termination	$-	$212,312
Preferred dividend accrual	$24,931	$24,932
Supplemental Information:
Interest paid	$385,638	$322,631

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2015 and May 31, 2014, the results of its operations for the nine-month and three-month periods ended February 28, 2015 and 2014, and its cash flows for the nine-month periods ended February 28, 2015 and 2014. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2014 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine-months and three-month periods ended February 28, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2015	2014
Nine-month periods ended February 28:
Options to purchase common stock	1,150,000	350,000
Preferred stock convertible into common stock	3,333,334	3,333,334
Total	4,483,334	3,683,334

Three-month periods ended February 28:
Options to purchase common stock	-	2,450,000
Preferred stock convertible into common stock	3,333,334	3,333,334
Total	3,333,334	5,783,334

The following tables set forth the computation of basic and diluted earnings per share for the nine-month and three-month periods ended February 28, 2015 and 2014:

	2015	2014
Nine-month periods ended February 28:
Numerator -
Net income (loss) available to common stockholders	$(382,764)	$1,084,473
Denominator -
Weighted-average shares outstanding - basic	26,828,417	26,111,201
Incremental shares from assumed conversion of options	-	1,441,008
Diluted shares	26,828,417	27,552,209
Earnings (Loss) per share -
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
Three-month periods ended February 28:
Numerator -
Net income (loss) available to common stockholders	$198,859	$(213,553)
Denominator -
Weighted-average shares outstanding - basic	27,309,812	26,111,201
Incremental shares from assumed conversion of options	704,839	-
Diluted shares	28,014,651	26,111,201
Earnings (Loss) per share -
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Note 3. Inventory

Inventory consists of the following:

	February 28, 2015	May 31, 2014
Raw materials	$804,122	$1,043,411
Finished goods	2,134,744	572,754
Total inventory	$2,938,866	$1,616,165

Note 4. Related Party Transactions

Yorktown Management & Financial Services, L.L.C.

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

GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $1,072,650 and $1,072,500 for the nine months ended February 28, 2015 and 2014, respectively.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of February 28, 2015, Yorktown owes Greystone $327,486 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Trienda Holdings, L.L.C.

Trienda Holdings, L.L.C. (“Trienda”) is a manufacturer of plastic pallets of which Warren F. Kruger, Greystone’s President and CEO, has a major ownership interest and serves Trienda as the non-executive Chairman of the Board. Greystone blends and pelletizes plastic resin for Trienda using equipment and raw materials owned by Trienda. Greystone services for Trienda for the nine-month period ended Febuary 28, 2015 total $177,241. The account receivable from Trienda at February 28, 2015 was $73,444.

Note 5. Debt

Debt as of February 28, 2015 and May 31, 2014 is as follows:

	February 28, 2015	May 31, 2014
Term note payable to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $171,760	$7,378,162	$8,647,777

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2016	600,000	385,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $26,215	3,250,190	3,371,660

Note payable to Robert Rosene, 7.5% interest, due January 15, 2015	2,066,000	2,066,000

Other notes payable	31,400	33,684
	13,325,752	14,504,121
Less: Current portion	(2,550,923)	(3,979,376)
Long-term debt	$10,774,829	$10,524,745

The prime rate of interest as of February 28, 2015 was 3.25%.

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

Greystone’s debt service coverage ratio as of February 28, 2015 was 0.89 to 1:00 which was less than the required minimum as discussed above. Greystone has requested a waiver from IBC with respect to this occurrence of noncompliance.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2017. Greystone has accrued interest on the note and unpaid interest in the amounts of $227,619 and $211,002 for the nine-month periods ended February 28, 2015 and 2014, respectively. Accrued interest due to Mr. Rosene at February 28, 2015 is $2,063,618.

Note 6. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $40,068 for the nine-month periods ended February 28, 2015 and 2014, respectively. The unexpensed cost at February 28, 2015 totaled $66,780.

Note 7. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates of comparable loans. The carrying amounts reported in the consolidated balance sheet approximate fair value.

Note 8. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 44% and 50% of Greystone’s pallet sales and 40% and 47% of Greystone’s total sales for the nine months ended February 28, 2015 and 2014, respectively. Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 28, 2015, Greystone is indebted to Mr. Rosene in the amount of $4,053,146 for a note payable and related accrued interest due January 15, 2017. There is no assurance that Mr. Rosene will continue to provide extensions or guarantees in the future.

Note 9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations.

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

References to fiscal year 2015 refer to the nine and three month periods ended February 28, 2015. References to fiscal year 2014 refer to the nine and three month period ended February 28, 2014.

Sales

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

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 44% and 50% of Greystone’s pallet sales and 40% and 47% of Greystone’s total sales for the nine month-periods ended February 28, 2015 and 2014, respectively.

Personnel

Greystone had approximately 67 and 81 full-time employees as of February 28, 2015 and 2014, respectively. As necessary, Greystone utilizes temporary employment agencies to supplement its labor force.

Nine-month Period Ended February 28, 2015 Compared to Nine-month Period Ended February 28, 2014

Sales

Sales for fiscal year 2015 were $13,676,492 compared to $15,405,169 in fiscal year 2014 for a decrease of $1,728,677. Pallet sales were $12,466,944, or 91% of total sales, in fiscal year 2015 compared to $14,536,499, or 94% of total sales, in fiscal year 2014 for a decrease of $2,069,555. Other sales were $1,209,548 in fiscal year 2015 compared to $868,670 in fiscal year 2014 for an increase of $340,878.

A decrease in pallet sales to Greystone’s major customer is the primary reason for the decline in pallet sales in fiscal year 2015 from fiscal year 2014. Greystone’s sales to its major customer in fiscal year 2015 were 44% of pallet sales compared to 50% of pallet sales in fiscal year 2014. Additionally, there were non-recurring sales of approximately $711,000 in fiscal year 2014 which for the most part were offset by increased sales in Greystone’s other product lines.

Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Other sales included sales of recycled-pelletized plastic resin and tolling services for grinding and pelletizing material. During fiscal year 2015, Greystone began providing tolling services to customers to grind and/or pelletize a customer’s plastic material. However, substantially all of the sales during fiscal year 2015 and all of the sales in fiscal year 2014 resulted from sales of pelletized plastic resin. Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2015 was $11,428,901, or 84% of sales, compared to $11,804,150, or 77% of sales, in fiscal year 2014. The increase in the ratio of cost of sales to sales from fiscal year 2015 over fiscal year 2014 is primarily due to Greystone’s inflexible pallet production costs.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,679,041 in fiscal year 2015 compared to $1,782,411 in fiscal year 2014 for a decrease of $103,370. The decrease is primarily due to a $106,713 decrease in commission expense. This variation between the two periods is not necessarily indicative of the commission expense to be expected for future periods.

Benefit from Income Taxes

The benefit from income taxes was $71,955 and $290,000 in fiscal years 2015 and 2014, respectively. The benefit from income taxes for fiscal year 2014 was the result of a decrease in the amount of valuation allowance management considered necessary in determining the amount of tax benefit that will be utilized from net operating losses (NOLs) originating from prior years. For fiscal year 2015, the tax benefit was the direct result of net loss before taxes. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level.

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

Net Income

Greystone recorded net income of $31,437 in fiscal year 2015 compared to $1,474,078 in fiscal year 2014 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders for fiscal year 2015 was $(382,764), or $(0.01) per share, compared to net income of $1,084,473, or $0.04 per share, in fiscal year 2014 primarily for the reasons discussed above.

Three-Month Period Ended February 28, 2015 Compared to Three-Month Period Ended February 28, 2014

Sales

Sales for fiscal year 2015 were $3,685,044 compared to $4,532,762 in fiscal year 2014 for a decrease of $847,718. Pallet sales were $3,520,056, or 96% of total sales, in fiscal year 2015 compared to $4,035,532, or 89% of total sales, in fiscal year 2014 for a decrease of $515,476. Other sales were $164,988 in fiscal year 2015 compared to $497,230 in fiscal year 2014 for a decrease of $332,242.

During fiscal year 2014, Greystone had non-recurring sales of approximately $460,000. The decrease in pallet sales from fiscal year 2014 to fiscal year 2015 is principally due to these non-recurring sales in fiscal year 2014.

Greystone’s sales to its major customer in fiscal year 2015 were 33% of pallet sales compared to 30% of pallet sales in fiscal year 2014. While the percentage to pallet sales increased from fiscal year 2014 to 2015, the sales in dollar amounts was comparable for the two periods. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Other sales included sales of recycled-pelletized plastic resin and tolling services for grinding and pelletizing material. During fiscal year 2015, Greystone began providing tolling services to customers to grind and/or pelletize a customer’s plastic material. Substantially all of the sales in fiscal year 2015 resulted from providing tolling services. All of the sales in fiscal year 2014 were from sales of pelletized plastic resin. Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2015 was $2,431,250, or 66% of sales, compared to $3,803,454, or 84% of sales, in fiscal year 2014. The ratio of cost of sales to sales in fiscal year 2014 is higher than the ratio for fiscal year 2015 primarily due to certain charges incurred in fiscal year 2014 due to the recall of certain pallets that failed to meet customer specifications.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $573,099 in fiscal year 2015 compared to $640,529 in fiscal year 2014 for a decrease of $67,430. The decrease is primarily due to a $39,438 decrease in commission expense. This variation between the two periods is not necessarily indicative of the commission expense to be expected for future periods.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $143,728 and $(53,000) in fiscal years 2015 and 2014, respectively. The provision for (benefit from) recognized in fiscal years 2015 and 2014 is directly related to the income (loss) before income taxes. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level.

Greystone has net operating losses (“NOL’s”) for tax purpose, and until the NOLs are fully realized, management will continue to evaluate the extent that a valuation allowance is needed.  Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net income of $336,816 in fiscal year 2015 compared to a net loss of $(98,076) in fiscal year 2014 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2015 was $198,859, or $0.01 per share, compared to a net loss of $(213,553), or $(0.01) per share, in fiscal year 2014 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine-month period ended February 28, 2015 is as follows:

Cash provided by operating activities	$1,832,181

Cash used in investing activities	(820,364)

Cash used in financing activities	(1,467,769)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$13,325,752	$2,550,923	$6,215,147	$4,559,682	$-0-

Greystone had a working capital deficit of $(583,846) at February 28, 2015. Excluding the accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at February 28, 2015 was $1,479,772. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2015, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2014, which was filed on August 29, 2014. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on an evaluation as of May 31, 2014, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting.  As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at February 28, 2015.

During the nine-month period ended February 28, 2015, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2015 and May 31, 2014, (ii) the Consolidated Statements of Operations for the nine months and three months ended February 28, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2015	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2015	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2015 and May 31, 2014, (ii) the Consolidated Statements Operations for the nine months and three months ended February 28, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

