Form 10-K
period 2015-05-31
GREYSTONE LOGISTICS, INC.
filed 2015-08-31
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $5,386,626 ($0.33 per share).

As of August 26, 2015, the issuer had outstanding a total of 27,411,201 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREYSTONE LOGISTICS, INC.

FORM 10-K

PART I.

Item 1. Business.

Organization

Greystone Logistics, Inc. (“Greystone” or the “Company”) was incorporated in Delaware on February 24, 1969, under the name Permaspray Manufacturing Corporation. It subsequently changed its name to Browning Enterprises Inc. in April 1982, to Cabec Energy Corp. in June 1993, to PalWeb Corporation in April 1999 and to Greystone Logistics, Inc. in March 2005, as further described below. In December 1997, Greystone acquired all of the issued and outstanding stock of Plastic Pallet Production, Inc., a Texas corporation (“PPP”), and since that time, Greystone has primarily been engaged in the business of manufacturing and selling plastic pallets.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its president and other employees. Greystone also markets pallet leasing services. As of May 31, 2015, Greystone had an aggregate in-house production capacity of approximately 70,000 pallets per month for its medium and heavy-duty pallets and 20,000 for its lightweight nestable pallets.

Greystone’s product line as of May 31, 2015 consists of the following:

●	37” X 32” rackable pallet,

●	40” X 32” rackable pallet,

●	37” X 37” rackable pallet,

●	44” X 56” can pallet,

●	48” X 48” rackable pallet,

●	48” X 40” rackable pallet,

●	48” X 44” rackable pallet,

●	48” X 40” nestable pallet,

●	24“X 40” display pallet,

●	48“X 40” monoblock (one-piece) pallet,

●	Half-barrel keg stackable pallet,

●	Slim keg stackable pallet, and

●	36“X 36” rackable pallet.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local, national and international suppliers.

Other Business

Greystone processes recycled plastic into pellet form which may be sold or used in Greystone’s production of pallets. The sale of pelletized resin is dependent on Greystone’s ability to realize reasonable profit, which is generally based on market conditions. Greystone also provides tolling services whereby it grinds and pelletizes a customer’s plastic material for a fee.

Pallet Industry

Pallets are devices used for moving and storing freight. A pallet is used as a base for assembling, storing, stacking, handling, and transporting goods as a unit load. A pallet is constructed to facilitate the placement of a lift truck’s forks between the levels of a platform so it may be moved easily.

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

According to the National Hardwood Lumber Association (NHLA), approximately 4.5 billion board feet of hardwood lumber is used annually for containers and pallets, which is almost 40% of all hardwood produced in the U.S. According to the U.S. Environmental Protection Agency, deforestation is a significant contributor to global carbon dioxide gas emissions. Deforestation leads to CO2 emissions because the carbon sequestered in trees is emitted into the atmosphere and not counter-balanced by re-growth of new trees.

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

IBIS World forecasts modest industry growth over the next few years with little change in industry structure. Greystone believes that a gradual shifting from wood pallets to plastic pallets will take place over time. Because of the lack of concentration among wood pallet manufacturers, there is a lesser risk of coordinated response (price, performance) against the penetration of plastic pallets. Wood is also a resource which faces environmental pressures (logging issues) as well as possible substantial overseas demand (China). A Freedonia Group industrial research report estimates that the U.S. demand for plastic pallets will grow to $982 million by 2017 as compared to $655 million in 2012.

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

Employees

As of May 31, 2015, Greystone had 83 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

Marketing and Customers

Greystone’s primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base. Greystone’s existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries. Greystone has generated and plans to continue to generate interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone’s products. Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis. Greystone sells to customers through contract distributors or by direct contract through its President and other employees. In addition, Greystone markets pallets through leasing.

Greystone derives a substantial portion of its revenue from one customer. This customer accounted for approximately 51% and 56% of total sales in fiscal years 2015 and 2014, respectively. The design of Greystone’s recycled plastic pallets are approved for use by the customer and are the only plastic pallets in use for its case goods and kegs. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases approximately 3 acres of land and two buildings in Bettendorf, Iowa with a total of 120,000 square feet of manufacturing and warehouse space. The property is leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2013	$0.45	$0.29
Nov. 30, 2013	0.41	0.30
Feb. 28, 2014	0.40	0.31
May 31, 2014	0.55	0.36
Aug. 31, 2014	0.60	0.47
Nov. 30, 2014	0.50	0.29
Feb. 28, 2015	0.38	0.22
May 31, 2015	0.34	0.24

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 16, 2015, Greystone had approximately 263 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $298,288 and $3,548,286 in fiscal years 2015 and 2014, respectively.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone’s plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

●	expansion and growth of Greystone’s business and operations;

●	future financial performance;

●	future acquisitions and developments;

●	potential sales of products;

●	future financing activities; and

●	business strategy.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. A single customer currently accounts for approximately 51% of its total sales in fiscal year 2015 (56% in fiscal year 2014). There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone’s executive officers and directors control a large percentage of Greystone’s outstanding common stock and all of Greystone’s 2003 preferred stock, which entitles them to certain voting rights, including the right to elect a majority of Greystone’s Board of Directors.

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 42% of Greystone’s outstanding common stock and have approximately 49% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

Greystone’s stock trades in a limited public market and is subject to price volatility. There can be no assurance that an active trading market will develop or be sustained.

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

Greystone has not declared or paid any dividends on its common stock. Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone’s common stock. In addition, Greystone is authorized to issue, without shareholder approval, over 4,971,400,000 additional shares of its common stock and securities convertible into common stock.

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), and one variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. In addition, GSM provides tolling services, consisting of grinding and pelletizing recycled resin, on materials belonging to third parties and on GSM’s materials which are sold in pellet form.

As of May 31, 2015, Greystone had 83 full-time employees and used temporary personnel as needed. Greystone’s in-house production capacity for its medium and heavy-duty pallets is about 70,000 plastic pallets per month, or 840,000 per year and about 20,000 per month, or 240,000 per year, for its lightweight nestable pallets. Production levels generally will vary proportionately with sales.

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014

Sales

Sales were $22,293,922 for fiscal year 2015 compared to $23,449,936 for fiscal year 2014 for a decrease of $1,156,014. Pallet sales were $21,064,335 in fiscal year 2015 compared to $22,086,768 in fiscal year 2014 for a decrease of $1,022,433. Other sales decreased $133,581 from $1,363,168 in fiscal year 2014 to $1,229,587 in fiscal year 2015.

Pallet sales to Greystone’s major customer were approximately 51% of total sales in fiscal year 2015 compared to 56% in fiscal year 2014. The decline in pallet sales to Greystone’s major customer of approximately $1.7 million was partially offset by increases in sales to other customers.

Other sales consist of sales of pelletized-recycled plastic and tolling services for third parties. The decline in other sales is primarily due to a decrease approximately $339,000 in sales of Greystone’s pelletized material offset by tolling service revenue which originated in fiscal year 2015. Sales of pelletized-recycled plastic will vary depending on market conditions which will allow Greystone to realize an acceptable profit margin in the relationship of sales to the cost of purchasing and pelletizing raw materials. Increases in tolling services will limit the amount of pelletized plastic which can be produced for resale.

Cost of Sales

Cost of sales was $18,269,192 (82% of sales) and $18,107,627 (77% of sales) in fiscal years 2015 and 2014, respectively. The ratio of cost of pallet sales to pallet sales in fiscal year 2015 was 81% in fiscal year 2015 compared 75% for fiscal year 2014. The increase in cost of sales in fiscal year 2015 compared to 2014 is principally due to the inflexible fixed costs in pallet production and development costs incurred during the last three months of fiscal year 2015 in preparation to meet the production requirements for new customers.

The cost of sales for other sales was approximately 99% of sales for fiscal year 2015 compared to approximately 110% of resin sales for fiscal year 2014.

General, Selling and Administrative Expenses

General, selling and administrative expense was $2,168,762 for fiscal year 2015 compared to $2,409,115 for fiscal year 2014 for a decrease of $240,353 or approximately 10%. The decrease in fiscal year 2015 from fiscal year 2014 is primarily due to a fee of $65,000 which was paid in fiscal year 2014 to Robert B. Rosene, Jr., a Greystone board member, for his services in assisting Greystone in procuring its loans from IBC (including his personal guarantee on the loans) and legal and other costs incurred in fiscal year 2014 with respect to a proposal by Greystone to effect a reverse split, which proposal was subsequently withdrawn.

Interest Expense

Interest expense was $818,136 in fiscal year 2015 compared to $846,568 in fiscal year 2014 for a decrease of $28,432. This decrease is primarily attributable to the impact of the five year amortization for the IBC term loan.

(Provision for) Benefit from Income Taxes

The provision for income taxes was $430,763 in fiscal year 2015 compared to a benefit from income taxes of $1,040,000 in fiscal year 2014. The benefit from income taxes for fiscal year 2014 was the result of a decrease in the valuation allowance management considered necessary in determining the amount of tax benefit that will be utilized from net operating losses (NOLs) originating from prior years. As of May 31, 2014, as well as May 31, 2015, Greystone’s management determined that no valuation allowance was considered necessary. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level and certain expiring NOLs which are limited by the Internal Revenue Code due to a change in control of the ownership of Greystone.

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

Net Income

Net income was $609,569 in fiscal year 2015 compared to $3,131,626 in fiscal year 2014 for a decrease of $2,522,057 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $57,565, or $0.00 per share, in fiscal year 2015 compared to $2,606,063, or $0.10 per share, in fiscal year 2014 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2015 is as follows:

Cash provided by operating activities	$3,307,469
Cash used in investing activities	$(991,950)
Cash used in financing activities	$(2,377,895)

Long-term debt obligations of Greystone as of May 31, 2015 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$12,579,011	$2,278,164	$6,275,683	$4,025,164	$—

Greystone had a working capital deficit of $(30,559) at May 31, 2015. The exclusion of accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, in the amount of $2,143,275 as of May 31, 2015 results in working capital of $2,112,716.

Greystone’s principal long-term debt obligations include a term note with International Bank of Commerce which matures on January 31, 2019 and a note payable and accrued interest payable to Mr. Rosene maturing on January 15, 2017. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2015, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2015 has been provided by loans or through bank loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accumulated dividends to its preferred stockholders during fiscal years 2015 and 2014 and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

Transactions with Warren Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material which Greystone may purchase at market prices. Greystone compensates Yorktown for the use of equipment as discussed below. In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200 ($2,000 prior to April 1, 2015).

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of May 31, 2015, Yorktown owes Greystone $450,748 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Rental fees. GSM pays a weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2015 and 2014.

Acquisition of equipment. On and effective January 31, 2014, Greystone, GSM, Warren Kruger, Greystone’s President and CEO, and Yorktown entered into a Bill of Sale and Assignment (the “Bill of Sale”) providing for the acquisition of an injection molding machine, a lift crane and several injection molds by GSM from Yorktown for $2,400,000. Immediately prior to the acquisition, Yorktown owed GSM $3,750,085 and Greystone owed Mr. Kruger $2,662,782. The Bill of Sale provided for the offset of GSM’s receivable and Greystone’s payable, on a dollar-for-dollar basis, leaving a balance of $1,087,303 owed by Yorktown. The purchase price of $2,400,000 was offset by the balance of $1,087,303 owed by Yorktown resulting in a cash payment to Yorktown of $1,312,697. Greystone made payments to Yorktown of $84,983 for use of this equipment in fiscal year 2014.

Other transactions. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2015. As discussed above effective January 31, 2014, Mr. Kruger applied this note and advances and accrued interest of $1,318,295 as an offset against certain balances which Yorktown owed to Greystone. Through January 31, 2014, Greystone accrued interest of $93,729 on advances and note payable to Mr. Kruger at the rate of 7.5% per year.

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

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2016. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. The proceeds from the Revolving Loan are used for general working capital purposes.

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

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into an agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2017. Greystone has accrued interest on the loans in the amounts of $307,276 and $284,845 in fiscal years 2015 and 2014, respectively. Accrued interest due to Mr. Rosene at May 31, 2015 is $2,143,275.

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

As of May 31, 2015, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2015 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2015. In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, Greystone’s CEO and CFO identified two material weaknesses. As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2015. The material weaknesses are as follows:

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2015
Larry LeBarre	Director	2015
Robert B. Rosene, Jr.	Director	2015
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 59 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of TriEnda Holdings, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over thirty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 59, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments. Mr. LeBarre became a director of Greystone effective May 5, 2012.

Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s board of directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 61, is Chairman of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Sooner Holdings, Inc. since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s board of directors.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 74, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2015, Greystone had not established an audit committee and the entire Board of Directors essentially serves as Greystone’s audit committee.

Code of Ethics

Effective April 8, 2008, Greystone adopted a Code of Ethics applicable to Greystone’s officers and directors, including Greystone’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics. Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Greystone’s directors, officers and persons who beneficially own more than 10% of any class of Greystone’s equity securities registered under Section 12 to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such registered securities of Greystone. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to Greystone copies of all Section 16(a) reports they file.

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2015, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2015 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Reports Not Reported on a Timely Basis	Number of Reports Not Filed
Warren F. Kruger	2	2	0
Robert B. Rosene, Jr.	1	1	0
William W. Rahhal	1	1	0

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2015, 2014 and 2013:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	Total

Warren F. Kruger,	2015	$240,000	$2,000	$-	$-	$242,000
President and Chief	2014	$240,000	$32,000	$-	$-	$272,000
Executive Officer	2013	$240,000	$29,000	$50,800	$-	$319,880

William W. Rahhal,	2015	$100,000	$2,000	$-	$-	$102,000
Chief Financial Officer	2014	$79,808	$14,500	$-	$-	$94,308
	2013	$65,000	$10,000	$25,440	$-	$100,440

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2015:

Outstanding Equity Awards at Fiscal Year End

Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date
Warren F. Kruger, President and Chief Executive Officer	-	250,000	(a)	$0.12	5/31/2022
William W. Rahhal, Chief Financial Officer	-	125,000	(a)	$0.12	5/31/2022
Larry LeBarre, Member of Board of Directors	-	100,000	(a)	$0.12	5/31/2022
Robert B. Rosene, Jr., Member of Board of Directors	-	175,000	(a)	$0.12	5/31/2022

(a) The options become exercisable 50% effective June 1, 2015 and 50% June 1, 2016.

Directors’ Compensation

Greystone does not normally pay cash compensation to the members of its Board of Directors for their service on the Board. However, as discussed under the caption “Other Transactions” in Item 13, Greystone paid Mr. Rosene a fee of $65,000 during the year ended May 31, 2014 in connection with his efforts for Greystone to obtain financing from IBC, including his corresponding guaranty thereof. From time to time in the past, Greystone has granted options to the members of its Board of Directors under its stock option plan as compensation for serving on Greystone’s Board of Directors.

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

Amended and Restated Stock Option Plan

General. Greystone’s Amended and Restated Stock Option Plan (the “Stock Plan”) is administered by the Board of Directors of Greystone or, if the Board so authorizes, by a committee of the Board of Directors consisting of not less than two members of the Board of Directors. The Stock Plan is presently administered by the entire Board of Directors since no separate committee of the Board has been designated to administer the Stock Plan. Accordingly, many of the references below in this description of the Stock Plan to the Board of Directors could also be construed to be a committee thereof. All managerial and other key employees of Greystone and/or its subsidiaries who hold positions of significant responsibility or whose performance or potential contribution, in the judgment of the Board of Directors, will benefit the future success of Greystone are eligible to receive grants under the Stock Plan. In addition, each director of Greystone who is not an employee of Greystone is eligible to receive certain option grants pursuant to provisions of the Stock Plan. Previously, the Stock Plan was set to expire on May 11, 2011 and the maximum number of shares of common stock in respect of which options could be granted under the Stock Plan was 2,000,000. However, on May 5, 2012, the Board of Directors voted to cause the Stock Plan to be extended for another 10 years and to increase the number of shares of common stock in respect of which options could be granted to 2,500,000. This number is subject to appropriate equitable adjustment in the event of a reorganization, stock split or stock dividend or other similar change affecting Greystone’s common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2015, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2015:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,150,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,150,000	$0.12	-0-

Security Ownership of Certain Beneficial Owners and Management

As of August 26, 2015, Greystone had 27,411,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2015, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	9,773,563	(5)	33.47%	25,000	50.00%	9,648,563	31.38%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	245,383	(6)	0.89%	-0-	-0-	182,883	0.59%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	4,798,217	(7)	16.45%	25,000	50.00%	4,710,717	15.32%
Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	484,203	(8)	1.76%	-0-	-0-	434,203	1.41%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	1,920,003	(9)	6.98%	-0-	-0-	1,832,503	5.96%
All Directors & Officers as a Group (4 persons)	15,301,366	(10)	49.25%	50,000	100.00%	14,976,366	48.71%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 30,7444,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 7,956,097 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 125,000 shares of common stock that Mr. Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; and (v) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 182,883 shares of common stock that Mr. Rahhal which owns as a joint tenant and (ii) 62,500 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(7)	The total includes: (i) 2,995,951 shares of common stock beneficially owned directly by Mr. Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 87,500 shares of common stock that Mr. Rosene has the right to acquire with options; and (iv) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes (i) 434,203 shares of common stock beneficially owned directly by Mr. LeBarre (ii) 50,000 shares of common stock that Mr. LeBarre has the right to acquire in connection with options.

(9)	The total includes: (i) 1,700,929 shares of common stock beneficially owned directly by Mr. Pritchard; (ii) 131,574 shares held of record by Maritch Services, Inc. and (iii) 87,500 shares of common stock that Mr. Pritchard has the right to acquire with options.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 11,643,034 shares of common stock; (ii) 325,000 shares of common stock issuable upon exercise of vested stock options; (iii) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (iv) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets of which Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest and serves TriEnda as the non-executive Chairman of the Board. Beginning in fiscal year 2015, Greystone blends and pelletizes plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $220,962 in fiscal year 2015. The account receivable from TriEnda at May 31, 2015 was $22,344.

Transactions with Green Plastic Pallets

During fiscal year 2015, Greystone had sales totaling $333,253 to Green Plastic Pallets (“Green”). Green is an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Fiscal year 2015 is the first year that Greystone had sales to Green.

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

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. Larry LeBarre, a member of Greystone’s board of directors, to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease was amended March 31, 2015 to extend the lease through September 30, 2015. Lease payments were $300,000 for each of fiscal years 2015 and 2014.

In connection with services provided by Robert B. Rosene, Jr., a member of Greystone’s board of directors, in assisting Greystone in procuring its loan with International Bank of Commerce, including providing a corresponding personal guarantee, Greystone’s board of directors approved a payment to Mr. Rosene of $65,000 (1% of the dollar amount of his personal guarantee under the loan agreement dated January 31, 2014 between Greystone and IBC).

Director Independence

Greystone has determined that Messrs. LeBarre and Rosene are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards. Because of the small size of Greystone’s Board of Directors, it has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Kruger is not considered “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2015 and May 31, 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees

Audit Fees(1)	$140,000	$152,665
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$140,000	$152,665

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2015 and May 31, 2014, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit No.	Description

2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to Greystone’s Form 10-KSB, which was filed on May 2, 2000).

10.3**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.4**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.8	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.10	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.11	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.12	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.13	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.14	Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.15	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.16	Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.17**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended May 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 31, 2015	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2015	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2015	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 31, 2015	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 31, 2015	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income, changes in deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
August 31, 2015

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2015	2014
Assets
Current Assets:
Cash	$598,887	$661,263
Accounts receivable -
Trade, net of allowance for doubtful accounts of $13,260 and $71,462, respectively	1,453,416	2,023,563
Related party receivables	519,659	219,505
Inventory	1,429,344	1,616,165
Deferred tax asset - current	1,222,110	1,077,000
Prepaid expenses	20,249	97,170
Total Current Assets	5,243,665	5,694,666

Property and Equipment, net of accumulated depreciation	8,509,315	8,776,137

Deferred Tax Asset – non-current	557,127	1,133,000

Other Assets	129,634	163,188

Total Assets	$14,439,741	$15,766,991

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$2,278,164	$3,979,376
Accounts payable and accrued expenses	798,470	782,591
Accrued expenses - related parties	2,143,275	1,835,999
Preferred dividends payable	54,315	27,603
Total Current Liabilities	5,274,224	6,625,569

Long-Term Debt, net of current portion	10,300,847	10,524,745

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,411,201 and 26,461,201 shares issued and outstanding	2,741	2,646
Additional paid-in capital	53,503,435	53,336,106
Accumulated deficit	(55,657,638)	(55,715,203)
Total Greystone Stockholders’ Deficit	(2,151,457)	(2,376,446)
Non-controlling interest	1,016,127	993,123
Total Deficit	(1,135,330)	(1,383,323)

Total Liabilities and Deficit	$14,439,741	$15,766,991

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2015	2014

Sales	$22,293,922	$23,449,936

Cost of Sales	18,269,192	18,107,627

Gross Profit	4,024,730	5,342,309

General, Selling and Administrative Expenses	2,168,762	2,409,115

Operating Income	1,855,968	2,933,194

Other Income (Expense):
Other income	2,500	5,000
Interest expense	(818,136)	(846,568)
Total Other Expense, net	(815,636)	(841,568)

Income before Income Taxes	1,040,332	2,091,626
(Provision for) Benefit from Income Taxes	(430,763)	1,040,000
Net Income	609,569	3,131,626

Income Attributable to Variable Interest Entity	(227,004)	(200,563)

Preferred Dividends	(325,000)	(325,000)

Net Income Attributable to Common Stockholders	$57,565	$2,606,063

Income Per Share of Common Stock -
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

Weighted Average Shares of Common Stock Outstanding -
Basic	26,975,312	26,198,701
Diluted	27,771,466	27,674,939

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Variable Interest	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Entity	Deficit
Balances, May 31, 2013	50,000	$5	26,111,201	$2,611	$53,142,717	$(58,321,266)	$(5,175,933)	$1,139,878	$(4,036,055)

Common stock options exercised	-	-	350,000	35	139,965	-	140,000	-	140,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(347,318)	(347,318)

Preferred dividends	-	-	-	-	-	(325,000)	(325,000)	-	(325,000)

Net income	-	-	-	-	-	2,931,063	2,931,063	200,563	3,131,626

Balances, May 31, 2014	50,000	5	26,461,201	2,646	53,336,106	(55,715,203)	(2,376,446)	993,123	(1,383,323)

Common stock options exercised	-	-	950,000	95	113,905	-	114,000	-	114,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(204,000)	(204,000)

Preferred dividends	-	-	-	-	-	(325,000)	(325,000)	-	(325,000)

Net income	-	-	-	-	-	382,565	382,565	227,004	609,569

Balances, May 31, 2015	50,000	$5	27,411,201	$2,741	$53,503,435	$(55,657,638)	$(2,151,457)	$1,016,127	$(1,135,330)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$609,569	$3,131,626
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,431,823	1,309,573
Decrease (increase) in deferred tax asset	430,763	(1,051,000)
Stock based compensation	53,424	53,424
Changes in trade accounts receivable	501,236	216,031
Changes in related party receivable	(306,243)	(491,682)
Changes in inventory	186,821	(571,786)
Changes in prepaid expenses	76,921	22,028
Changes in accounts payable and accrued expenses	323,155	(459,814)
Other	-	2,785
Net cash provided by operating activities	3,307,469	2,161,185

Cash Flows from Investing Activities:
Purchase of property and equipment	(991,950)	(2,246,101)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	12,612,500
Proceeds from revolving loan	850,000	885,000
Payments on long-term debt and capitalized lease	(1,904,607)	(8,640,891)
Payments on revolving loan	(935,000)	(500,000)
Payments on notes and advances payable to related parties	-	(92,000)
Issuance cost of long-term debt	-	(129,722)
Proceeds from exercised stock options	114,000	140,000
Dividends paid on preferred stock	(298,288)	(3,548,286)
Dividends paid by variable interest entity	(204,000)	(347,318)
Net cash provided by (used in) financing activities	(2,377,895)	379,283

Net Increase (Decrease) in Cash	(62,376)	294,367
Cash, beginning of year	661,263	366,896

Cash, end of year	$598,887	$661,263

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

May 31, 2015 and 2014

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”), through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacture and marketing of plastic pallets and pelletized recycled plastic resin.

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

Accounts Receivable and Allowance for Doubtful Accounts

Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and history of collections. Based on periodic reviews of outstanding accounts receivable, Greystone writes off balances deemed to be uncollectible against the allowance for doubtful accounts.

Inventory

Inventory consists of finished pallets and raw materials and is stated at the lower of average cost or market value.

Property, Plant and Equipment

Greystone’s property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives, as follows:

Plant buildings	39 years
Production machinery and equipment	5-10 years
Leasehold improvements	5-7 years
Furniture & fixtures	3-5 years

Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the asset’s carrying amount exceeds the cash flows, a write-down to fair value is required.

Other Assets

Other assets includes certain intangible costs as follows:

(1)	Patents on the modular pallet system and accessories which are being amortized using the straight-line method over the estimated useful life of 15 years.

(2)	Debt issue costs which are being amortized over the term of the underlying note payable or five years.

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

Recognition of Revenues

Greystone’s sales agreements to customers other than its primary customer generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa. Revenue is recognized for these customers at the date of shipment.

Greystone’s agreement with its major customer provides that (1) risk of loss or damages for product in transit remain with Greystone and (2) the product is subject to approval and acceptance at the buyer’s premises. Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2015 and 2014, convertible preferred stock and stock options are not considered as their effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2015 and 2014 as their effect would have been antidilutive:

	2015	2014
Convertible preferred stock	3,333,333	3,333,333

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 2014-09 will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations. On July 9, 2015, FASB voted to approve a one-year deferral of the effective date such that the effective date for Greystone’s interim and annual periods begins June 1, 2018.

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The requirement of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Greystone does not believe that the impact of this ASU will have a material impact on our financial position and results of operations.

Note 2.	INVENTORY

Inventory consists of the following as of May 31:

	2015	2014
Raw materials	$665,702	$1,043,411
Finished pallets	763,642	572,754

Total Inventory	$1,429,344	$1,616,165

Note 3.	PROPERTY AND EQUIPMENT

A summary of the property and equipment for Greystone is as follows, as of May 31:

	2015	2014
Production machinery and equipment	$13,120,285	$12,826,529
Plant buildings and land	4,663,339	4,663,339
Leasehold improvements	198,568	203,034
Furniture and fixtures	90,280	210,196
	18,072,472	17,903,098

Less: Accumulated depreciation	(9,563,157)	(9,126,961)

Net Property and Equipment	$8,509,315	$8,776,137

Production machinery and equipment includes equipment in the amount of $157,396 that had not been placed into service as of May 31, 2015. The plant buildings and land are owned by GRE, a VIE, and have a net book value of $3,360,037 at May 31, 2015.

Depreciation expense for the years ended May 31, 2015 and 2014 is $1,398,269 and $1,274,453, respectively.

Note 4.	OTHER ASSETS

Other assets consist of the following as of May 31:

	2015	2014
Patents	$190,739	$190,739
Debt issue costs	129,722	129,722
Accumulated amortization	(190,827)	(157,273)
Total Other Assets	$129,634	$163,188

Amortization of intangibles was $33,554 and $35,120 for 2015 and 2014, respectively. Future amortization for the next five years will be $37,380, $36,467, $35,982, $19,805 and $-0-.

Note 5.	LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2015	2014
Note payable to International Bank of Commence, interest rate of 4.5%, monthly principal and interest payments of $171,760, maturing January 31, 2019	$6,945,884	$8,647,777

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4%, due January 31, 2016	300,000	385,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	3,207,553	3,371,660

Note payable to Robert Rosene, 7.5% interest, due January 15, 2017	2,066,000	2,066,000

Other	59,574	33,684
	12,579,011	14,504,121
Less: Current portion	(2,278,164)	(3,979,376)
Long-term debt	$10,300,847	$10,524,745

The prime rate of interest as of May 31, 2015 was 3.25%.

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

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2016. The amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. As of May 31, 2015, the interest rate on the Revolving Loan was 4%. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers may be reborrowed by the Borrowers. The proceeds from the Revolving Loan will be used for general working capital purposes.

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

Greystone’s debt service coverage ratio as of May 31, 2015 was 0.54 to 1:00 which was less than the required minimum as discussed above. IBC has issued a waiver with respect to this occurrence of noncompliance.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500. The loan provides for a 4.5% interest rate and a maturity of January 31, 2019. The loan is secured by a mortgage on the property. In addition, the mortgaged property is cross collateralized pursuant to the IBC Loan Agreement with Greystone. The proceeds of the loan were used to pay the outstanding obligation with The F&M Bank & Trust Company in the amount of $3,197,682.

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2015 are $2,278,164, $4,122,957, $2,152,726, $4,016,603 and $8,561.

Note 6.	RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material. Greystone compensates Yorktown for the use of equipment as discussed below. In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200 ($2,000 prior to April 1, 2015).

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of May 31, 2015, Mr. Kruger and Yorktown owe Greystone $450,748 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

Rental fees. GSM pays weekly rental fees to Yorktown of $22,500 and $5,000 for grinding equipment and pelletizing equipment. Total equipment rental fees were approximately $1,430,000 in each of the fiscal years 2015 and 2014.

Acquisition of equipment. On and effective January 31, 2014, Greystone, GSM, Warren Kruger, Greystone’s President and CEO, and Yorktown entered into a Bill of Sale and Assignment (the “Bill of Sale”) providing for the acquisition of an injection molding machine, a lift crane and several injection molds by GSM from Yorktown for $2,400,000. Immediately prior to the acquisition, Yorktown owed GSM $3,750,085 and Greystone owed Mr. Kruger $2,662,782. The Bill of Sale provided for the offset of GSM’s receivable and Greystone’s payable, on a dollar-for-dollar basis, leaving a balance of $1,087,303 owed by Yorktown. The purchase price of $2,400,000 was offset by the balance of $1,087,303 owed by Yorktown resulting in a cash payment to Yorktown of $1,312,697. Greystone made payments to Yorktown of $84,983 for use of this equipment in fiscal year 2014 through the date of acquisition.

Other transactions. Effective December 15, 2005, Greystone entered into a loan agreement with Warren Kruger to convert $527,716 of advances due him into a note payable at 7.5% interest and Mr. Kruger has waived payment of interest and principal thereon until January 15, 2015. As discussed above effective January 31, 2014, Mr. Kruger applied this note and advances and accrued interest of $1,318,295 as an offset against certain balances which Yorktown owed to Greystone. Through January 31, 2014, Greystone accrued interest on advances and note payable to Mr. Kruger at the rate of 7.5% per year which totaled $93,729 for fiscal year 2014.

Transactions with TriEnda Holdings, L.L.C.

Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest in and serves as the non-executive Chairman of the Board of TriEnda Holdings, L.L.C. (“TriEnda”), a manufacturer of plastic pallets. Beginning in fiscal year 2015, Greystone blends and pelletizes plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $220,692 in fiscal year 2015. The account receivable from TriEnda at May 31, 2015 was $22,344.

Transactions with Robert B. Rosene, Jr., Director

Effective December 15, 2005, Greystone entered into an agreement with Mr. Rosene to convert $2,066,000 of the advances into a note payable at 7.5% interest and Mr. Rosene has waived the payment of principal until January 15, 2017. Greystone has accrued interest on the loans in the amounts of $307,276 and $284,845 in fiscal years 2015 and 2014, respectively. Accrued interest due to Mr. Rosene at May 31, 2015 is $2,143,275.

In connection with services provided by Robert B. Rosene, Jr., a member of Greystone’s board of directors, in assisting Greystone in procuring its loan with International Bank of Commerce including providing a corresponding personal guarantee, Greystone’s board of directors approved the payment of a fee in fiscal year 2014 of $65,000 to Mr. Rosene.

Transactions with Larry J. LeBarre, Director

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease was amended March 31, 2015 to extend the lease through September 30, 2015. Lease payments were $300,000 for each of fiscal years 2015 and 2014.

Transactions with Green Plastic Pallets

During fiscal year 2015, Greystone had sales totaling $333,253 to Green Plastic Pallets (“Green”). Green is an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Fiscal year 2015 is the first year that Greystone had sales to Green.

Note 7.	FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax asset:
Net operating loss carryforward	$1,892,673	$1,936,834
Depreciation and amortization, financial reporting in excess of tax	-	219,838
Stock compensation costs	21,632	36,328
Allowance for doubtful accounts	4,508	17,000
Other	13,429	-
Total deferred tax asset	1,932,242	2,210,000
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(153,005)	-
Net deferred tax asset	$1,779,237	$2,210,000

Deferred tax assets were classified in the consolidated balance sheets at May 31, as follows:

	2015	2014
Deferred tax assets - current	$1,222,110	$1,077,000
Deferred tax assets - non-current	557,127	1,133,000
Deferred tax assets - total	$1,779,237	$2,210,000

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has reduced the valuation allowance which allows for recognition of the tax benefits as deferred tax assets for May 31, 2015 and 2014, respectively.

The net change in deferred taxes for the year ended May 31, 2015 and 2014 is as follows:

	2015	2014
Net operating loss carryforward	$(44,121)	$(28,536)
Depreciation and amortization, financial reporting in excess of tax	(372,843)	(223,339)
Stock compensation costs	(14,696)	18,164
Deferred compensation accrual	-	(244,800)
Allowance for doubtful accounts	(12,532)	(17,000)
Valuation allowance	-	1,546,511
Other	13,429	-
Total	$(430,763)	$1,051,000

The provision (benefit) for income taxes at May 31 consists of the following:

	2015	2014
Current income tax – Federal and State	$-	$11,000
Deferred income tax provision (benefit)	430,763	(1,051,000)
Provision for (benefit from) income taxes	$430,763	$(1,040,000)

Greystone’s provision (benefit) for income taxes for the years ended May 31, 2015 and 2014 differs from the federal statutory rate as follows:

	2015	2014
Tax provision using statutory rates	34%	34%
Net operating loss expiration	7	-
Net change in valuation allowance	-	(75)
Other	1	(9)
Tax provision (benefit) per financial statements	42%	(50)%

At May 31, 2015, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $17,242,600 expiring in fiscal year 2015 through fiscal year 2025 of which $2,250,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative through May 31, 2005	$2,250,000	2016 - 2025
Year ended May 31, 2006	237,364	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	266,095	2035

Greystone is no longer subject to income tax examinations by tax authorities for years prior to fiscal year 2006.

Greystone does not have any uncertain tax positions that could result in a material change to its financial position.

Note 8.	STOCKHOLDERS’ EQUITY

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

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Effective May 5, 2012, Greystone’s board of directors approved the renewal and extension of Greystone’s stock option plan through May 11, 2021 and increased the maximum number of shares of common stock for which options may be granted to 2,500,000 of which none were available for grant at May 31, 2015. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2015:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2013	2,450,000	$0.16
Exercised during fiscal year 2014	(350,000)	$0.40
Total outstanding May 31, 2014	2,100,000	$0.12	7.0
Exercised during fiscal year 2015	(950,000)	$0.12
Total outstanding May 31, 2015	1,150,000	$0.12	7.0
Exercisable as of May 31, 2015	100,000	$0.12	7.0	$18,000
Non-vested as of May 31, 2015	1,050,000	$0.12	7.0	$189,000

Share-based compensation cost was $53,424 for fiscal years 2015 and 2014, respectively. As of May 31, 2015, the unrecognized compensation expense related to non-vested share-based options was $53,424 which will be fully amortized during fiscal year 2016.

Note 10.	FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2015 and 2014, the carrying amounts reported in the balance sheet approximate fair value.

Note 11.	SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2015	2014
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$64,497	$-
Acquisition of equipment in exchange for net related party receivable	$75,000	$1,087,302
Reduction in net carrying value of equipment resulting from capital lease termination	$-	$212,311
Settlement of related party note payable in acquisition of equipment	$-	$527,716
Preferred dividend accrual	$26,712	$27,603

Supplemental information:
Interest paid	$511,496	$567,507
Taxes paid	$-	$26,045

Note 12.	CONCENTRATIONS

For the fiscal years ended May 31, 2015 and 2014, one customer accounted for approximately 51% and 56% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from Greystone’s major customer which were approximately $1,582,000 and $1,499,000 in fiscal years 2015 and 2014, respectively.

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

The buildings, having a carrying value of $3,360,037 and $3,475,909 at May 31, 2015 and 2014, respectively, serve as collateral for GRE’s debt. The debt had a carrying value of $3,207,553 and $3,371,660 at May 31, 2015 and 2014, respectively.

Note 14.	COMMITMENTS

At May 31, 2015, Greystone had commitments totaling $104,000 for the acquisition of equipment.

Index to Exhibits

Exhibit No.	Description

2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Form of Indemnity Agreement between Members of the Board of Directors and PalWeb Corporation (incorporated herein by reference to Exhibit 10.30 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Indemnity Agreement by and between The Union Group, Inc., and Cabec Energy Corp. dated August 31, 1998 (incorporated herein by reference to Exhibit 10.6 of Amendment No. 3 to Greystone’s Form 10-KSB, which was filed on May 2, 2000).

10.3**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.4**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.6**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.7 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.8	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.10	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.11	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.12	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.13	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.14	Yorktown Management & Financial Services, LLC Molds, Grinder, Ancillary Resin Handling Equipment, Bumper Contract, Raw Materials and Finished Goods Inventory Purchase Agreement and Bill of Sale dated as of February 7, 2007, by and between Greystone Logistics, Inc. and Yorktown Management & Financial Services, LLC (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K dated February 7, 2007, which was filed with the SEC on February 27, 2007).

10.15	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.16	Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.18**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended May 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.