Form 10-Q
period 2015-08-31
GREYSTONE LOGISTICS, INC.
filed 2015-10-20
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2015

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 13, 2015 - 27,411,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2015

2

PART I. OTHER INFORMATION

ITEM 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	August 31, 2015	May 31, 2015

Assets
Current Assets:
Cash	$718,193	$598,887
Accounts receivable -
Trade, net of allowance of $13,260	1,802,986	1,453,416
Related party receivables	486,583	519,659
Inventory	2,054,267	1,429,344
Deferred tax asset - current	1,232,881	1,222,110
Prepaid expenses and other	10,000	20,249
Total Current Assets	6,304,910	5,243,665
Property, Plant and Equipment	18,355,006	18,072,472
Less: Accumulated Depreciation	(9,942,123)	(9,563,157)
Property, Plant and Equipment, net	8,412,883	8,509,315
Deferred Tax Asset	551,641	557,127
Other Assets	121,578	129,634
Total Assets	$15,391,012	$14,439,741

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$1,987,039	$2,278,164
Accounts payable and accrued expenses	2,534,677	798,470
Accounts payable and accrued expenses - related parties	2,224,470	2,143,275
Preferred dividends payable	55,206	54,315
Total Current Liabilities	6,801,392	5,274,224
Long-Term Debt, net of current portion	9,796,116	10,300,847
Deficit:
Preferred stock, $0.0001 par value, $5,000,000 liquidation preference Shares authorized: 20,750,000 Shares issued and outstanding: 50,000	5	5
Common stock, $0.0001 par value Shares authorized: 5,000,000,000 Shares issued and outstanding: 27,411,201	2,741	2,741
Additional paid-in capital	53,516,791	53,503,435
Accumulated deficit	(55,748,953)	(55,657,638)
Total Greystone Stockholders’ Deficit	(2,229,416)	(2,151,457)
Non-controlling interests	1,022,920	1,016,127
Total Deficit	(1,206,496)	(1,135,330)
Total Liabilities and Deficit	$15,391,012	$14,439,741

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,
	2015	2014
Sales	$5,569,981	$6,066,371

Cost of Sales	4,629,316	4,737,213

Gross Profit	940,665	1,329,158

General, Selling and Administrative Expenses	702,142	614,942

Operating Income	238,523	714,216

Other Income (Expense):
Interest expense	(195,412)	(208,843)

Income before Income Taxes	43,111	505,373
Benefit from (Provision for) Income Taxes	5,285	(152,700)

Net Income	48,396	352,673

Income Attributable to Variable Interest Entity	(57,793)	(56,257)

Preferred Dividends	(81,918)	(81,918)

Net Income (Loss) Attributable to Common Stockholders	$(91,315)	$214,498

Income (Loss) Attributable to Common Stockholders:
Per Share of Common Stock - Basic and Diluted	$0.00	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	27,411,201	26,461,201
Diluted	27,411,201	28,085,729

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended August 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$48,396	$352,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,324	343,333
Deferred income taxes	(5,285)	152,700
Stock-based compensation	13,356	13,356
Changes in trade receivables	(349,570)	966,704
Changes in related party receivable	33,076	(115,604)
Changes in inventory	(624,923)	(405,953)
Changes in prepaid expenses and other	10,249	67,530
Change in other assets	(1,303)	-
Changes in accounts payable and accrued expenses	1,817,402	69,109
Net cash provided by operating activities	1,329,722	1,443,848

Cash Flows from Investing Activities:
Purchase of property and equipment	(282,534)	(443,000)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(495,855)	(318,163)
Payments on revolving loan	(300,000)	(385,000)
Payments on preferred dividends	(81,027)	(54,315)
Distributions by variable interest entity	(51,000)	(51,000)
Net cash used in financing activities	(927,882)	(808,478)

Net Increase in Cash	119,306	192,370
Cash, beginning of period	598,887	661,263

Cash, end of period	$718,193	$853,633

Non-Cash Activities:
Acquisition of equipment from related party	$-	$75,000
Preferred dividend accrual	$55,206	$55,206
Supplemental Information:
Interest paid	$126,646	$101,299

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2015, and the results of its operations and its cash flows for the three-month periods ended August 31, 2015 and 2014. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2015 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. For the three months ended August 31, 2015, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,334 shares of common stock and common stock options to purchase 1,150,000 of common stock. For the three months ended August 31, 2014, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,334 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2015 and 2014:

	2015	2014
Numerator:
Net income (loss) attributable to common shareholders	$(91,315)	$214,498

Denominator:
Weighted-average shares outstanding:
Basic	27,411,201	26,461,201
Incremental shares from assumed conversion of options	-	1,624,528
Diluted shares	27,411,201	28,085,729
Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Note 3. Inventory

Inventory consists of the following:

	August 31, 2015	May 31, 2015
Raw materials	$710,764	$665,702
Finished goods	1,343,503	763,642
Total inventory	$2,054,267	$1,429,344

Note 4. Related Party Receivable

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Yorktown also owns a plastic grinding and wash line facility used to recycle plastic into usable raw material which Greystone may purchase at market prices. Greystone compensates Yorktown for the use of this equipment as discussed below. In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $357,500 and $385,260 for the three months ended August 31, 2015 and 2014, respectively.

Greystone pays the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs are invoiced to Yorktown on a monthly basis. As of August 31, 2015, Yorktown owes Greystone $438,273 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

TriEnda Holdings, L.L.C.

Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest in and serves as the non-executive Chairman of the Board of TriEnda Holdings, L.L.C. (“TriEnda”). TriEnda uses a thermoform process to manufacturer plastic pallets, protective packaging and returnable dunnage. Beginning in fiscal year 2015, Greystone blends and pelletizes plastic resin using TriEnda’s equipment and raw materials. As of August 31, 2015, the account receivable from TriEnda was $3,113. In addition, Greystone owed TriEnda $49,413 for recycled plastic acquired from TriEnda.

Green Plastic Pallets

Greystone sells plastics pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. As of August 31, 2015, Greystone had sales of $55,080 and an account receivable from Green in the amount of $45,197.

Note 5. Debt

Debt as of August 31, 2015 and May 31, 2015 is as follows:

	August 31, 2015	May 31, 2015

Term note payable to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $171,760	$6,506,944	$6,945,884

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2016	-	300,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $26,215	3,151,685	3,207,553

Note payable to Robert Rosene, 7.5% interest, due January 15, 2017	2,066,000	2,066,000

Other	58,526	59,574
	11,783,155	12,579,011
Less: Current portion	(1,987,039)	(2,278,164)
Long-term debt	$9,796,116	$10,300,847

 The prime rate of interest as of August 31, 2015 was 3.25%.

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

Greystone’s debt service coverage ratio as of August 31, 2015 was 0:53 to 1:00 which was less than the required minimum as discussed above. IBC has granted Greystone a waiver with respect to this occurrence of noncompliance.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500. The loan is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note 6. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $13,356 for the three months ended August 31, 2015 and 2014, respectively. The unexpensed cost at August 31, 2015 totaled $40,068.

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

On August 18, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which adds to the FASB Accounting Standards Codification® SEC paragraphs pursuant to the SEC staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit (LOC) arrangements. Specifically, the ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.

Note 9. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 31% and 51% of Greystone’s total sales for the three months ended August 31, 2015 and 2014, respectively. Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2015, Greystone is indebted to Mr. Rosene in the amount of $4,290,470 for a note payable and related accrued interest due January 15, 2017. There is no assurance that Mr. Rosene will continue to provide extensions in the future.

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

References to fiscal year 2016 refer to the three month period ended August 31, 2015. References to fiscal year 2015 refer to the three month period ended August 31, 2014.

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

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 31% and 59% of Greystone’s pallet sales and 31% and 51% of Greystone’s total sales in fiscal years 2016 and 2015, respectively.

Personnel

Greystone had approximately 95 and 80 full-time employees as of August 31, 2015 and 2014, respectively.

Three Month Period Ended August 31, 2015 Compared to Three Month Period Ended August 31, 2014

Sales

Sales for fiscal year 2016 were $5,569,981 compared to $6,066,371 in fiscal year 2015 for a decrease of $496,390. Pallet sales were $5,566,868, or 100% of total sales, in fiscal year 2016 compared to $5,173,104, or 85% of total sales, in fiscal year 2015 for an increase of $393,764. Other sales, which include recycled plastic resin and tolling services, were $3,113 in fiscal year 2016 compared to $893,267 in fiscal year 2015.

Greystone’s pallet sales to its major customer in fiscal year 2016 were 31% of total pallet sales compared to 59% of total pallet sales in fiscal year 2015. The decrease in pallet sales to this major customer in fiscal year 2016 was primarily offset by pallet sales to a winery for implementation in its new automated facility. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Other sales in fiscal year 2016 were $3,113 for tolling services while other sales in fiscal year 2015 include $832,571 for recycled plastic resin and $60,696 for tolling services. Greystone anticipates that tolling services will increase in future periods which may limit the amount of production of recycled pelletized resin for resale.

Cost of Sales

Cost of sales in fiscal year 2016 was $4,629,316, or 83% of sales, compared to $4,737,213, or 78% of sales, in fiscal year 2015. The increase in cost of sales as a percentage of sales in fiscal year 2016 compared to 2015 is principally due to an increase in labor costs in preparation to meet the production requirements for new customers.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $(5,285) and $152,700 in fiscal years 2016 and 2015, respectively. The provision for (benefit from) does not include the income from the variable interest entity as the taxable income from this entity is passed-through to the owners of the entity.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $48,396 in fiscal year 2016 compared to $352,673 in fiscal year 2015 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net income (loss) attributable to common stockholders for fiscal year 2016 was $(91,315), or $0.00 per share, compared to $214,498, or $0.01 per share, in fiscal year 2014 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2015 is as follows:

Cash provided by operating activities	$1,329,722

Cash used in investing activities	(282,534)

Cash used in financing activities	(927,882)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$11,783,155	$1,987,039	$6,324,245	$3,471,871	$-0-

Greystone had a working capital deficit of $(496,482) at August 31, 2015. Excluding the accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at August 31, 2015 was $1,727,988. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2015, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 4 of the consolidated financial statements, Greystone has loans with IBC which include a term loan with a maturity date of January 31, 2019 and a revolving loan which expires on January 31, 2016. The exact amount which can be borrowed under the revolving loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2015, which was filed on August 31, 2015. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2015, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at August 31, 2015.

During the three-month period ended August 31, 2015, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2015 and May 31, 2015, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 20, 2015	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 20, 2015	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2015 and May 31, 2015, (ii) the Consolidated Statements of Income for the three months ended August 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the three month periods ended August 31, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

