Form 10-Q
period 2015-11-30
GREYSTONE LOGISTICS, INC.
filed 2016-01-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 000-26331

GREYSTONE LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	75-2954680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1613 East 15th Street, Tulsa, Oklahoma 7412

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 13, 2016 - 27,886,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2015

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2015	May 31, 2015

Assets
Current Assets:
Cash	$818,385	$598,887
Accounts receivable -
Trade, net of allowance for doubtful accounts of $13,260	1,028,252	1,453,416
Related party receivable	536,933	519,659
Inventory	2,309,429	1,429,344
Deferred tax asset - current	1,232,881	1,222,110
Prepaid expenses	114,892	20,249
Total Current Assets	6,040,772	5,243,665

Property and Equipment, net of accumulated depreciation	8,381,914	8,509,315

Deferred Tax Asset	517,706	557,127

Other Assets	122,666	129,634

Total Assets	$15,063,058	$14,439,741

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$2,009,713	$2,278,164
Accounts payable and accrued expenses	1,907,667	798,470
Accrued interest - related party	2,306,325	2,143,275
Preferred dividends payable	54,315	54,315
Total Current Liabilities	6,278,020	5,274,224

Long-Term Debt, net of current portion	9,936,054	10,300,847

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,886,201 and 27,411,201 shares issued and outstanding	2,789	2,741
Additional paid-in capital	53,587,099	53,503,435
Accumulated deficit	(55,771,373)	(55,657,638)
Total Greystone Stockholders’ Deficit	(2,181,480)	(2,151,457)
Non-controlling interest	1,030,464	1,016,127
Total Deficit	(1,151,016)	(1,135,330)

Total Liabilities and Deficit	$15,063,058	$14,439,741

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended November 30,
	2015	2014

Sales	$9,990,191	$9,991,448

Cost of Sales	8,169,150	8,997,651

Gross Profit	1,821,041	993,797

General, Selling and Administrative Expenses	1,239,468	1,105,942

Operating Income (Loss)	581,573	(112,145)

Other Income (Expense):
Other income	-	2,500
Interest expense	(387,376)	(411,417)
Total Other Expense, net	(387,376)	(408,917)

Income (Loss) before Income Taxes	194,197	(521,062)
Benefit from (Provision for) Income Taxes	(28,650)	215,683
Net Income (Loss)	165,547	(305,379)

Income Attributable to Variable Interest Entities, net	(116,337)	(113,299)

Preferred Dividends	(162,945)	(162,945)

Net Loss Attributable to Common Stockholders	$(113,735)	$(581,623)

Loss Per Share of Common Stock -
Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	27,520,217	26,591,666

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2015	2014

Sales	$4,420,210	$3,925,077

Cost of Sales	3,539,834	4,260,438

Gross Profit (Loss)	880,376	(335,361)

General, Selling and Administrative Expenses	537,326	491,000

Operating Income (Loss)	343,050	(826,361)

Other Income (Expense):
Other income	-	2,500
Interest expense	(191,964)	(202,574)
Total Other Expense, net	(191,964)	(200,074)

Income (Loss) before Income Taxes	151,086	(1,026,435)
Benefit from (Provision for) Income Taxes	(33,935)	368,383
Net Income (Loss)	117,151	(658,052)

Income Attributable to Variable Interest Entities, net	(58,544)	(57,042)

Preferred Dividends	(81,027)	(81,027)

Net Loss Attributable to Common Stockholders	$(22,420)	$(796,121)

Loss Per Share of Common Stock -
Basic and Diluted	$(0.00)	$(0.03)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	27,630,432	26,723,564

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended November 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$165,547	$(305,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	674,993	686,666
Decrease (Increase) in deferred tax asset	28,650	(215,683)
Stock based compensation	26,712	26,712
Changes in trade accounts receivable	425,164	1,306,873
Changes in related party receivable	(17,274)	(134,027)
Changes in inventory	(880,085)	132,862
Changes in prepaid expenses	(94,643)	3,174
Changes in accounts payable and accrued expenses	1,272,247	305,236
Other	(250)	-
Net cash provided by operating activities	1,601,061	1,806,434

Cash Flows from Investing Activities:
Purchase of property and equipment	(540,374)	(510,310)

Cash Flows from Financing Activities:
Proceeds from revolving loan	650,000	100,000
Payments on long-term debt and capitalized lease	(983,244)	(955,535)
Payments on revolving loan	(300,000)	(385,000)
Proceeds from exercised stock options	57,000	84,000
Dividends paid on preferred stock	(162,945)	(136,233)
Dividends paid by variable interest entity	(102,000)	(102,000)
Net cash used in financing activities	(841,189)	(1,394,768)

Net Increase (Decrease) in Cash	219,498	(98,644)
Cash, beginning of period	598,887	661,263

Cash, end of period	$818,385	$562,619

Non-Cash Activities:
Acquisition of equipment from related party	$-	$75,000
Preferred dividend accrual	$-	$26,712
Supplemental Information:
Interest paid	$236,755	$260,993

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2015, the results of its operations for the six-month and three-month periods ended November 30, 2015 and 2014, and its cash flows for the six-month periods ended November 30, 2015 and 2014. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2015 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the six-months and three-month periods ended November 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2015	2014
Six-month periods ended November 30:
Options to purchase common stock	675,000	1,400,000
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,008,333	4,733,333

Three-month periods ended November 30:
Options to purchase common stock	675,000	1,400,000
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,008,333	4,733,333

The following tables set forth the computation of basic and diluted earnings per share for the six-month and three-month periods ended November 30, 2015 and 2014:

	2015	2014
Six-month periods ended November 30:
Numerator -
Net loss available to common stockholders	$(113,735)	$(581,623)
Denominator -
Weighted-average shares outstanding - basic	27,520,217	26,591,666
Incremental shares from assumed conversion of options	-	-
Diluted shares	27,520,217	26,591,666
Loss per share -
Basic and Diluted	$(0.00)	$(0.02)
Three-month periods ended November 30:
Numerator -
Net loss available to common stockholders	$(22,420)	$(796,121)
Denominator -
Weighted-average shares outstanding - basic	27,630,432	26,723,564
Incremental shares from assumed conversion of options	-	-
Diluted shares	27,630,432	26,723,564
Loss per share -
Basic and Diluted	$(0.00)	$(0.03)

Note 3. Inventory

Inventory consists of the following:

	November 30, 2015	May 31, 2015

Raw materials	$603,963	$665,702
Finished goods	1,705,466	763,642
Total inventory	$2,309,429	$1,429,344

Note 4. Related Party Receivable

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Beginning September 2015, GSM rents from Yorktown a plastic grinding and wash line facility located in Tulsa, OK on a month-to-month basis. Greystone compensates Yorktown for the use of this equipment as discussed below. In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

GSM pays a weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $715,000 for the six months ended November 30, 2015 and 2014, respectively. In fiscal year 2016, GSM paid rents of $52,500 to Yorktown for the grinding and wash line facility.

During fiscal year 2015, Greystone paid the labor on behalf of Yorktown’s Tulsa, Oklahoma grinding operation. These costs were invoiced to Yorktown on a monthly basis. As of November 30, 2015, Yorktown owes Greystone $448,209 primarily from the aforementioned labor costs incurred by Greystone on behalf of Yorktown.

TriEnda Holdings, L.L.C.

Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest in and serves as the non-executive Chairman of the Board of TriEnda Holdings, L.L.C. (“TriEnda”). TriEnda uses a thermoform process to manufacturer plastic pallets, protective packaging and returnable dunnage. Beginning in fiscal year 2015, Greystone provides tolling services to TriEnda by blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Tolling service sales to TriEnda totaled $111,986 and $56,026 during the six months ended November 30, 2015 and 2014, respectively. As of November 30, 2015, the account receivable from TriEnda was $56,588. Greystone purchases the waste material from the pelletizing process for which Greystone owed TriEnda $5,943 at November 30, 2015.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Greystone had sales to Green of $146,880 in fiscal year 2016 and an account receivable at November 30, 2015 in the amount of $36,720. There were no sales in fiscal year 2015.

Note 5. Debt

Debt as of November 30, 2015 and May 31, 2015 is as follows:

	November 30, 2015	May 31, 2015

Term note payable to International Bank of Commerce,
interest rate of 4.5%, due January 31, 2019, monthly
principal and interest payments of $171,760	$6,063,942	$6,945,884

Revolving note payable to International Bank of Commerce,
prime rate of interest plus 0.5% but not less than 4.0%, due
January 31, 2018	650,000	300,000

Term note payable by GRE to International Bank of
Commerce, interest rate of 4.5%, due January 31, 2019,	3,108,727	3,207,553
monthly principal and interest payments of $26,215

Note payable to Robert Rosene, 7.5% interest,
due January 15, 2017	2,066,000	2,066,000

Other note payable	57,098	59,574
	11,945,767	12,579,011
Less: Current portion	(2,009,713)	(2,278,164)
Long-term debt	$9,936,054	$10,300,847

The prime rate of interest as of November 30, 2015 was 3.25%.

Loan Agreement between Greystone and IBC

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, IBC extended the Revolving Loan to January 31, 2018 as discussed further in Note 10, “Subsequent Event.”

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

Greystone’s debt service coverage ratio as of November 30, 2015 was 0.73 to 1:00 which was less than the required minimum as discussed above. IBC has issued a waiver with respect to this occurrence of noncompliance and, as discussed further in Note 10, “Subsequent Event,” deferred the compliance requirement until May 31, 2016.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2017. Greystone accrued interest on the note and unpaid interest in the amounts of $163,050 and $151,147 for the six-month periods ended November 30, 2015 and 2014, respectively. Accrued interest due to Mr. Rosene at May 31, 2015 is $2,306,325.

Note 6. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $26,712 for the six-month periods ended November 30, 2015 and 2014, respectively. The unexpensed cost at November 30, 2015 totaled $26,712.

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

Note 8. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 32% and 48% of Greystone’s pallet sales and 31% and 43% of Greystone’s total sales for the six months ended November 30, 2015 and 2014, respectively. Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2015, Greystone is indebted to Mr. Rosene in the amount of $4,372,325 for a note payable and related accrued interest due January 15, 2017. There is no assurance that Mr. Rosene will continue to provide extensions in the future.

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

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of Greystone’s fiscal year 2018.  Greystone is currently reviewing the ASU and assessing the potential impact on the consolidated financial statements.

Note 10. Subsequent Event

On January 7, 2016, Greystone and IBC entered into a First Amendment to the IBC Loan Agreement that, among other things, provided for additional financing of $2,530,072 principally to finance Greystone’s acquisition of equipment that was ordered in June 2015 and delivered at the end of December 2015. The First Amendment provides for two term loans – one for $3,000,000 with monthly payments of principal and interest of $88,805 and a second for $5,447,504 with monthly payments of principal and interest of $74,657. Both notes have interest rates of the greater of prime plus 0.5% or 4% and maturity dates of January 7, 2019. In addition, the First Amendment extended the maturity of the Revolver Loan from January 31, 2016 to January 31, 2018 and deferred the requirement of the Debt Service Coverage Ratio until May 31, 2016.

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

References to fiscal year 2016 refer to the six and three month period ended November 30, 2015. References to fiscal year 2015 refer to the six and three month period ended November 30, 2014.

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

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 31% and 43% of Greystone’s total sales for the six month-periods ended November 30, 2015 and 2014, respectively.

Personnel

Greystone had approximately 97 and 81 full-time employees as of November 30, 2015 and 2014, respectively.

Six-Month Period Ended November 30, 2015 Compared to Six-Month Period Ended November 30, 2014

Sales

Sales for fiscal year 2016 were $9,990,191 compared to $9,991,448 in fiscal year 2015 for a decrease of $1,257. Pallet sales were $9,876,955, or 99% of total sales, in fiscal year 2015 compared to $8,946,888, or 90% of total sales, in fiscal year 2015 for an increase of $930,067. Other sales included tolling services of $113,236 in fiscal year 2016 and sales in fiscal 2015 of recycled plastic resin of $948,122 and tolling services of $96,438.

Greystone’s sales to its major customer in fiscal year 2016 were 31% of total sales (32% of pallet sales) compared to 43% of total sales (48% of pallet sales) in fiscal year 2015. Pallet sales to the major customer decreased by approximately $1,177,000 from fiscal year 2015 to fiscal year 2016 while pallet sales to new and existing customers provided the basis for the increase in pallet sales in fiscal year 2016. Greystone’s marketing efforts are to continue to expand the customer base thereby reducing the reliance on the major customer. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2016 was $8,169,150, or 82% of sales, compared to $8,997,651, or 90% of sales, in fiscal year 2015. Greystone’s production of its heavy-duty pallets increased approximately 17% for fiscal year 2016 over fiscal year 2015 with minimal change in the production of its lower-margin, lighter-weight nestable pallet. The higher ratio of cost of sales to sales in fiscal year 2015 is principally due to the lower heavy-duty pallet production in fiscal year 2015 and Greystone’s inflexible production costs. In addition, sales of recycled pelletized resin, which generate minimal gross profit, were approximately 10% of total sales in fiscal year 2015 and 0% in fiscal year 2016.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,239,468 in fiscal year 2016 compared to $1,105,942 in fiscal year 2015 for an increase of $133,526. The increase is primarily due to costs of approximately $57,000 for the development of a new pallet design and approximately $36,000 for information technology upgrades.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $28,650 and $(215,683) in fiscal years 2016 and 2015, respectively. The provision for (benefit from) income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net income of $165,547 in fiscal year 2016 compared to a net loss of $(305,379) in fiscal year 2015 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

Net loss available to common stockholders for fiscal year 2016 was $(113,735), or $(0.00) per share, compared to $(581,623), or $(0.02) per share, in fiscal year 2015 primarily for the reasons discussed above.

Three-Month Period Ended November 30, 2015 Compared to Three-Month Period Ended November 30, 2014

Sales

Sales for fiscal year 2016 were $4,420,210 compared to $3,925,077 in fiscal year 2015 for an increase of $495,133. Pallet sales were $4,310,087, or 98% of total sales, in fiscal year 2016 compared to $3,788,134, or 97% of total sales, in fiscal year 2015 for an increase of $521,953. Other sales included tolling services of $110,123 in fiscal year 2016 and sales in fiscal year 2015 from recycled plastic resin of $115,551 and tolling services of $21,392 fiscal year 2015.

Greystone’s sales to its major customer in fiscal year 2016 were 32% of total sales (33% of pallet sales) compared to 31% of total sales (32% of pallet sales) in fiscal year 2015. Pallet sales to the major customer increased by approximately $180,000 for fiscal year 2016 over fiscal year 2015 but the primary increase in pallet sales during fiscal year 2016 was to new and existing customers as a result of Greystone’s marketing efforts to expand the customer base. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2016 was $3,539,834, or 80% of sales, compared to $4,260,438, or 109% of sales, in fiscal year 2015. Greystone’s production of its heavy-duty pallets increased approximately 32% for fiscal year 2016 over fiscal year 2015 with approximately a 11% decrease in the production of its lower-margin, lighter-weight nestable pallet. The higher ratio of cost of sales to sales in fiscal year 2015 is principally due to the lower heavy-duty pallet production in fiscal year 2015 and Greystone’s inflexible production costs.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $537,326 in fiscal year 2015 compared to $491,000 in fiscal year 2015 for an increase of $46,326. The increase is primarily due to an increase of approximately $17,000 in commission expense and $10,000 for information technology upgrades.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $33,935 and $(368,383) in fiscal years 2016 and 2015, respectively. The provision for (benefit from) does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded a net loss of $117,151 in fiscal year 2016 compared to a net loss of $(658,052) in fiscal year 2015 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss available to common stockholders for fiscal year 2016 was $(22,420), or $(0.00) per share, compared to $(796,121), or $(0.03) per share, in fiscal year 2015 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six-month period ended November 30, 2015 is as follows:

Cash provided by operating activities	$1,601,061

Cash used in investing	(540,374)

Cash used in financing activities	(841,189)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$11,945,767	$2,009,713	$7,022,836	$2,913,218	$-0-

Greystone had a working capital deficit of $(237,248) at November 30, 2015. Excluding the accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at November 30, 2015 was $2,069,077. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2015, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2015, which was filed on August 29, 2015. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2015, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at November 30, 2015.

During the six-month period ended November 30, 2015, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 8, 2016, Greystone Logistics, Inc. (“Greystone Logistics”), Greystone Manufacturing, L.L.C. (“Greystone Manufacturing,” and together with Greystone Logistics, the “Borrowers”) and International Bank of Commerce (the “Lender”) entered into a First Amendment effective as of January 7, 2016 (the “First Amendment”), to that certain Loan Agreement dated as of January 31, 2014 among the Borrowers and the Lender (the “IBC Loan Agreement”). Greystone Manufacturing is a wholly-owned subsidiary of Greystone Logistics.

The Borrowers entered into the First Amendment to secure additional financing of $2,530,072, which shall be principally used to finance Greystone’s acquisition of new equipment. The First Amendment provides, among other things, that the existing term loan is split into two term loans and the Borrowers issued two new promissory notes – one for $5,447,504 with monthly payments of principal and interest of $74,657 (the “Amended and Restated Promissory Note (Term Loan A)”) and a second for $3,000,000 with monthly payments of principal and interest of $88,805 (the “Amended and Restated Promissory Note (Term Loan B)”). Both notes have interest rates of the greater of prime plus 0.5% or 4% and maturity dates of January 7, 2019. In addition, pursuant to the First Amendment, the Borrower’s obligation with respect to its Debt Service Coverage Ratio under the IBC Loan Agreement was waived until May 31, 2016, and the maturity date of the Borrower’s existing revolver loan was extended from January 31, 2016 to January 31, 2018. Under the First Amendment, the Borrowers issued an amended and restated promissory note (revolving loan) to reflect the new maturity date (the “Amended and Restated Promissory Note (Revolving Loan)”).

The First Amendment, the Amended and Restated Promissory Note (Term Loan A), the Amended and Restated Promissory Note (Term Loan B), and the Amended and Restated Promissory Note (Revolving Loan) (collectively, the “Amended Loan Documents”) are filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Amended Loan Documents have been filed in order to provide information regarding their terms. The Amended Loan Documents are not intended to provide any other factual information about Greystone Logistics or the other parties to the Loan Documents or any of their respective subsidiaries or affiliates. The foregoing description of the Amended Loan Documents is not complete and is subject to and qualified in its entirety by reference to the full text of the Amended Loan Documents.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	First Amendment dated January 7, 2016 to Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C., and International Bank of Commerce.

10.2	Amended and Restated Promissory Note (Term Loan A) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

10.3	Amended and Restated Promissory Note (Term Loan B) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

10.4	Amended and Restated Promissory Note (Revolving Loan) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2015 and May 31, 2015, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 14, 2016	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 14, 2016	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	First Amendment dated January 7, 2016 to Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C., and International Bank of Commerce.

10.2	Amended and Restated Promissory Note (Term Loan A) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

10.3	Amended and Restated Promissory Note (Term Loan B) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

10.4	Amended and Restated Promissory Note (Revolving Loan) dated January 7, 2016 made by Greystone Logistics, Inc., and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2015 and May 31, 2015, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the six month periods ended November 30, 2015 and 2014, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

