Form 10-Q
period 2016-02-29
GREYSTONE LOGISTICS, INC.
filed 2016-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 8, 2016 - 27,886,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 29, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2016	May 31, 2015
Assets
Current Assets:
Cash	$508,243	$598,887
Accounts receivable -
Trade, net of allowance for doubtful accounts of $13,260	1,535,513	1,453,416
Related party receivable	93,582	519,659
Inventory	3,792,011	1,429,344
Deferred tax asset - current	1,232,881	1,222,110
Prepaid expenses	102,234	20,249
Total Current Assets	7,264,464	5,243,665

Property and Equipment, net of accumulated depreciation	12,016,092	8,509,315

Deferred Tax Asset	585,456	557,127

Other Assets	112,403	129,634

Total Assets	$19,978,415	$14,439,741

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$4,247,218	$2,278,164
Accounts payable and accrued expenses	3,417,702	798,470
Accrued interest - related party	2,389,741	2,143,275
Preferred dividends payable	53,425	54,315
Total Current Liabilities	10,108,086	5,274,224

Long-Term Debt, net of current portion	11,200,604	10,300,847

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,886,201 and 27,411,201 shares issued and outstanding	2,789	2,741
Additional paid-in capital	53,600,456	53,503,435
Accumulated deficit	(55,971,901)	(55,657,638)
Total Greystone Stockholders’ Deficit	(2,368,651)	(2,151,457)
Non-controlling interest	1,038,376	1,016,127
Total Deficit	(1,330,275)	(1,135,330)

Total Liabilities and Deficit	$19,978,415	$14,439,741

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended February 29(28),
	2016	2015

Sales	$15,270,671	$13,676,492

Cost of Sales	12,743,989	11,428,901

Gross Profit	2,526,682	2,247,591

General, Selling and Administrative Expenses	1,840,574	1,679,041

Operating Income	686,108	568,550

Other Income (Expense):
Other income	-	2,500
Interest expense	(619,481)	(611,568)
Total Other Expense, net	(619,481)	(609,068)

Income (Loss) before Income Taxes	66,627	(40,518)
Benefit from Income Taxes	39,100	71,955
Net Income	105,727	31,437

Income Attributable to Variable Interest Entities, net	(175,249)	(171,119)

Preferred Dividends	(244,741)	(243,082)

Net Loss Attributable to Common Stockholders	$(314,263)	$(382,764)

Loss Per Share of Common Stock -
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and Diluted	27,640,033	26,828,417

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 29(28),
	2016	2015

Sales	$5,280,480	$3,685,044

Cost of Sales	4,574,839	2,431,250

Gross Profit	705,641	1,253,794

General, Selling and Administrative Expenses	601,106	573,099

Operating Income	104,535	680,695

Other Expense:
Interest expense	(232,105)	(200,151)

Income (Loss) before Income Taxes	(127,570)	480,544
(Provision) Benefit from Income Taxes	67,750	(143,728)
Net Income (Loss)	(59,820)	336,816

Income Attributable to Variable Interest Entities, net	(58,912)	(57,820)

Preferred Dividends	(81,796)	(80,137)

Net Income (Loss) Attributable to Common Stockholders	$(200,528)	$198,859

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$(0.01)	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	27,886,201	27,309,812
Diluted	27,886,201	28,014,651

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 29(28),
	2016	2015
Cash Flows from Operating Activities:
Net income	$105,727	$31,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,043,365	1,054,118
Increase in deferred tax asset	(39,100)	(71,955)
Stock based compensation	40,068	40,068
Changes in trade accounts receivable	(82,097)	1,386,863
Changes in related party receivable	(23,492)	(256,425)
Changes in inventory	(2,362,667)	(1,322,701)
Changes in prepaid expenses	(81,985)	41,357
Changes in accounts payable and accrued expenses	2,865,698	929,419
Other	(777)	-
Net cash provided by operating activities	1,464,740	1,832,181

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,394,268)	(820,364)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,530,072	-
Proceeds from revolving loan	1,200,000	600,000
Payments on long-term debt and capitalized lease	(1,249,557)	(1,425,618)
Payments on revolving loan	(300,000)	(385,000)
Proceeds from exercised stock options	57,000	114,000
Dividends paid on preferred stock	(245,631)	(218,151)
Distributions paid by variable interest entity	(153,000)	(153,000)
Net cash provided by (used in) financing activities	1,838,884	(1,467,769)

Net Decrease in Cash	(90,644)	(455,952)
Cash, beginning of period	598,887	661,263

Cash, end of period	$508,243	$205,311

Non-Cash Activities:
Acquisition of equipment from related party	$1,137,865	$75,000
Decrease in related party receivable from equipment acquisition	$449,569	$-
Note payable to related party resulting from equipment acquisition	$688,296	$-
Capitalized equipment lease	$-	$32,249
Preferred dividend accrual	$890	$24,931
Supplemental Information:
Interest paid	$351,988	$385,638

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2016, the results of its operations for the nine-month and three-month periods ended February 29(28), 2016 and 2015, and its cash flows for the nine-month periods ended February 29(28), 2016 and 2015. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2015 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine-month and three-month periods ended February 29(28), 2016 and 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2016	2015
Nine-month periods ended February 29(28):
Options to purchase common stock	675,000	1,150,000
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,008,333	4,483,333

Three-month periods ended February 29(28):
Options to purchase common stock	675,000	-
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,008,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share for the nine-month and three-month periods ended February 29(28), 2016 and 2015:

	2016	2015
Nine-month periods ended February 29(28):
Numerator -
Net loss available to common stockholders	$(314,263)	$(382,764)
Denominator -
Weighted-average shares outstanding - basic	27,640,033	26,828,417
Incremental shares from assumed conversion of options	-	-
Diluted shares	27,640,033	26,828,417
Loss per share -
Basic and Diluted	$(0.01)	$(0.01)
Three-month periods ended February 29(28):
Numerator -
Net income (loss) available to common stockholders	$(200,528)	$198,859
Denominator -
Weighted-average shares outstanding - basic	27,866,201	27,309,812
Incremental shares from assumed conversion of options	-	704,839
Diluted shares	27,886,201	28,014,651
Loss per share -
Basic and Diluted	$(0.01)	$0.01

Note 3. Inventory

Inventory consists of the following:

	February 29, 2016	May 31, 2015
Raw materials	$765,340	$665,702
Finished goods	3,026,671	763,642
Total inventory	$3,792,011	$1,429,344

Note 4. Related Party Transactions

Yorktown Management and Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM paid weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $1,072,500 for the nine months ended February 29(28), 2016 and 2015, respectively.

For the period from September 2015 to February 29, 2016, GSM rented from Yorktown, on a month-to-month basis, a grinding and wash line facility located in Tulsa, Oklahoma for processing recycled plastic for which Yorktown was paid rents of $105,000. Effective February 29, 2016, GSM purchased this grinding and wash line equipment located in the facility in Tulsa, Oklahoma from Yorktown for $1,137,865 and assumed the month-to-month rental of the facility from an unrelated third party. Payment terms of the purchase included an offset of a receivable from Yorktown of $449,569 as of February 29, 2016 and a note payable form GSM to Yorktown in the amount of $688,296 at 5% interest and payable in monthly instalments of $20,629 over three years.

Additionally, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

TriEnda Holdings, L.L.C.

Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest in and serves as the non-executive Chairman of the Board of TriEnda Holdings, L.L.C. (“TriEnda”). TriEnda uses a thermoform process to manufacturer plastic pallets, protective packaging and returnable dunnage. Beginning in fiscal year 2015, Greystone provides tolling services to TriEnda by blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Tolling service sales to TriEnda totaled $253,466 and $254,012 during the nine months ended February 29(28), 2016 and 2015, respectively. As of February 29, 2016, the account receivable from TriEnda was $72,105. Greystone purchased from TriEnda the waste material from the pelletizing process ($71,000 purchased in fiscal year 2016 and none in the prior year) for which Greystone owed TriEnda $6,883 at February 29, 2016.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Greystone had sales to Green of $203,562 in fiscal year 2016 and an account receivable at February 29, 2016 in the amount of $28,360. There were no sales in fiscal year 2015.

Note 5. Debt

Debt as of February 29, 2016 and May 31, 2015 is as follows:

	February 29, 2016	May 31, 2015
Term note A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4%, due January 31, 2019	$5,447,504	$-

Term note B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4%, due January 31, 2019	2,926,643	-

Term note payable to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019 (refinanced January 7, 2016)	-	6,945,884

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2018	1,200,000	300,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, due January 31, 2019, monthly principal and interest payments of $26,215	3,065,285	3,207,553

Note payable to Robert Rosene, 7.5% interest, due January 15, 2017	2,066,000	2,066,000

Note payable to Yorktown Management & Financial, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	688,296	-

Other note payable	54,094	59,574
	15,447,822	12,579,011
Less: Current portion	(4,247,218)	(2,278,164)
Long-term debt	$11,200,604	$10,300,847

The prime rate of interest as of February 29, 2016 was 3.5%.

Loan Agreement between Greystone and IBC

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). The First Amendment also deferred the compliance requirement of the debt service ratio until May 31, 2016. In addition, on January 7, 2016, IBC extended the due date of the Revolving Loan to January 31, 2018.

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

Greystone’s funded debt to EBIDA ratio at February 29, 2016 was 3:32 to 1:00 which is not in compliance with the IBC Loan Agreement. Greystone has requested a waiver from IBC for the instance of non-compliance.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2017. Greystone accrued interest on the note and unpaid interest in the amounts of $246,466 and $227,619 for the nine-month periods ended February 29(28), 2016 and 2015, respectively. Accrued interest due to Mr. Rosene at May 31, 2015 is $2,306,325.

Note Payable between Greystone and Yorktown Management Financial Services, LLC

On February 29, 2016, Greystone entered into an unsecured note payable to Yorktown in the amount of $688,296 in connection with the acquisition of equipment from Yorktown as discussed in Note 4, Related Party Transactions. The note payable bears interest at the rate of 5% and is payable over three years with monthly principal and interest payments of $20,629.

Note 6. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $40,068 for the nine-month periods ended February 29(28), 2016 and 2015, respectively. The unexpensed cost at February 29, 2016 totaled $13,356.

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

Note 8. Risks and Uncertainties

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 32% and 48% of Greystone’s pallet sales and 31% and 43% of Greystone’s total sales for the nine months ended February 29(28), 2016 and 2015, respectively. Greystone’s recycled plastic pallets are approved for use by the customer and, at the current time, are the only plastic pallets used by the customer for shipping products. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone, including a potential reduction in sales and inventory valuation.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 29, 2016, Greystone is indebted to Mr. Rosene in the amount of $4,455,741 for a note payable and related accrued interest due January 15, 2017. There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Note 9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The requirement of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Greystone does not believe that the impact of this ASU will have a material impact on our financial position and results of operations.

On August 18, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which adds to the FASB Accounting Standards Codification® SEC paragraphs pursuant to the SEC staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit (LOC) arrangements. Specifically, the ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.

In November 2015, FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Greystone is currently reviewing the ASU to assess the potential impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. Greystone is currently reviewing the ASU to assess the potential impact on the consolidated financial statements.

In March 2016, FASB issued Accounting Standards 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. Greystone is currently reviewing the ASU to assess the potential impact on the consolidated financial statements.

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

References to fiscal year 2016 refer to the nine and three month period ended February 29, 2016. References to fiscal year 2015 refer to the nine and three month period ended February 28, 2015.

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

Greystone derives a substantial portion of its revenue from a national brewer. This customer accounted for approximately 31% and 43% of Greystone’s total sales for the nine month-periods ended February 29(28), 2016 and 2015, respectively.

Personnel

Greystone had approximately 150 and 67 full-time employees as of February 29(28), 2016 and 2015, respectively.

Nine-Month Period Ended February 29, 2016 Compared to Nine-Month Period Ended February 28, 2015

Sales

Sales for fiscal year 2016 were $15,270,671 compared to $13,676,492 in fiscal year 2015 for an increase of $1,594,179. Pallet sales were $14,999,740, or 98% of total sales, in fiscal year 2016 compared to $12,466,944, or 91% of total sales, in fiscal year 2015 for an increase of $2,532,796. Other sales included tolling services of $270,931 in fiscal year 2016 and sales in fiscal 2015 of recycled plastic resin of $1,023,917 and tolling services of $185,631.

Greystone’s sales to its major customer in fiscal year 2016 were 31% of total sales (32% of pallet sales) compared to 40% of total sales (44% of pallet sales) in fiscal year 2015. Pallet sales to the major customer decreased by approximately $0.7 million from fiscal year 2015 to fiscal year 2016 while pallet sales to new and existing customers provided the basis for the increase in pallet sales in fiscal year 2016. In January 2016, Greystone acquired an additional injection molding machine at a cost of $2.5 million to accommodate the needs of a new customer which provided revenue of $1.5 million during fiscal year 2016. Sales to this new customer are expected to grow based on the customer’s need to maintain as well as increase its substantial inventory of pallets. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2016 was $12,743,989, or 83% of sales, compared to $11,428,901, or 84% of sales, in fiscal year 2015. While the ratio of cost of sales to sales in fiscal year 2016 demonstrated slight improvement over the ratio in fiscal year 2015, the startup costs related to implementing a new injection molding machine had a negative impact to the ratio of cost of sales to sales in fiscal year 2016 as discussed in the section comparing the third quarter of fiscal year 2016 to fiscal year 2015. In addition, sales of recycled pelletized resin, which generate minimal gross profit, were approximately 0% and 10% of total sales in fiscal years 2016 and 2015, respectively.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,840,574 in fiscal year 2016 compared to $1,679,041 in fiscal year 2015 for an increase of $161,533. The increase is primarily due to costs of approximately $64,000 for the development of a new pallet design and approximately $36,000 for information technology upgrades.

Benefit from Income Taxes

The benefit from income taxes was $39,100 and $71,955 in fiscal years 2016 and 2015, respectively. The benefit from income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $105,727 in fiscal year 2016 compared to $31,437 in fiscal year 2015 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

Net loss available to common stockholders for fiscal year 2016 was $(314,263), or $(0.01) per share, compared to $(382,764), or $(0.01) per share, in fiscal year 2015 primarily for the reasons discussed above.

Three-Month Period Ended February 29, 2016 Compared to Three-Month Period Ended February 28, 2015

Sales

Sales for fiscal year 2016 were $5,280,480 compared to $3,685,044 in fiscal year 2015 for an increase of $1,595,436. Pallet sales were $5,122,785 or 97% of total sales, in fiscal year 2016 compared to $3,520,056, or 96% of total sales, in fiscal year 2015 for an increase of $1,602,729. Other sales were principally tolling services of $157,695 in fiscal year 2016 and sales in fiscal year 2015 from recycled plastic resin of $75,795 and tolling services of $89,193.

Greystone’s sales to its major customer in fiscal year 2016 were 32% of total sales (33% of pallet sales) compared to 32% of total sales (33% of pallet sales) in fiscal year 2015. Pallet sales to the major customer increased by approximately $0.6 million for fiscal year 2016 over fiscal year 2015. The primary increase in pallet sales during fiscal year 2016 was approximately $1.1 million to a new customer. Sales to this new customer are expected to grow based on the customer’s need to maintain as well as increase its substantial inventory of pallets. Pallet sales to Greystone’s major customer are generally based on the customer’s need to maintain its pallet inventory and may vary by period. Greystone cannot predict the major customer’s future needs to maintain or grow its pallet inventory but has been able to grow sales to new pallet customers developed through Greystone’s marketing efforts to broaden its customer base.

Plastic resin sales generally vary from period to period depending on availability of product at prices which allow Greystone to resell at reasonable margins.

Cost of Sales

Cost of sales in fiscal year 2016 was $4,574,839, or 87% of sales, compared to $2,431,250, or 66% of sales, in fiscal year 2015. In January 2016, Greystone acquired an additional injection molding machine at a cost of $2.5 million to accommodate the needs of a new customer. The equipment became fully operational in March 2016 and the startup costs to implement the new equipment had significant impact on the ratio of cost of sales to sales in fiscal year 2016.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $(67,750) and $143,728 in fiscal years 2016 and 2015, respectively. The provision for (benefit from) does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded a net loss of $(59,820) in fiscal year 2016 compared to net income of $336,816 in fiscal year 2015 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss available to common stockholders for fiscal year 2016 was $(200,528), or $(0.01) per share, compared to net income of $198,859, or $0.01 per share, in fiscal year 2015 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine-month period ended February 29, 2016 is as follows:

Cash provided by operating activities	$1,464,740

Cash used in investing activities	$(3,394,268)

Cash used in financing activities	$1,838,884

The contractual obligations of Greystone as of February 29, 2016 are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$15,447,822	$4,247,218	$11,185,143	$15,461	$-0-

Greystone had a working capital deficit of $(2,843,622) at February 29, 2016. Excluding the note payable and accrued interest payable totaling $4,455,741 to Robert B. Rosene, Jr., a member of Greystone’s board of directors, Greystone’s working capital at February 29, 2016 was $1,612,119. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 29, 2016, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 5, Debt, to the consolidated financial statements, Greystone and International Bank of Commerce entered into a First Amendment effective as of January 7, 2016 to secure additional financing of $2,530,072, which was principally used to finance Greystone’s acquisition of new equipment. Further, under the First Amendment, an amended and restated promissory note (revolving loan) was issued to reflect a new maturity date of January 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2015, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at February 29, 2016.

During the nine-month period ended February 29, 2016, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 29, 2016 and May 31, 2015, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 29(28), 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended February 29(28), 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2016	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2016	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 29, 2016 and May 31, 2015, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 29(28), 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended February 29(28), 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

