Form 10-K
period 2016-05-31
GREYSTONE LOGISTICS, INC.
filed 2016-08-29
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended May 31, 2016

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $3,422,406 ($0.215 per share).

As of August 12, 2016, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its president and other employees. As of May 31, 2016, Greystone had an aggregate in-house production capacity of approximately 85,000 pallets per month for its medium and heavy-duty pallets and 20,000 for its lightweight nestable pallets.

Greystone’s product line as of May 31, 2016 consists of the following:

●	37” X 32” rackable pallet,

●	40” X 32” rackable pallet,

●	37” X 37” rackable pallet,

●	44” X 56” can pallet,

●	48” X 48” rackable pallet,

●	48” X 40” rackable pallet,

●	48” X 44” rackable pallet,

●	48” X 40” nestable pallet,

●	24”X 40” display pallet,

●	48”X 40” monoblock (one-piece) pallet,

●	Half-barrel keg stackable pallet,

●	Slim keg stackable pallet, and

●	36”X 36” rackable pallet.

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

A wood container and pallet manufacturing industry report by Supplier Relations US estimated revenue for the year 2009 was approximately $6.7 billion with a gross profit of 21.11%. The wood pallet and container industry is by no means concentrated, with roughly 2,500 – 3,000 pallet manufacturers and recyclers in operation. The estimated breakdown of wood pallet manufacturers is as follows:

●	44% manufacture new pallets only

●	47% manufacture new pallets and recovered use allets (repair)

●	9% manufacture recovered use pallets only

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

Employees

As of May 31, 2016, Greystone had 183 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from one customer. This customer accounted for approximately 41% and 51% of total sales in fiscal years 2016 and 2015, respectively. The design of Greystone’s recycled plastic pallets are approved for use by the customer and are the only plastic pallets in use for its case goods and kegs. There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer could have a material adverse effect on Greystone.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases four buildings for a total of 195,000 square feet of manufacturing and warehouse space. Two of the buildings are located on approximately 3 acres of land in Bettendorf, Iowa with a total of 120,000 square feet of space, a third building with approximately 25,000 square feet of space is located in Camanche, Iowa and a fourth building with approximately 50,000 square feet of space is located in Sand Springs, Oklahoma. The two buildings in Bettendorf, Iowa are leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2014	$0.60	$0.47
Nov. 30, 2014	0.50	0.29
Feb. 28, 2015	0.38	0.22
May 31, 2015	0.34	0.24
Aug. 31, 2015	0.32	0.24
Nov. 30, 2015	0.29	0.15
Feb. 29, 2016	0.24	0.14
May 31, 2016	0.32	0.21

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 16, 2016, Greystone had approximately 252 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated January 31, 2014 (the “IBC Loan Agreement”), among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends in respect to its common stock without IBC’s prior written consent. See Note 5 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 8 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $325,885 and $298,288 in fiscal years 2016 and 2015, respectively.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. A single customer currently accounts for approximately 41% of its total sales in fiscal year 2016 (51% in fiscal year 2015). There is no assurance that Greystone will retain this customer’s business at the same level, or at all. The loss of a material amount of business from this customer would have a material adverse effect on Greystone.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 43% of Greystone’s outstanding common stock and have approximately 49% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

As of May 31, 2016, Greystone had 183 full-time employees and used temporary personnel as needed. Greystone’s in-house production capacity for its molding machines capable of producing medium and heavy-duty pallets is about 85,000 plastic pallets per month, or 1,020,000 per year and a smaller molding machine capable of producing its lightweight nestable pallets is about 20,000 per month, or 240,000 per year. Production levels generally will vary proportionately with sales.

Year Ended May 31, 2016 Compared to Year Ended May 31, 2015

Sales

Sales were $26,340,405 for fiscal year 2016 compared to $22,293,922 for fiscal year 2015 for an increase of $4,046,483. Pallet sales were $25,824,148 in fiscal year 2016 compared to $21,064,335 in fiscal year 2015 for an increase of $4,759,813. Other sales decreased $713,330 from $1,229,587 in fiscal year 2015 to $516,257 in fiscal year 2016.

The increase in pallet sales from fiscal year 2015 to 2016 is principally due to sales to a new customer which accounted for approximately 15% of total sales in 2016. Pallet sales to Greystone’s other major customer were approximately 41% of total sales in fiscal year 2016 compared to 51% in fiscal year 2015.

Other sales consist of sales of pelletized-recycled plastic and tolling services for third parties. The decline in other sales from fiscal year 2015 to 2016 is primarily due to a decrease approximately $1,024,000 in sales of Greystone’s pelletized material offset by an increase of approximately $294,000 in tolling service revenue. Sales of pelletized-recycled plastic is dependent on market conditions which will allow Greystone to realize an acceptable profit margin in the relationship of sales to the cost of purchasing and pelletizing raw materials. Increases in tolling services and production of pallets by Greystone have limited the amount of pelletized plastic which can be produced for resale.

Cost of Sales

Cost of sales was $21,591,039 (82% of sales) and $18,269,192 (82% of sales) in fiscal years 2016 and 2015, respectively. The ratio of cost of pallet sales to pallet sales had an increase of approximately 2% from 81% in fiscal year 2015 to 83% in fiscal year 2016 due primarily to start-up costs to meet requirements for new customers.

The cost of sales for other sales was approximately 36% of other sales for fiscal year 2016 compared to approximately 99% of other sales for fiscal year 2015. Profit margins on tolling services are greater than sales of pelletized recycled resin which accounts for the decrease from fiscal year 2015 to fiscal year 2016.

General, Selling and Administrative Expenses

General, selling and administrative expense was $2,555,249 for fiscal year 2016 compared to $2,168,762 for fiscal year 2015 for an increase of $386,487 or approximately 18%. The increase in general, selling & administrative expenses from fiscal year 2015 to fiscal year 2016 is primarily due to the additional support necessary to maintain the increased activity in production and sales that occurred in the current period and are expected for future periods.

Interest Expense

Interest expense was $862,428 in fiscal year 2016 compared to $818,136 in fiscal year 2015 for an increase of $44,292. This increase is primarily attributable an increase in debt related to the acquisition of production equipment.

Provision for Income Taxes

The provision for income taxes was $495,555 in fiscal year 2016 compared to $430,763 in fiscal year 2015. As of May 31, 2016, as well as May 31, 2015, Greystone’s management determined that no valuation allowance was considered necessary. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level and certain expiring NOLs which are limited by the Internal Revenue Code due to a change in control of the ownership of Greystone.

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

Net Income

Net income was $836,134 in fiscal year 2016 compared to $609,569 in fiscal year 2015 for an increase of $226,565 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $271,726, or $0.01 per share, in fiscal year 2016 compared to $57,565, or $0.00 per share, in fiscal year 2015 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2016 is as follows:

Cash provided by operating activities	$2,915,065

Cash used in investing activities	$(4,323,131)

Cash provided by financing activities	$1,706,556

Long-term debt obligations of Greystone as of May 31, 2016 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$15,446,748	$2,088,327	$13,346,756	$11,665	$—

Greystone had a working capital deficit of $(1,307,517) at May 31, 2016. The exclusion of accrued interest payable to Robert B. Rosene, Jr., a member of Greystone’s board of directors, in the amount of $2,475,690 as of May 31, 2016 results in working capital of $1,168,173.

Greystone’s principal long-term debt obligations include term notes with International Bank of Commerce which mature on January 31, 2019 and a note payable and accrued interest payable to Mr. Rosene maturing on January 15, 2018. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2016, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2016 has been provided by loans or through bank loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accumulated dividends to its preferred stockholders during fiscal years 2016 and 2015 and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

Transactions with Warren Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Yorktown previously owned a plastic grinding and wash line plastic recycling facility located in Sand Springs, Oklahoma, which sold recycled plastic to Greystone at market prices. Effective June 1, 2015, Greystone assumed operations of the Sand Springs facility and made rental payments totaling $105,000 to Yorktown for use of this equipment through February 29, 2016. On and effective February 29, 2016, GSM and Yorktown entered into an Asset Purchase Agreement and Bill of Sale (the “Bill of Sale”) providing for GSM’s acquisition of the equipment located at the facility for $1,137,865. Payment consisted of an offset against the purchase price of $449,569 which was an amount that Yorktown owed to GSM as of the date of the acquisition and a note payable in the amount of $688,296 which Greystone issued to Yorktown payable over 36 months at 5% interest. GSM continued to operate within the facility by assuming the month-to-month rental of the facility with an unrelated party.

In fiscal year 2015, Greystone paid the labor on behalf of Yorktown’s Sand Springs, Oklahoma grinding operation and invoiced Yorktown for the cost. This procedure terminated June 1, 2015 when Greystone assumed operation of the Sand Springs plant as discussed herein.

Rental fees. GSM pays a weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2016 and 2015.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200 ($2,000 prior to April 1, 2015).

Loans from International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). The additional proceeds of $2,530,072 that were provided by the First Amendment were principally used to acquire new production equipment.

The Term Loans A and B bear interest at the New York Prime Rate plus 0.5% but not less than 4.0% and mature January 31, 2019. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) the Note A Term Loan over a seven year period beginning January 31, 2016 with the balance due at maturity and (ii) the Note B Term Loan over the three-year life of the loan.

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%. The First Amendment extended the maturity date of the Revolving Loan to January 31, 2018. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. The proceeds from the Revolving Loan are used for general working capital purposes.

Advances and Loans from Robert Rosene

Effective December 15, 2005, Greystone entered into an agreement with Mr. Rosene to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2018. Greystone accrued interest on the loans in the amounts of $332,415 and $307,276 in fiscal years 2016 and 2015, respectively. Accrued interest due to Mr. Rosene at May 31, 2016 is $2,475,690.

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

As of May 31, 2016, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2016 as a result of the two material weaknesses identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2016. In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, Greystone’s CEO and CFO identified two material weaknesses. As a result of these two material weaknesses, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2016. The material weaknesses are as follows:

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2016
Larry LeBarre	Director	2016
Robert B. Rosene, Jr.	Director	2016
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 60 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of TriEnda Holdings, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over thirty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup. Mr. Kruger is a partner with William W. Pritchard in privately held WCC, with investments in oil and gas, real estate and investment banking.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 60, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments. Mr. LeBarre became a director of Greystone effective May 5, 2012.

Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s board of directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 62, is Chairman of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company that he co-founded in 1998. Also in 1998, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that holds oil and gas production in several states. Mr. Rosene has served as a director of publicly traded Sooner Holdings, Inc. since 1985. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s board of directors.

Mr. Rosene became a director of Greystone effective June 14, 2004.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 75, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2016, Greystone had not established an audit committee and the entire Board of Directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2016, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2016 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2016, 2014 and 2013:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	Total

Warren F. Kruger,	2016	$240,000	$2,000	$-	$-	$249,500
President and Chief	2015	$240,000	$2,000	$-	$-	$242,000
Executive Officer	2014	$240,000	$32,000	$-	$-	$272,000

William W. Rahhal,	2016	$107,500	$2,000	$-	$-	$109,500
Chief Financial Officer	2015	$100,000	$2,000	$-	$-	$102,000
	2014	$79,808	$14,500	$-	$-	$94,308

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2016:

Outstanding Equity Awards at Fiscal Year End

Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date

Warren F. Kruger, President and Chief Executive Officer	-	125,000	(a)	$0.12	5/31/2022
William W. Rahhal, Chief Financial Officer	-	62,500	(a)	$0.12	5/31/2022
Larry LeBarre, Member of Board of Directors	-	50,000	(a)	$0.12	5/31/2022
Robert B. Rosene, Jr., Member of Board of Directors	-	87,500	(a)	$0.12	5/31/2022

(a) The options become exercisable June 1, 2016.

Directors’ Compensation

Greystone does not have any plans or policies with respect to the compensation of its Board of Directors for their service on the Board. However, during the fiscal year ended May 31, 2016, the Board of Directors approved compensation to board members of $7,500 per meeting attended. In fiscal year 2016 $7,500 was paid to each of Messrs. Kruger, Rosene and LeBarre.

Because the Board of Directors consists of three persons of which two are outside directors, the Board has not considered it necessary to create a compensation committee. All of Greystone’s directors participate in determining compensation for officers with Mr. Kruger abstaining from any discussions concerning his compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2016, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2016:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	675,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	675,000	$0.12	-0-

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2016, Greystone had 27,886,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2016, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	9,898,563	(5)	33.35%	25,000	50.00%	9,773,563	31.31%
William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.10%	-0-	-0-	245,383	0.79%
Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	4,885,717	(7)	16.48%	25,000	50.00%	4,798,217	15.37%
Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	534,203	(8)	1.91%	-0-	-0-	484,203	1.55%
William Pritchard 1437 S. Boulder Tulsa, OK 74119	2,007,503	(9)	7.18%	-0-	-0-	1,920,003	6.15%
All Directors & Officers as a Group (4 persons)	15,626,366	(10)	49.54%	50,000	100.00%	15,301,366	49.01%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,219,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,081,097 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 125,000 shares of common stock that Mr. Kruger directly has the right to acquire in connection with options; (iv) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; and (v) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 245,383 shares of common stock that Mr. Rahhal which owns as a joint tenant and (ii) 62,500 shares of common stock that Mr. Rahhal has the right to acquire in connection with options.

(7)	The total includes: (i) 3,083,451 shares of common stock beneficially owned directly by Mr. Rosene; (ii) 48,100 shares of common stock held of record by RMP Operating Co., (iii) 87,500 shares of common stock that Mr. Rosene has the right to acquire with options; and (iv) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes (i) 484,203 shares of common stock beneficially owned directly by Mr. LeBarre (ii) 50,000 shares of common stock that Mr. LeBarre has the right to acquire in connection with options.

(9)	The total includes: (i) 1,788,429 shares of common stock beneficially owned directly by Mr. Pritchard; (ii) 131,574 shares held of record by Maritch Services, Inc. and (iii) 87,500 shares of common stock that Mr. Pritchard has the right to acquire with options.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 11,968,034 shares of common stock; (ii) 325,000 shares of common stock issuable upon exercise of vested stock options; (iii) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (iv) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest and serves TriEnda as the non-executive Chairman of the Board. Greystone charges a tolling fee to TriEnda for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $496,764 and $220,962 in fiscal years 2016 and 2015, respectively. The account receivable from TriEnda at May 31, 2016 was $82,274.

Transactions with Green Plastic Pallets

Green Plastic Pallet (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $295,362 and $333,253 in fiscal years 2016 and 2015, respectively. At May 31, 2016, Green owed $73,440 to Greystone.

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

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. Larry LeBarre, a member of Greystone’s board of directors, to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease, as amended, terminated as of September 30, 2015. Lease payments were $75,000 and $300,000 for fiscal years 2016 and 2015, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2016 and May 31, 2015:

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees

Audit Fees(1)	$140,000	$143,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$140,000	$143,000

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2016 and May 31, 2015, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.13	Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.14**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

10.15	Asset Purchase Agreement and Bill of Sale dated as of February 29, 2016, by and between Greystone Manufacturing, L.L.C. and Yorktown Management and Financial Services, L.L.C. (submitted herewith).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended May 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 29, 2016	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2016	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2016	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 29, 2016	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 29, 2016	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of income, changes in deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma

August 29, 2016

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2016	2015
Assets
Current Assets:
Cash	$897,377	$598,887
Accounts receivable -
Trade, net of allowance for doubtful accounts of $13,260	3,536,574	1,453,416
Related party receivables	150,113	519,659
Inventory	1,304,495	1,429,344
Prepaid expenses	70,058	20,249
Total Current Assets	5,958,617	4,021,555

Property, Plant and Equipment, net of accumulated depreciation	12,565,319	8,509,315

Deferred Tax Asset	1,283,682	1,779,237

Other Assets	92,590	129,634

Total Assets	$19,900,208	$14,439,741

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$2,088,327	$2,278,164
Accounts payable and accrued expenses	2,642,112	798,470
Accrued expenses - related parties	2,475,690	2,143,275
Preferred dividends payable	60,005	54,315
Total Current Liabilities	7,266,134	5,274,224

Long-Term Debt, net of current portion	13,358,421	10,300,847

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 27,886,201 and 27,411,201 shares issued and outstanding, respectively	2,789	2,741
Additional paid-in capital	53,613,811	53,503,435
Accumulated deficit	(55,385,912)	(55,657,638)
Total Greystone Stockholders’ Deficit	(1,769,307)	(2,151,457)
Non-controlling interest	1,044,960	1,016,127
Total Deficit	(724,347)	(1,135,330)

Total Liabilities and Deficit	$19,900,208	$14,439,741

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2016	2015

Sales	$26,340,405	$22,293,922

Cost of Sales	21,591,039	18,269,192

Gross Profit	4,749,366	4,024,730

General, Selling and Administrative Expenses	2,555,249	2,168,762

Operating Income	2,194,117	1,855,968

Other Income (Expense):
Other income	-	2,500
Interest expense	(862,428)	(818,136)
Total Other Expense, net	(862,428)	(815,636)

Income before Income Taxes	1,331,689	1,040,332
Provision for Income Taxes	(495,555)	(430,763)
Net Income	836,134	609,569

Income Attributable to Variable Interest Entity	(232,833)	(227,004)

Preferred Dividends	(331,575)	(325,000)

Net Income Attributable to Common Stockholders	$271,726	$57,565

Income Per Share of Common Stock -
Basic and Diluted	$0.01	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	27,701,911	26,975,312
Diluted	28,042,200	27,771,466

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional		Total Greystone	Non-
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit	Controlling Interest	Total Deficit
Balances, May 31, 2014	50,000	$5	26,461,201	$2,646	$53,336,106	$(55,715,203)	$(2,376,446)	$993,123	(1,383,323)

Common stock options exercised	-	-	950,000	95	113,905	-	114,000	-	114,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(204,000)	(204,000)

Preferred dividends	-	-	-	-	-	(325,000)	(325,000)	-	(325,000)

Net income	-	-	-	-	-	382,565	382,565	227,004	609,569

Balances, May 31, 2015	50,000	5	27,411,201	2,741	53,503,435	(55,657,638)	(2,151,457)	1,016,127	(1,135,330)

Common stock options exercised	-	-	475,000	48	56,952	-	57,000	-	57,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(204,000)	(204,000)

Preferred dividends	-	-	-	-	-	(331,575)	(331,575)	-	(331,575)

Net income	-	-	-	-	-	603,301	603,301	232,833	836,134

Balances, May 31, 2016	50,000	$5	27,886,201	$2,789	$53,613,811	$(55,385,912)	$(1,769,307)	$1,044,960	$(724,347)

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$836,134	$609,569
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,555,283	1,431,823
Decrease in deferred tax asset	495,555	430,763
Stock based compensation	53,424	53,424
Changes in trade accounts receivable	(2,083,158)	501,236
Changes in related party receivables	(80,023)	(306,243)
Changes in inventory	124,849	186,821
Changes in prepaid expenses and other	(50,009)	76,921
Changes in accounts payable and accrued expenses	2,063,010	323,155
Net cash provided by operating activities	2,915,065	3,307,469

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,323,131)	(991,950)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,530,072	-
Proceeds from revolving loan	1,675,000	850,000
Payments on long-term debt and capitalized lease	(1,725,631)	(1,904,607)
Payments on revolving loan	(300,000)	(935,000)
Proceeds from exercised stock options	57,000	114,000
Dividends paid on preferred stock	(325,885)	(298,288)
Dividends paid by variable interest entity	(204,000)	(204,000)
Net cash provided by (used in) financing activities	1,706,556	(2,377,895)

Net Increase (Decrease) in Cash	298,490	(62,376)
Cash, beginning of year	598,887	661,263

Cash, end of year	$897,377	$598,887

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

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

Effective May 31, 2016, Greystone early adopted Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, for which Greystone classified all deferred tax assets and liabilities as noncurrent. Accordingly, Greystone retrospectively applied the guidance and reclassified as non-current the amount of $1,222,110 as of May 31, 2015 which was previously reported as current portion.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2016 and 2015, convertible preferred stock is not considered as its effect is antidilutive.

The following securities were not included in the computation of diluted earnings per share for the fiscal years ended May 31, 2016 and 2015 as their effect would have been antidilutive:

	2016	2015
Convertible preferred stock	3,333,333	3,333,333

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

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2016	2015
Raw materials	$536,350	$665,702
Finished pallets	768,145	763,642

Total Inventory	$1,304,495	$1,429,344

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2016	2015
Production machinery and equipment	$18,616,603	$13,120,285
Plant buildings and land	4,663,339	4,663,339
Leasehold improvements	198,568	198,568
Furniture and fixtures	168 005	90,280
	23,646,515	18,072,472

Less: Accumulated depreciation	(11,081,196)	(9,563,157)

Net Property, Plant and Equipment	$12,565,319	$8,509,315

Production machinery and equipment includes equipment in the amount of $510,827 that had not been placed into service as of May 31, 2016. The plant buildings and land are owned by GRE, a VIE, and have a net book value of $3,244,165 at May 31, 2016.

Depreciation expense for the years ended May 31, 2016 and 2015 is $1,518,039 and $1,398,269, respectively.

Note 4. OTHER ASSETS

Other assets consist of the following as of May 31:

	2016	2015
Patents	$190,739	$190,739
Debt issue costs	129,722	129,722
Accumulated amortization	(228,071)	(190,827)
Other	200	-
Total Other Assets	$92,590	$129,634

Amortization of intangibles was $37,244 and $33,554 for 2016 and 2015, respectively. Future amortization for the next five years will be $36,467, $35,982, $19,941, $-0- and $-0-.

Note 5. LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2016	2015
Term note A payable to International Bank of Commence, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$5,310,179	$-

Term note B payable to International Bank of Commence, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	2,688,659	-

Term note payable to International Bank of Commerce, interest rate of 4.5%, refinanced January 7, 2016	-	6,945,884

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2018	1,675,000	300,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	3,021,734	3,207,553

Note payable to Robert Rosene, 7.5% interest, due January 15, 2018	2,066,000	2,066,000

Note payable to Yorktown Management & Financial Services, LLC, 5.0% interest, due February 28, 2019, monthly principal and interest payments of $20,629	634,616	-

Other	50,560	59,574
	15,446,748	12,579,011
Less: Current portion	(2,088,327)	(2,278,164)
Long-term debt	$13,358,421	$10,300,847

The prime rate of interest as of May 31, 2016 was 3.5%.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). The additional proceeds of $2,530,072 that were provided by the First Amendment were principally used to acquire new production equipment.

The Term Loans A and B bear interest at the New York Prime Rate plus 0.5% but not less than 4.0% and mature January 7, 2019. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) the Note A Term Loan over a seven year period beginning January 31, 2016 (currently $74,455 per month) and (ii) the Note B Term Loan over the three-year life of the loan (currently $88,790 per month).

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%. The First Amendment extended the maturity date of the Revolving Loan to January 31, 2018. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. The proceeds from the Revolving Loan are used for general working capital purposes.

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

Greystone’s debt service coverage ratio at May 31, 2016 was 0.96 which is not in compliance with the IBC Loan Agreement’s minimum debt service coverage ratio of 1.25. Greystone has received a waiver from IBC for the instance of non-compliance.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Mr. Rosene has waived payment of principal until January 15, 2018. Greystone accrued interest on the note and unpaid interest in the amounts of $332,415 and $307,276 for the years ended May 31, 2016 and 2015, respectively. Accrued interest due to Mr. Rosene at May 31, 2016 was $2,475,690.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest was combined with the outstanding principal resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Note Payable between Greystone and Yorktown Management Financial Services, LLC (“Yorktown”)

On February 29, 2016, Greystone entered into an unsecured note payable to Yorktown in the amount of $688,296 in connection with the acquisition of equipment from Yorktown as discussed in Note 6, Related Party Transactions. The note payable bears interest at the rate of 5% and is payable over three years with monthly principal and interest payments of $20,629.

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2016 are $2,088,327, $5,918,177, $7,428,579, $11,665 and $-0-.

Note 6. RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Yorktown previously owned a plastic grinding and wash line plastic recycling facility located in Sand Springs, Oklahoma. Effective June 1, 2015, Greystone assumed operations of the Sand Springs facility and made rental payments totaling $105,000 to Yorktown for use of this equipment through February 29, 2016. On and effective February 29, 2016, GSM and Yorktown entered into an Asset Purchase Agreement and Bill of Sale (the “Bill of Sale”) providing for GSM’s acquisition of the equipment located at the facility for $1,137,865. Payment consisted of an offset against the purchase price of $449,569 which was an amount that Yorktown owed to GSM as of the date of the acquisition and a note payable in the amount of $688,296 which Greystone issued to Yorktown payable over 36 months at 5% interest. GSM continued to operate within the facility by assuming the month-to-month rental of the facility with an unrelated party.

In fiscal year 2015, Greystone paid the labor on behalf of Yorktown’s Sand Springs, Oklahoma grinding operation and invoiced Yorktown for the cost. This procedure terminated June 1, 2015 when Greystone assumed operation of the Sand Springs plant as discussed herein.

Rental fees. GSM pays a weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2015 and 2015.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200 ($2,000 prior to April 1, 2015).

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, has a majority ownership interest and serves TriEnda as the non-executive Chairman of the Board. Greystone charges a tolling fee for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $496,764 and $220,962 in fiscal years 2016 and 2015, respectively. The account receivable from TriEnda at May 31, 2016 was $82,274.

Transactions with Robert B. Rosene, Jr., Director

Greystone accrued interest in the amounts of $332,415 and $307,276 in fiscal years 2016 and 2015, respectively, on the promissory note dated December 15, 2005 payable to Mr. Rosene. Accumulated accrued interest due to Mr. Rosene at May 31, 2016 is $2,475,690.

Transactions with Larry J. LeBarre, Director

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease terminated in September 30, 2015. Lease payments were $75,000 and $300,000 for fiscal years 2016 and 2015, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallet (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $295,362 and $333,253 in fiscal years 2016 and 2015, respectively. At May 31, 2016, Green owed $73,440 to Greystone.

Note 7. FEDERAL INCOME TAXES

Deferred taxes as of May 31 are as follows:

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$2,288,919	$1,892,673
Stock compensation costs	25,346	21,632
Allowance for doubtful accounts	4,508	4,508
Other	24,001	13,429
Total deferred tax asset	2,342,774	1,932,242
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(1,059,092)	(153,005)
Net deferred tax asset	$1,283,682	$1,779,237

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has determined that Greystone will be able to realize the full effect of the deferred tax asset and no valuation allowance has been recorded as of May 31, 2016 and 2015, respectively.

The net change in deferred taxes for the year ended May 31, 2016 and 2015 is as follows:

	2016	2015
Net operating loss carryforward	$396,246	$(44,121)
Depreciation and amortization, tax reporting in excess of financial	(906,087)	(372,843)
Stock compensation costs	3,714	(14,696)
Allowance for doubtful accounts	-	(12,532)
Other	10,572	13,429
Total	$(495,555)	$(430,763)

The provision for income taxes at May 31 consists of the following:

	2016	2015
Current income tax – Federal and State	$-	$-
Deferred income tax provision	495,555	430,763
Provision for income taxes	$495,555	$430,763

Greystone’s provision for income taxes for the years ended May 31, 2016 and 2015 differs from the federal statutory rate as follows:

	2016	2015
Tax provision using statutory rates	34%	34%
Net operating loss expiration	6	7
Other	(3)	1
Tax provision per financial statements	37%	42%

At May 31, 2016, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $17,242,600 expiring in fiscal year 2016 through fiscal year 2025 of which $2,025,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative through May 31, 2005	$2,025,000	2016 - 2025
Year ended May 31, 2006	237,364	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	352,719	2035
Year Ended May 31, 2016	1,346,555	2036

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

Note 9. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Effective May 5, 2012, Greystone’s board of directors approved the renewal and extension of Greystone’s stock option plan through May 11, 2021 and increased the maximum number of shares of common stock for which options may be granted to 2,500,000 of which none were available for grant at May 31, 2016. Stock options generally expire in ten years from date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2016:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2014	2,100,000	$0.12
Exercised during fiscal year 2015	(950,000)	$0.12
Total outstanding May 31, 2015	1,150,000	$0.12	6.0
Exercised during fiscal year 2016	(475,000)	$0.12
Total outstanding May 31, 2016	675,000	$0.12	6.0
Exercisable as of May 31, 2016	150,000	$0.12	6.0	$21,000
Non-vested as of May 31, 2016	525,000	$0.12	6.0	$73,500

Share-based compensation cost was $53,424 for fiscal years 2016 and 2015, respectively. As of May 31, 2016, there were no unrecognized compensation expenses related to non-vested share-based options.

On August 1, 2016, options to purchase 475,000 shares of common stock were exercised.

Note 10. FINANCIAL INSTRUMENTS

 The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2016 and 2015, the carrying amounts reported in the balance sheet approximate fair value.

Note 11. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31:

	2016	2015
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$-	$64,497
Acquisition of equipment from related party in exchange for receivable and/or note payable	$1,137,865	$75,000
Acquisition of equipment in accounts payable	$113,047	$-
Preferred dividend accrual	$5,690	$26,712

Supplemental information:
Interest paid	$542,442	$511,496

Note 12. CONCENTRATIONS

For the fiscal year ended May 31, 2016, Greystone had two customers that accounted for approximately 56% of total sales (41% and 15%, respectively). For the fiscal year ended May 31, 2015, one of Greystone’s customers accounted for approximately 51% of total sales.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from Greystone’s major customer which were approximately $1,605,000 and $1,582,000 in fiscal years 2016 and 2015, respectively.

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

The buildings, having a carrying value of $3,244,165 and $3,360,037 at May 31, 2016 and 2015, respectively, serve as collateral for GRE’s debt. The debt had a carrying value of $3,021,734 and $3,207,553 at May 31, 2016 and 2015, respectively.

Note 14. COMMITMENTS

At May 31, 2016, Greystone had commitments totaling $169,829 for the acquisition of equipment.

Note 15. SUBSEQUENT EVENT

In August, 2016, Greystone entered into a three-year lease agreement with respect to certain production equipment with a total cost of approximately $5.4 million. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. The lease is for two Milacron injection molding machines and two pallet molds designed and dedicated to production of 48X40 pallets (the “Pallets”) for a specific customer. Lease payments are payable on a per invoice basis at the rate of $6.25 for each pallet shipped and produced by the leased production equipment. The lease provides for minimum monthly lease rental payment based upon the total Pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Index to Exhibits

Exhibit No.	Description

2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.13	Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.14**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

10.15	Asset Purchase Agreement and Bill of Sale dated as of February 29, 2016, by and between Greystone Manufacturing, L.L.C. and Yorktown Management and Financial Services, L.L.C. (submitted herewith).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended May 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Deficit for the years ended May 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.