Form 10-Q
period 2016-08-31
GREYSTONE LOGISTICS, INC.
filed 2016-10-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 13, 2016 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	August 31, 2016	May 31, 2016
Assets
Current Assets:
Cash	$685,158	$897,377
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,860 and $13,260, respectively	2,599,299	3,536,574
Related party	135,621	150,113
Inventory	1,318,498	1,304,495
Prepaid expenses and other	18,123	70,058
Total Current Assets	4,756,699	5,958,617
Property, Plant and Equipment	27,226,729	23,646,515
Less: Accumulated Depreciation	(11,599,772)	(11,081,196)
Property, Plant and Equipment, net	15,626,957	12,565,319
Deferred Tax Asset	1,302,532	1,283,682
Other Assets	20,452	23,405
Total Assets	$21,706,640	$19,831,023

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt and capital lease	$3,201,905	$2,088,327
Accounts payable and accrued expenses	2,359,544	2,642,112
Accrued interest - related party	45,298	2,475,690
Preferred dividends payable	57,329	60,005
Total Current Liabilities	5,664,076	7,266,134
Long-Term Debt and Capital Lease, net of current portion	16,818,973	13,289,236
Deficit:
Preferred stock, $0.0001 par value; Shares authorized – 20,750,000; Shares issued and outstanding - 50,000	5	5
Common stock, $0.0001 par value; Shares authorized – 5,000,000,000; Shares issued and outstanding – 28,361,201 and 27,886,201, respectively	2,836	2,789
Additional paid-in capital	53,670,764	53,613,811
Accumulated deficit	(55,503,353)	(55,385,912)
Total Greystone Stockholders’ Deficit	(1,829,748)	(1,769,307)
Non-controlling interest	1,053,339	1,044,960
Total Deficit	(776,409)	(724,347)
Total Liabilities and Deficit	$21,706,640	$19,831,023

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,
	2016	2015
Sales	$7,844,261	$5,569,981

Cost of Sales	6,876,443	4,629,316

Gross Profit	967,818	940,665

General, Selling and Administrative Expenses	723,029	702,142

Operating Income	244,789	238,523

Other Expense:
Interest expense	(236,631)	(195,412)

Income before Income Taxes	8,158	43,111
Benefit from Income Taxes	18,850	5,285

Net Income	27,008	48,396

Income Attributable to Variable Interest Entity	(59,379)	(57,793)

Preferred Dividends	(85,068)	(81,918)

Net Loss Attributable to Common Stockholders	$(117,439)	$(91,315)

Loss Per Share of Common Stock - Basic and Diluted	$0.00	$0.00

Weighted Average Shares of Common Stock Outstanding - Basic and Diluted	28,202,884	27,411,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$27,008	$48,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527,816	388,324
Deferred income taxes	(18,850)	(5,285)
Stock-based compensation	-	13,356
Changes in trade receivables	937,275	(349,570)
Changes in related party receivable	14,492	33,076
Changes in inventory	(14,003)	(624,923)
Changes in prepaid expenses and other	51,935	10,249
Change in other assets	200	(1,303)
Changes in accounts payable and accrued expenses	(237,270)	1,817,402
Net cash provided by operating activities	1,288,603	1,329,722

Cash Flows from Investing Activities:
Purchase of property and equipment	(849,062)	(282,534)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized leases	(570,014)	(495,855)
Payments on revolving loan	-	(300,000)
Proceeds from exercised stock options	57,000	-
Payments of preferred dividends	(87,746)	(81,027)
Distributions by variable interest entity	(51,000)	(51,000)
Net cash used in financing activities	(651,760)	(927,882)

Net Increase (Decrease) in Cash	(212,219)	119,306
Cash, beginning of period	897,377	598,887

Cash, end of period	$685,158	$718,193

Non-Cash Activities:
Acquisition of equipment by capital lease	$2,731,152	$-
Conversion of accrued interest to long-term debt	$2,475,690	$-
Preferred dividend accrual	$57,329	$55,206
Supplemental Information:
Interest paid	$191,333	$126,646

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2016, and the results of its operations and its cash flows for the three-month periods ended August 31, 2016 and 2015. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2016 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM.

Effective June 1, 2016, Greystone adopted Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Accordingly, Greystone retrospectively applied the guidance to the May 31, 2016 balance by reclassifying debt issue costs of $69,185, net of amortization, previously reported as other assets to long-term debt.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. For the three months ended August 31, 2016 and 2015, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,334 shares of common stock and common stock options to purchase 200,000 and 1,150,000 of common stock, respectively.

Note 3. Inventory

Inventory consists of the following:

	August 31, 2016	May 31, 2016
Raw materials	$781,856	$536,350
Finished goods	536,642	768,145
Total inventory	$1,318,498	$1,304,495

Note 4. Property, Plant and Equipment

A summary of the property, plant and equipment for Greystone is as follows:

	August 31, 2016	May 31, 2016
Production machinery and equipment	$22,149,817	$18,616,603
Plant buildings and land	4,663,339	4,663,339
Leasehold improvements	245,568	198,568
Furniture and fixtures	168 005	168,005
	27,226,729	23,646,515

Less: Accumulated depreciation	(11,599,772)	(11,081,196)

Net Property, Plant and Equipment	$15,626,957	$12,565,319

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the amount of $2,731,152. The equipment is being depreciated using the straight-line method of depreciation over 10 years.

Production machinery includes deposits on equipment in the amount of $159,698 that had not been placed into service as of August 31, 2016. The plant buildings and land are owned by GRE, a VIE, and have a net book value of $3,215,197 at August 31, 2016.

Depreciation expense for the three months ended August 31, 2016 and 2015 is $518,576 and $378,966, respectively.

Note 5. Related Party Transactions

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $385,000 and $357,500 for the three months ended August 31, 2016 and 2015, respectively.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s president and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest. Greystone charges a tolling fee for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $187,002 and $3,113 for the three months ended August 31, 2016 and 2015, respectively. The account receivable from TriEnda at August 31, 2016 was $71,342.

The tolling service provided by Greystone generates a certain amount of scrap material which is purchased by Greystone. Purchases for the three months ended August 31, 2016 and 2015 totaled $8,905 and $-0-, respectively. Greystone had accounts payable to TriEnda of $7,628 at August 31, 2016.

Green Plastic Pallets

Greystone sells plastics pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren F. Kruger, Greystone’s president and CEO. Greystone had sales to Green of $18,365 and $55,080 for the three months ended August 31, 2016 and 2015, respectively. As of August 31, 2016, Greystone had an account receivable of $56,908 from Green.

Note 6. Debt

Debt as of August 31, 2016 and May 31, 2016 is as follows:

	August 31, 2016	May 31, 2016
Term note A payable to International Bank of Commence, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$5,140,476	$5,310,179

Term note B payable to International Bank of Commence, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	2,448,894	2,688,659

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2018	1,675,000	1,675,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	2,977,666	3,021,734

Capital lease with a private pallet leasing company, interest rate of 5%, maturity of August 7, 2019	2,672,078	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2018	4,541,690	2,066,000

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	580,614	634,616

Other	47,158	50,560

Debt issue costs, net of amortization	(62,698)	(69,185)
	20,020,878	15,377,563
Less: Current portion	(3,201,905)	(2,088,327)
Long-term debt	$16,818,973	$13,289,236

The prime rate of interest as of August 31, 2016 was 3.5%.

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

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2018. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

Greystone’s debt service coverage ratio at August 31, 2016 was 0.84 which is not in compliance with the IBC Loan Agreement’s minimum debt service coverage ratio of 1.25. Greystone has received a waiver from IBC for this instance of non-compliance.

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

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”). The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014, as discussed in the following paragraph.

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage loan to GRE of $3,412,500. The loan provides for a 4.5% interest rate and a maturity of January 31, 2019 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Capital Lease with Private Pallet Leasing Company

In August, 2016, Greystone entered into a three-year lease agreement with a private pallet leasing company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. The lease is for two Milacron injection molding machines and two pallet molds designed and dedicated to production of 48X40 pallets (the “Pallets”) for the pallet leasing company. Monthly lease payments, estimated at approximately $100,000 per machine, are payable on a per invoice basis at the rate of $6.25 for each pallet produced by the leased production equipment and shipped to the company. The lease bears an interest rate of 5%, has a three-year maturity and provides for minimum monthly lease rental payment based upon the total Pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The first of the Milacron machines was placed into service in August, 2016. The second machine was placed into service in September, 2016 under the same terms and conditions as the first machine. Maturities for the three years subsequent to August 31, 2016 for the capital lease placed in service in August, 2016 are estimated to be $1,091,375, $1,147,092 and $433,611.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into a note payable of $4,541,690 with an extended maturity date of January 15, 2018. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement.

Note Payable between Greystone and Yorktown Management Financial Services, LLC (“Yorktown”)

On February 29, 2016, Greystone entered into an unsecured note payable to Yorktown in the amount of $688,296 in connection with the acquisition of equipment from Yorktown. The note payable bears interest at the rate of 5% and is payable over three years with monthly principal and interest payments of $20,629.

Maturities

Maturities of Greystone’s long-term debt and capital leases for the five years subsequent to August 31, 2016 are $3,201,905, $9,564,108, $7,309,827, $7,736 and $-0-.

Note 7. Stock Compensation Costs

Stock compensation costs, resulting from stock options issued June 1, 2012, were $-0- and $13,356 for the three months ended August 31, 2016 and 2015, respectively.

Note 8. Fair Value of Financial Instruments

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

Note 10. Concentrations, Risks and Uncertainties

In fiscal year 2017, Greystone derived 66% of its total sales from two customers (36% and 30% respectively). In fiscal year 2016, there was one significant customer which accounted for approximately 31% of Greystone’s total sales. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customer at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $478,752 and $490,092 in fiscal years 2017 and 2016, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2016, Greystone is indebted to Mr. Rosene in the amount of $4,541,690 pursuant to a note payable due January 15, 2018. There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Note 11. Subsequent Event

Effective September 1, 2016, Greystone’s board of directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board, as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants have a vesting period of two years and expire August 31, 2026. The issuance will be capitalized as debt issue cost as of the measurement date for approximately $125,000 and amortized over the remaining guaranty term.

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

References to fiscal year 2017 refer to the three month period ended August 31, 2016. References to fiscal year 2016 refer to the three month period ended August 31, 2015.

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

Greystone derives a substantial portion of its revenue from two customers. One customer accounted for approximately 36% and 31% of Greystone’s total sales in fiscal year 2017 and 2016, respectively. The second customer accounted for 30% and -0-% of Greystone’s total sales in fiscal years 2017 and 2016, respectively.

Personnel

Greystone had approximately 160 and 95 full-time employees as of August 31, 2016 and 2015, respectively.

Three Month Period Ended August 31, 2016 Compared to Three Month Period Ended August 31, 2015

Sales

Sales for fiscal year 2017 were $7,844,261 compared to $5,569,981 in fiscal year 2016 for an increase of $2,274,280. Pallet sales were $7,657,259, or 98% of total sales, in fiscal year 2017 compared to $5,566,868, or 100% of total sales, in fiscal year 2016 for an increase of $2,090,391. Other sales, principally tolling services, totaled $187,002 in fiscal year 2017 compared to $3,113 in fiscal year 2016.

The increase in pallet sales in fiscal year 2017 over 2016 is primarily due to the addition of a second major customer which is a pallet leasing company. Pallet sales to Greystone’s second major customer were 30% in fiscal year 2017 and -0- in fiscal year 2016. Greystone’s pallet sales to its other major customer were 36% of total sales in fiscal year 2017 compared to 31% in the prior year. Pallet sales to Greystone’s major customers are generally based on the customers’ need to facilitate their pallet needs which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2017 was $6,876,443, or 88% of sales, compared to $4,629,316, or 83% of sales, in fiscal year 2016. The increase in cost of sales as a percentage of sales in fiscal year 2017 compared to 2016 is principally due to setup costs to fulfill the product requirements of the pallet leasing company.

Benefit from Income Taxes

The benefit from income taxes was $18,850 and $5,285 in fiscal years 2017 and 2016, respectively. The variation in the relationship of the benefit from income taxes to income before taxes between fiscal years 2017 and 2016 resulted from the exclusion of the income from the variable interest entity in the calculation of income taxes for Greystone. The taxable income from the variable interest entity is passed-through to the owners of the entity.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $27,008 in fiscal year 2017 compared to $48,396 in fiscal year 2016 primarily for the reasons discussed above.

Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for fiscal year 2017 was $(117,439), or $0.00 per share, compared to $(91,315), or $0.00 per share, in fiscal year 2016 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2016 is as follows:

Cash provided by operating activities	$1,288,603

Cash used in investing activities	(849,062)

Cash used in financing activities	(651,760)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$20,083,576	$3,201,905	$16,873,935	$7,736	$-0-

Greystone had a working capital deficit of $(907,377) at August 31, 2016. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2016, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 5 to the consolidated financial statements, Greystone has loans with IBC which include a term loan with a maturity date of January 7, 2019 and a revolving loan which expires on January 31, 2018. The exact amount which can be borrowed under the revolving loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2016, which was filed on August 31, 2016. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2016, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at August 31, 2016.

During the three-month period ended August 31, 2016, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

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

Exhibit 10.1 Amended and Restated Promissory Note dated June 1, 2016, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of Robert B. Rosene, Jr., a member of Greystone’s board of directors.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2016 and May 31, 2016, (ii) the Consolidated Statements of Income for the three month periods ended August 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 14, 2016	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 14, 2016	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit 10.1 Amended and Restated Promissory Note dated June 1, 2016, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of Robert B. Rosene, Jr., a member of Greystone’s board of directors.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2016 and May 31, 2016, (ii) the Consolidated Statements of Income for the three months ended August 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the three month periods ended August 31, 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

