Form 10-Q
period 2016-11-30
GREYSTONE LOGISTICS, INC.
filed 2017-01-17
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2016

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

Former name, former address and former fiscal year, if changed since last report)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 13, 2017 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2016

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2016	May 31, 2016
Assets
Current Assets:
Cash	$669,668	$897,377
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 and $13,260, respectively	1,050,445	3,536,574
Related party receivable	172,255	150,113
Inventory	1,295,542	1,304,495
Prepaid expenses	227,990	70,058
Total Current Assets	3,415,900	5,958,617

Property and Equipment, net of accumulated depreciation	18,923,322	12,565,319

Deferred Tax Asset	1,229,132	1,283,682

Other Assets	16,147	23,405

Total Assets	$23,584,501	$19,831,023

Liabilities and Deficit
Current Liabilities:
Current portion of long-term debt	$4,340,096	$2,088,327
Accounts payable and accrued expenses	2,881,459	2,642,112
Accrued interest payable – related party	-	2,475,690
Preferred dividends payable	56,404	60,005
Total Current Liabilities	7,277,959	7,266,134

Long-Term Debt, net of current portion	16,912,667	13,289,236

Deficit:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 and 27,886,201 shares issued and outstanding	2,836	2,789
Additional paid-in capital	53,790,764	53,613,811
Accumulated deficit	(55,462,242)	(55,385,912)
Total Greystone Stockholders’ Deficit	(1,668,637)	(1,769,307)
Non-controlling interest	1,062,512	1,044,960
Total Deficit	(606,125)	(724,347)
Total Liabilities and Deficit	$23,584,501	$19,831,023

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended November 30,
	2016	2015

Sales	$17,065,972	$9,990,191

Cost of Sales	14,868,884	8,169,150

Gross Profit	2,197,088	1,821,041

General, Selling and Administrative Expenses	1,387,304	1,239,468

Operating Income	809,784	581,573

Other Expense:
Interest expense	(542,800)	(387,376)

Income before Income Taxes	266,984	194,197
Provision for Income Taxes	54,550	28,650
Net Income	212,434	165,547

Income Attributable to Variable Interest Entities, net	(119,552)	(116,337)

Preferred Dividends	(169,212)	(162,945)

Net Loss Attributable to Common Stockholders	$(76,330)	$(113,735)

Loss Per Share of Common Stock - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares of Common Stock Outstanding - Basic and Diluted	28,283,332	27,520,217

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2016	2015

Sales	$9,221,711	$4,420,210

Cost of Sales	7,992,441	3,539,834

Gross Profit	1,229,270	880,376

General, Selling and Administrative Expenses	664,275	537,326

Operating Income	564,995	343,050

Other Expense:
Interest expense	(306,169)	(191,964)

Income before Income Taxes	258,826	151,086
Provision for Income Taxes	73,400	33,935
Net Income	185,426	117,151

Income Attributable to Variable Interest Entities, net	(60,173)	(58,544)

Preferred Dividends	(84,144)	(81,027)

Net Income (Loss) Attributable to Common Stockholders	$41,109	$(22,420)

Income (Loss) Per Share of Common Stock - Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	27,630,432
Diluted	28,940,368	27,630,432

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$212,434	$165,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,222,574	674,993
Decrease (Increase) in deferred tax asset	54,550	28,650
Stock based compensation	-	26,712
Changes in trade accounts receivable	2,486,129	425,164
Changes in related party receivable	(22,142)	(17,274)
Changes in inventory	8,953	(880,085)
Changes in prepaid expenses	(157,932)	(94,643)
Changes in accounts payable and accrued expenses	239,547	1,271,997
Net cash provided by operating activities	4,044,113	1,601,061

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,095,073)	(540,374)

Cash Flows from Financing Activities:
Proceeds from revolving loan	-	650,000
Payments on long-term debt and capitalized lease	(1,619,936)	(983,244)
Payments on revolving loan	(275,000)	(300,000)
Debt issue costs	(64,000)	-
Proceeds from exercised stock options	57,000	57,000
Dividends paid on preferred stock	(172,813)	(162,945)
Dividends paid by variable interest entity	(102,000)	(102,000)
Net cash used in financing activities	(2,176,749)	(841,189)

Net Increase (Decrease) in Cash	(227,709)	219,498
Cash, beginning of period	897,377	598,887

Cash, end of period	$669,668	$818,385

Non-Cash Activities:
Acquisition of equipment pursuant to capital lease	$5,450,474	$-
Conversion of accrued interest to long-term debt	$2,475,690	$-
Warrants issued	$120,000	$-
Preferred dividend accrual	$56,404	$54,315
Supplemental Information:
Interest paid	$527,800	$236,755

The accompanying notes are an integral part of these consolidated financial statements

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2016, the results of its operations for the six-month and three-month periods ended November 30, 2016 and 2015, and its cash flows for the six-month periods ended November 30, 2016 and 2015. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2016 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the six-months and three-month periods ended November 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2016	2015
Six-month periods ended November 30:
Options to purchase common stock	200,000	675,000
Warrants to purchase common stock	500,000	-
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,033,333	4,008,333

Three-month periods ended November 30:
Options to purchase common stock	-	675,000
Preferred stock convertible into common stock	3,333,333	3,333,333
Total	3,333,333	4,008,333

The following tables set forth the computation of basic and diluted earnings per share for the following periods:

	2016	2015
Six-month periods ended November 30:
Numerator -
Net loss available to common stockholders	$(76,330)	$(113,735)
Denominator -
Weighted-average shares outstanding - basic	28,283,332	27,520,217
Incremental shares from assumed conversion of options and warrants	-	-
Diluted shares	28,283,332	27,520,217
Loss per share -
Basic and Diluted	$(0.00)	$(0.00)
Three-month periods ended November 30:
Numerator -
Net income (loss) available to common stockholders	$41,109	$(22,420)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	27,630,432
Incremental shares from assumed conversion of options and warrants	579,167	-
Diluted shares	28,940,368	27,630,432
Loss per share -
Basic and Diluted	$0.00	$(0.00)

Note 3. Inventory

Inventory consists of the following:

	November 30, 2016	May 31, 2016

Raw materials	$744,711	$536,350
Finished goods	550,831	768,145
Total inventory	$1,295,542	$1,304,495

Note 4. Related Party Receivable

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $715,000 for the six months ended November 30, 2016 and 2015, respectively.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s president and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest. Greystone charges a tolling fee for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $368,690 and $111,986 for the six months ended November 30, 2016 and 2015, respectively. The account receivable from TriEnda at November 30, 2016 was $62,694.

The tolling service provided by Greystone generates a certain amount of scrap material which is purchased by Greystone. Purchases for the six months ended November 30, 2016 and 2015 totaled $24,265 and $60,584, respectively. Greystone had accounts payable to TriEnda of $2,299 at November 30, 2016.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Greystone had sales to Green of $146,885 and $146,880 for the six months ended November 30, 2016 and 2015, respectively. The account receivable due from Green at November 30, 2016 was $111,860.

Note 5. Debt

Debt as of November 30, 2016 and May 31, 2016 is as follows:

	November 30, 2016	May 31, 2016
Term note A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,969,030	$5,310,179

Term note B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	2,206,666	2,688,659

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2019	1,400,000	1,675,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	2,932,721	3,021,734

Capital lease with a private pallet leasing company, interest rate of 5%, maturity of August 7, 2019	4,865,070	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2018	4,534,331	2,066,000

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	525,758	634,616

Other	44,400	50,560

Debt issue costs, net of amortization	(225,213)	(69,185)
	21,252,763	15,377,563
Less: Current portion	(4,340,096)	(2,088,327)
Long-term debt	$16,912,667	$13,289,236

The prime rate of interest as of November 30, 2016 was 3.5%. Effective December 15, 2016, the prime rate of interest increased to 3.75%.

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

On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). Greystone’s board of directors approved compensation to Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors, as the individual guarantors pursuant to the IBC Agreement, as amended. The compensation included a cash payment of $65,000, of which the payment to Mr. Rosene was made in December 2016, and a warrant to purchase 250,000 shares of Greystone common stock for $0.01 per share as discussed further in Note 6. The cost of the compensation is accounted for as debt issue costs to be amortized over the remaining primary terms of the notes.

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

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%. Effective December 12, 2016, the Revolving Loan was amended and restated to extend the maturity of the note to January 31, 2019. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

The IBC Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 and a funded debt to EBIDA ratio not exceeding 3:00 to 1:00 measured quarterly, (ii) subject to certain exceptions, limiting the Borrowers’ combined capital expenditures on fixed assets to $1,000,000 per year, (iii) prohibiting Greystone, without IBC’s prior written consent, from declaring or paying any dividends, redemptions of stock or membership interests, distributions and withdrawals (as applicable) in respect of its capital stock or any other equity interest, other than additional payments to holders of its preferred stock in an amount not to exceed $500,000 in any fiscal year, (iv) subject to certain exceptions, prohibiting the incurrence of additional indebtedness by the Borrowers, and (v) requiring the Borrowers to prevent (A) any change in capital ownership such that there is a material change in the direct or indirect ownership of (1) Greystone’s outstanding preferred stock, and (2) any equity interest in GSM, or (B) Warren Kruger from ceasing to be actively involved in the management of Greystone as President and/or Chief Executive Officer. The foregoing list of covenants is not exhaustive and there are several other covenants contained in the IBC Loan Agreement.

Greystone’s debt service coverage ratio as of November 30, 2016 was 0.65 to 1:00 which was less than the required minimum as discussed above. Effective December 12, 2016, the Borrowers and IBC entered into the Third Amendment to the IBC Loan Agreement (the “Third Amendment”) waiving this instance of noncompliance, and further removing the requirement to maintain the minimum debt service coverage ratio until the rolling test period ending February 28, 2018.

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

Capital Lease with Private Pallet Leasing Company

In August, 2016, Greystone entered into a three-year lease agreement with a private pallet leasing company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. The lease is for two Milacron injection molding machines and two pallet molds designed and dedicated to production of 48X40 pallets (the “Pallets”) for the pallet leasing company. Monthly lease payments, estimated at approximately $100,000 per machine, are payable on a per invoice basis at the rate of $6.25 for each pallet produced by the leased production equipment and shipped to the leasing company. The lease bears an interest rate of 5%, has a three-year maturity and provides for minimum monthly lease rental payment based upon the total Pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The first of the Milacron machines was placed into service in August, 2016. The second machine was placed into service in September, 2016 under the same terms and conditions as the first machine. Maturities for the three years subsequent to November 30, 2016 for the capital lease are estimated to be $2,206,994, $2,319,848 and $338,228.

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

Maturities

Maturities of Greystone’s long-term debt and capital leases for the five years subsequent to November 30, 2016 are $4,340,096, $10,477,053, $6,660,827, $-0- and $-0-.

Note 6. Warrants to Purchase Common Stock

Effective September 1, 2016, Greystone’s board of directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board, as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants have a vesting period of two years and expire August 31, 2026. The issuance will be capitalized as debt issue cost as of the measurement date for approximately $120,000 and amortized over the remaining guaranty term.

The value of Greystone’s common stock on September 1, 2016 was $0.24 per share. The estimated fair value at the date of the grant for the warrants utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option model for fiscal year 2017 are as follows:

Estimated fair value of warrants at date of grant	$120,000
Black-Scholes model assumptions
Average expected life (years)	6
Average expected volatility factor	145.77%
Average risk-free interest rate	4.0%
Average expected dividend yields	$-0-

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

Note 8. Concentrations, Risks and Uncertainties

Greystone derived approximately 67% of its total sales from two customers (25% and 42% respectively) in fiscal year 2017 and approximately 40% (36% and 4%, respectively) in fiscal year 2016. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $864,874 and $478,752 in fiscal years 2017 and 2016, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2016, Greystone is indebted to Mr. Rosene in the amount of $4,534,331 for a note payable and related accrued interest due January 15, 2018. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Greystone is currently evaluating the impact this ASU will have on our financial position and results of operations.

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

References to fiscal year 2017 refer to the six and three month periods ended November 30, 2016. References to fiscal year 2016 refer to the six and three month periods ended November 30, 2015.

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

Greystone derives a substantial portion of its revenue from two customers. One customer accounted for approximately 25% and 36% of Greystone’s total sales in fiscal year 2017 and 2016, respectively. The second customer accounted for 42% and 4% of Greystone’s total sales in fiscal years 2017 and 2016, respectively.

Personnel

Greystone had approximately 200 and 97 full-time employees as of November 30, 2016 and 2015, respectively.

Six-Month Period Ended November 30, 2016 Compared to Six-Month Period Ended November 30, 2015

Sales

Sales for fiscal year 2017 were $17,065,972 compared to $9,990,191 in fiscal year 2016 for an increase of $7,075,781. Pallet sales were $16,697,282, or 98% of total sales, in fiscal year 2016 compared to $9,876,955, or 99% of total sales, in fiscal year 2016 for an increase of $6,820,327. Other sales included tolling services of $368,690 in fiscal year 2017 and $113,236 in fiscal 2016.

Greystone has two major customers – a national brewer and a pallet leasing company. Sales to these major customers in fiscal year 2017 were 67% of total sales compared to 40% in fiscal year 2016. Sales to the national brewer were 25% and 36% in fiscal years 2017 and 2016, respectively. Sales to the pallet leasing company were 42% and 4% in fiscal years 2017 and 2016, respectively. The increase in pallet sales from fiscal year 2016 to 2017 was primarily due to increased sales to the pallet leasing company. Pallet sales to Greystone’s major customers are generally based on their need and may vary by period. Greystone cannot predict the future needs for these major customers and continues its marketing efforts toward new customers to broaden and diversify the customer base.

Due to the Greystone’s increased demand for refined, recycled plastic resin in the manufacturing process for pallets, Greystone estimates that tolling services and sales of pelletized resin will be minimal, if any, in future periods.

Cost of Sales

Cost of sales in fiscal year 2017 was $14,868,884, or 87% of sales, compared to $8,169,150, or 82% of sales, in fiscal year 2016. The increase in cost of sales as a percentage of sales in fiscal year 2017 compared to 2016 is principally due to setup costs to fulfill the product requirements for the pallet leasing company.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,387,304 in fiscal year 2017 compared to $1,239,468 in fiscal year 2016 for an increase of $147,836, or approximately 12%. The increase is primarily due to increased activity from the substantial increase in sales in fiscal year 2017 compared to fiscal year 2016.

Interest Expense

Interest expense was $542,800 in fiscal year 2017 compared to $387,376 in fiscal year 2016 for an increase of $155,424. The increase is principally attributable to debt related to the capitalized lease and the additional debt with IBC, both for the acquisition of production equipment.

Provision for Income Taxes

The provision for income taxes was $54,550 and $28,650 in fiscal years 2017 and 2016, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $212,434 in fiscal year 2017 compared to $165,547 in fiscal year 2016 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

Net loss available to common stockholders for fiscal year 2017 was $(76,330), or $(0.00) per share, compared to $(113,735), or $(0.00) per share, in fiscal year 2016 primarily for the reasons discussed above.

Three-Month Period Ended November 30, 2016 Compared to Three-Month Period Ended November 30, 2015

Sales

Sales for fiscal year 2017 were $9,221,711 compared to $4,420,210 in fiscal year 2016 for an increase of $4,801,501. Pallet sales were $9,040,023, or 98% of total sales, in fiscal year 2017 compared to $4,310,087, or 98% of total sales, in fiscal year 2016 for an increase of $4,729,936. Other sales included tolling services of $181,688 in fiscal year 2017 and compared to $110,123 in fiscal year 2016.

Greystone has two major customers – a national brewer and a pallet leasing company. Sales to these major customers in fiscal year 2017 were 70% of total sales compared to 38% in fiscal year 2016. Sales to the national brewer were 16% and 30% in fiscal years 2017 and 2016, respectively. Sales to the pallet leasing company were 54% and 8% in fiscal years 2017 and 2016, respectively. The increase in pallet sales from fiscal year 2016 to 2017 was primarily due to increased sales to the pallet leasing company. Pallet sales to Greystone’s major customers are generally based on their need and may vary by period. Greystone cannot predict the future needs for these major customers and continues its marketing efforts toward new customers to broaden and diversify the customer base.

Due to the Greystone’s increased demand for refined, recycled plastic resin in the manufacturing process for pallets, Greystone estimates that tolling services and sales of pelletized resin will be minimal, if any, in future periods.

Cost of Sales

Cost of sales in fiscal year 2017 was $7,992,441, or 87% of sales, compared to $3,539,834, or 80% of sales, in fiscal year 2016. Greystone’s production of its heavy-duty pallets increased approximately 32% for fiscal year 2017 over fiscal year 2016. The increase in cost of sales as a percentage of sales in fiscal year 2017 compared to 2016 is principally due to setup costs to fulfill the product requirements for the pallet leasing company.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $664,275 in fiscal year 2017 compared to $537,326 in fiscal year 2016 for an increase of $126,949 or 24%. The increase is primarily due to increased activity from the substantial increase in sales in fiscal year 2017 compared to fiscal year 2016.

Interest Expense

Interest expense was $306,169 in fiscal year 2017 compared to $191,964 in fiscal year 2016 for an increase of $114,205. The increase is principally attributable to debt related to the capitalized lease and the additional debt with IBC, both for the acquisition of production equipment.

Provision for Income Taxes

The provision for income taxes was $73,400 and $33,935 in fiscal years 2017 and 2016, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded a net income of $185,426 in fiscal year 2017 compared to $117,151 in fiscal year 2016 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net income available to common stockholders for fiscal year 2017 was $41,109, or $0.00 per share, compared to a net loss of $(22,420), or $(0.00) per share, in fiscal year 2016 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six-month period ended November 30, 2016 is as follows:

Cash provided by operating activities	$4,044,113

Cash used in investing activities	(2,095,073)

Cash used in financing activities	(2,176,749)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$21,477,976	$4,340,096	$17,137,880	$-0-	$-0-

Greystone had a working capital deficit of $(3,862,059) at November 30, 2016. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2016, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 5 to the consolidated financial statements, Greystone has loans with IBC which include a term loan with a maturity of January 7, 2019 and a revolving loan which expires January 31, 2019. The exact amount which can be borrowed under the revolving loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2016, which was filed on August 29, 2016. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2016, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at November 30, 2016.

During the six-month period ended November 30, 2016, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Third Amendment dated December 12, 2016 to Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce.

10.2	Second Amended and Restated Promissory Note (Revolving Loan) dated December 12, 2016 made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2016 and May 31, 2016, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 17, 2017	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 17, 2017	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Third Amendment dated December 12, 2016 to Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce.

10.2	Second Amended and Restated Promissory Note (Revolving Loan) dated December 12, 2016 made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2016 and May 31, 2016, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the six month periods ended November 30, 2016 and 2015, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

