Form 10-Q
period 2017-02-28
GREYSTONE LOGISTICS, INC.
filed 2017-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:April 10, 2017 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2017

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2017	May 31, 2016
Assets
Current Assets:
Cash	$483,027	$897,377
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 and $13,260, respectively	393,657	3,536,574
Related party receivable	121,577	150,113
Inventory	3,551,442	1,304,495
Prepaid expenses	157,501	70,058
Total Current Assets	4,707,204	5,958,617
Property and Equipment, net of accumulated depreciation	20,110,110	12,565,319
Deferred Tax Asset	726,982	1,283,682
Other Assets	11,841	23,405
Total Assets	$25,556,137	$19,831,023

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$4,629,186	$2,088,327
Accounts payable and accrued expenses	2,949,117	2,642,112
Accrued interest payable – related party	-	2,475,690
Preferred dividends payable	26,850	60,005
Total Current Liabilities	7,605,153	7,266,134
Long-Term Debt, net of current portion	17,783,137	13,289,236
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 and 27,886,201 shares issued and outstanding	2,836	2,789
Additional paid-in capital	53,790,764	53,613,811
Accumulated deficit	(54,688,575)	(55,385,912)
Total Greystone Stockholders’ Deficit	(894,970)	(1,769,307)
Non-controlling interest	1,062,817	1,044,960
Total Equity (Deficit)	167,847	(724,347)
Total Liabilities and Equity (Deficit)	$25,556,137	$19,831,023

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Nine Months Ended February 28(29),

(Unaudited)

	2017	2016

Sales	$25,759,823	$15,270,671

Cost of Sales	21,103,691	12,743,989

Gross Profit	4,656,132	2,526,682

General, Selling and Administrative Expenses	2,133,228	1,840,574

Operating Income	2,522,904	686,108

Other Expense:
Interest expense	(832,887)	(619,481)

Income before Income Taxes	1,690,017	66,627
Provision for (Benefit from) Income Taxes	556,700	(39,100)
Net Income	1,133,317	105,727

Income Attributable to Variable Interest Entities	(180,466)	(175,249)

Preferred Dividends	(255,514)	(244,741)

Net Income (Loss) Attributable to Common Stockholders	$697,337	$(314,263)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.02	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,309,003	27,640,033
Diluted	28,888,170	27,640,033

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended February 28(29),

(Unaudited)

	2017	2016

Sales	$8,693,851	$5,280,480

Cost of Sales	6,234,807	4,574,839

Gross Profit	2,459,044	705,641

General, Selling and Administrative Expenses	745,924	601,106

Operating Income	1,713,120	104,535

Other Expense:
Interest expense	(290,087)	(232,105)

Income (Loss) before Income Taxes	1,423,033	(127,570)
Provision for (Benefit from) Income Taxes	502,150	(67,750)
Net Income (Loss)	920,883	(59,820)

Income Attributable to Variable Interest Entities	(60,914)	(58,912)

Preferred Dividends	(86,302)	(81,796)

Net Income (Loss) Attributable to Common Stockholders	$773,667	$(200,528)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.03	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	27,886,201
Diluted	28,935,114	27,886,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended February 28(29),

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net income	$1,133,317	$105,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,997,334	1,043,365
Decrease (Increase) in deferred tax asset	556,700	(39,100)
Stock based compensation	-	40,068
Changes in trade accounts receivable	3,142,917	(82,097)
Changes in related party receivable	28,536	(23,492)
Changes in inventory	(2,246,947)	(2,362,667)
Changes in prepaid expenses	(87,243)	(82,762)
Changes in accounts payable and accrued expenses	307,005	2,865,698
Net cash provided by operating activities	4,831,619	1,464,740

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,242,366)	(3,394,268)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	2,530,072
Proceeds from revolving loan	500,000	1,200,000
Payments on long-term debt and capitalized lease	(2,704,325)	(1,249,557)
Payments on revolving loan	(275,000)	(300,000)
Debt issue costs	(130,000)	-
Proceeds from exercised stock options	57,000	57,000
Dividends paid on preferred stock	(288,669)	(245,631)
Dividends paid by variable interest entity	(162,609)	(153,000)
Net cash provided by (used in) financing activities	(3,003,603)	1,838,884

Net Decrease in Cash	(414,350)	(90,644)
Cash, beginning of period	897,377	598,887

Cash, end of period	$483,027	$508,243

Non-Cash Activities:
Acquisition of equipment pursuant to capital lease	$5,450,474	$-
Acquisition of equipment from related party -
Through issuance of note payable	$1,469,713	$688,296
Through decrease in related party receivable	-	$449,569
Acquisition of building with long-term debt	$318,750	$-
Conversion of accrued interest to long-term debt	$2,475,690	$-
Warrants issued	$120,000	$-
Preferred dividend accrual	$26,850	$890
Supplemental Information:
Interest paid	$832,887	$351,988

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2017, the results of its operations for the nine-month and three-month periods ended February 28(29), 2017 and 2016, and its cash flows for the nine-month periods ended February 28(29), 2017 and 2016. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2016 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine-months and three-month periods ended February 28(29), 2017 and 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2017	2016
Nine-month periods ended February 28(29):
Options to purchase common stock	-	675,000
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	3,333,333	4,008,333

Three-month periods ended February 28(29):
Options to purchase common stock	-	675,000
Preferred stock convertible into common stock	3,333,333	3,333,333
Total	3,333,333	4,008,333

The following tables set forth the computation of basic and diluted earnings per share for the following periods:

	2017	2016
Nine-month periods ended February 28(29):
Numerator -
Net income (loss) available to common stockholders	$697,337	$(314,263)
Denominator -
Weighted-average shares outstanding - basic	28,309,003	27,640,033
Incremental shares from assumed conversion of options and warrants	579,167	-
Diluted shares	28,888,170	27,640,033
Loss per share -
Basic and Diluted	$0.02	$(0.01)
Three-month periods ended February 28(29):
Numerator -
Net income (loss) available to common stockholders	$773,667	$(200,528)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	27,886,201
Incremental shares from assumed conversion of options and warrants	573,913	-
Diluted shares	28,935,114	27,886,201
Loss per share -
Basic and Diluted	$0.03	$(0.01)

Note 3. Inventory

Inventory consists of the following:

	February 28, 2017	May 31, 2016
Raw materials	$1,162,324	$536,350
Finished goods	2,389,118	768,145
Total inventory	$3,551,442	$1,304,495

Note 4. Related Party Transactions

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $1,100,000 for the nine months ended February 28(29), 2017 and 2016, respectively.

Effective February 21, 2017, Greystone purchased certain production equipment from Yorktown for $1,500,340 which included a cash payment of $30,627 and the assumption of a note payable with First Bank in the amount of $1,469,713 with an interest rate of 1.45% above the prime rate of interest (5.2% at February 28, 2017), and a maturity of August 21, 2021. The note with First Bank is secured by the equipment. During the period from September 2016 through January 2016, Greystone rented this equipment from Yorktown for a total of $163,204.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $2,200.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest. Greystone charges a tolling fee for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $519,814 and $253,466 for the nine months ended February 28(29), 2017 and 2016, respectively. The account receivable from TriEnda at February 28, 2017 was $65,168.

The tolling service provided by Greystone generates a certain amount of scrap material which is purchased by Greystone. Purchases for the nine months ended February 28(29), 2017 and 2016 totaled $24,265 and $71,000, respectively. Greystone had accounts payable to TriEnda of $17,031 at February 28, 2017.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $220,325 and $203,562 for the nine months ended February 28(29), 2017 and 2016, respectively. The account receivable due from Green at February 28, 2017 was $73,440.

Note 5. Debt

Debt as of February 28, 2017 and May 31, 2016 is as follows:

	February 28, 2017	May 31, 2016

Term note A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,797,299	$5,310,179

Term note B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	1,962,157	2,688,659

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2019	1,900,000	1,675,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	2,886,906	3,021,734

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payments of $30,628, due August 21, 2021, secured by equipment	1,469,713	-

Capital lease with a private pallet leasing company, interest rate of 5%, maturity of August 7, 2019	4,380,410	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2019	4,498,383	2,066,000

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	470,212	634,616

Other	316,970	50,560
Face value of long-term debt	22,682,050	15,446,748
Debt issue costs, net of amortization	(269,727)	(69,185)
	22,412,323	15,377,563
Less: Current portion	(4,629,186)	(2,088,327)
Long-term debt	$17,783,137	$13,289,236

The prime rate of interest as of February 28, 2017 was 3.75%. The prime rate of interest changed to 4% effective March 16, 2017.

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

On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). Greystone’s board of directors approved compensation to Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board of directors, as the individual guarantors pursuant to the IBC Agreement, as amended. Messrs. Kruger and Rosene each recieved a cash payment of $65,000 and a warrant to purchase 250,000 shares of Greystone common stock for $0.01 per share as discussed further in Note 6. The cost of the compensation is accounted for as debt issue costs to be amortized over the remaining primary terms of the IBC notes.

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

Greystone’s debt service coverage ratio as of February 28, 2017 was 0.95 to 1:00 which was less than the required minimum as discussed above. Effective December 12, 2016, the Borrowers and IBC entered into the Third Amendment to the IBC Loan Agreement (the “Third Amendment”) waiving this instance of noncompliance, and further removing the requirement to maintain the minimum debt service coverage ratio until the rolling test period ending February 28, 2018.

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

The first of the Milacron machines was placed into service in August, 2016. The second machine was placed into service in September, 2016 under the same terms and conditions as the first machine. Maturities for the two years subsequent to February 28, 2017 for the capital lease are estimated to be $2,148,796 and $2,231,614.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into a note payable of $4,541,690. Effective April 10, 2017, Mr. Rosene agreed to an extended maturity date of January 15, 2019. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement.

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

Maturities

Maturities of Greystone’s long-term debt and capital leases for the five years subsequent to February 28, 2017 are $4,629,186, $16,962,065, $373,064, $379,791 and $337,944.

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

Note 8. Concentrations, Risks and Uncertainties

Greystone derived approximately 67% of its total sales from two customers (21% and 46% respectively) in fiscal year 2017 and approximately 41% (31% and 10%, respectively) in fiscal year 2016. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $1,202,381 and $1,216,492 in fiscal years 2017 and 2016, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 28, 2017, Greystone is indebted to Mr. Rosene in the amount of $4,498,383 for a note payable due January 15, 2019. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 9. Commitment

As of February 28, 2017, Greystone had an outstanding commitment in the amount of $1.9 million toward the purchase of certain production equipment.

Note 10. Recent Accounting Pronouncements

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

References to fiscal year 2017 refer to the nine-month and three-month periods ended February 28, 2017. References to fiscal year 2016 refer to the nine-month and three-month periods ended February 29, 2016.

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

Greystone derives a substantial portion of its revenue from two customers. One customer accounted for approximately 21% and 31% of Greystone’s total sales in fiscal year 2017 and 2016, respectively. The second customer accounted for 46% and 10% of Greystone’s total sales in fiscal years 2017 and 2016, respectively.

Personnel

Greystone had approximately 158 and 150 full-time employees as of February 28(29), 2017 and 2016, respectively.

Nine-Month Period Ended February 28, 2017 Compared to Nine-Month Period Ended February 29, 2016

Sales

Sales for fiscal year 2017 were $25,759,823 compared to $15,270,671 in fiscal year 2016 for an increase of $10,489,152. Pallet sales were $25,240,009 in fiscal year 2016 compared to $14,999,740 in fiscal year 2016 for an increase of $10,240,269. Other sales included tolling services of $519,814 in fiscal year 2017 and $270,931 in fiscal 2016.

Greystone has two major customers – a national brewer and a pallet leasing company. Sales to these major customers in fiscal year 2017 were 67% of total sales compared to 41% in fiscal year 2016. Sales to the national brewer were 21% and 31% in fiscal years 2017 and 2016, respectively. Sales to the pallet leasing company were 46% and 10% in fiscal years 2017 and 2016, respectively. The increase in pallet sales from fiscal year 2016 to 2017 was primarily due to increased sales to the pallet leasing company. Pallet sales to Greystone’s major customers are generally based on their need and may vary by period. Greystone cannot predict the future needs for these major customers and continues its marketing efforts toward new customers to broaden and diversify the customer base.

Due to Greystone’s increased demand for refined, recycled plastic resin in the manufacturing process for pallets, Greystone estimates that tolling services and sales of pelletized resin will be minimal, if any, in future periods.

Cost of Sales

Cost of sales in fiscal year 2017 was $21,103,691, or 82% of sales, compared to $12,743,989, or 83% of sales, in fiscal year 2016. Greystone showed an improved ratio of cost of sales to sales (the “cost of sales ratio”) in fiscal year 2017 over fiscal year 2016 as well as the previously reported cost of sales ratio of 87% for the six-month period ended November 30, 2016.

As discussed herein in the comparison of the three-month period ended February 28, 2017 to the prior period, Greystone achieved a cost of sales ratio of 72% in fiscal year 2017 resulting principally by emerging from the production start-up phase for the pallet designed for the pallet leasing customer.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $2,133,228 in fiscal year 2017 compared to $1,840,574 in fiscal year 2016 for an increase of $292,654, or approximately 16%. The increase is primarily due to increased activity from the substantial increase in sales and related operations in fiscal year 2017 compared to fiscal year 2016.

Interest Expense

Interest expense was $832,887 in fiscal year 2017 compared to $619,481 in fiscal year 2016 for an increase of $213,406. This increase in interest expense in fiscal year 2017 over fiscal year 2016 is principally attributable to the increase in debt related to the acquisition of equipment to necessary to meet current demand for plastic pallets.

Provision for Income Taxes

The provision for (benefit from) income taxes was $556,700 and $(39,100) in fiscal years 2017 and 2016, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,133,317 in fiscal year 2017 compared to $105,727 in fiscal year 2016 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net income available to common stockholders for fiscal year 2017 was $697,337, or $0.02 per share, compared to a net loss available to common stockholders of $(314,263), or $(0.01) per share, in fiscal year 2016 primarily for the reasons discussed above.

Three-Month Period Ended February 28, 2017 Compared to Three-Month Period Ended February 29, 2016

Sales

Sales for fiscal year 2017 were $8,693,851 compared to $5,280,480 in fiscal year 2016 for an increase of $3,413,371. Pallet sales were $8,542,727 in fiscal year 2017 compared to $5,122,785 in fiscal year 2016 for an increase of $3,419,942. Other sales included tolling services of $151,124 in fiscal year 2017 and compared to $157,695 in fiscal year 2016.

Greystone has two major customers – a national brewer and a pallet leasing company. Sales to these major customers in fiscal year 2017 were 67% of total sales compared to 54% in fiscal year 2016. Sales to the national brewer were 14% and 32% in fiscal years 2017 and 2016, respectively. Sales to the pallet leasing company were 53% and 22% in fiscal years 2017 and 2016, respectively. The increase in pallet sales from fiscal year 2016 to 2017 was primarily due to increased sales to the pallet leasing company. Pallet sales to Greystone’s major customers are generally based on their need and may vary by period. Greystone cannot predict the future needs for these major customers and continues its marketing efforts toward new customers to broaden and diversify the customer base.

Due to the Greystone’s increased demand for refined, recycled plastic resin in the manufacturing process for pallets, Greystone estimates that tolling services and sales of pelletized resin will be minimal, if any, in future periods.

Cost of Sales

Cost of sales in fiscal year 2017 was $6,234,807, or 72% of sales, compared to $4,574,839, or 87% of sales, in fiscal year 2016. The improved ratio of cost of sales to sales in fiscal year 2017 resulted principally by Greystone ability to emerge from the production start-up phase for the pallet designed for the pallet leasing customer.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $745,924 in fiscal year 2017 compared to $601,106 in fiscal year 2016 for an increase of $144,818 or 24%. The increase is primarily due to increased activity from the substantial increase in sales and related operations in fiscal year 2017 compared to fiscal year 2016.

Interest Expense

Interest expense was $290,087 in fiscal year 2017 compared to $232,105 in fiscal year 2016 for an increase of $57,982. This increase in interest expense in fiscal year 2017 over fiscal year 2016 is principally attributable to the increase in debt related to the acquisition of equipment to necessary to meet current demand for plastic pallets.

Provision for Income Taxes

The provision for (benefit from) income taxes was $502,150 and $(67,750) in fiscal years 2017 and 2016, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded a net income of $920,883 in fiscal year 2017 compared to a net loss of $(59,820) in fiscal year 2016 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net income available to common stockholders for fiscal year 2017 was $773,667, or $0.03 per share, compared to a net loss of $(200,528), or $(0.01) per share, in fiscal year 2016 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine-month period ended February 28, 2017 is as follows:

Cash provided by operating activities	$4,831,619

Cash used in investing activities	(2,242,366)

Cash used in financing activities	(3,003,603)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$22,682,050	$4,629,186	$17,335,129	$717,735	$-0-

Greystone had a working capital deficit of $(2,897,949) at February 28, 2017. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2017, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2016, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified two material weaknesses in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of these two material weaknesses, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at February 28, 2017.

During the nine-month period ended February 28, 2017, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2017 and May 31, 2016, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 28(29), 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended February 28(29), 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2017	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2017	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2017 and May 31, 2016, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 28(29), 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended February 28(29), 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

