Form 10-K
period 2017-05-31
GREYSTONE LOGISTICS, INC.
filed 2017-08-25
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $2,934,932 ($0.21 per share).

As of August 14, 2017, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and other employees. As of May 31, 2017, Greystone had an aggregate in-house production capacity of approximately 120,000 pallets per month.

Greystone’s product line as of May 31, 2017 consists of the following:

●	37” X 32” rackable pallet,
●	40” X 32” rackable pallet,
●	37” X 37” rackable pallet,
●	44” X 56” can pallet,
●	48” X 48” rackable pallet,
●	48” X 40” rackable pallet,
●	48” X 44” rackable pallet,
●	48” X 40” nestable pallet with or without detachable runners,
●	24” X 40” display pallet,
●	48” X 40” monoblock (one-piece) pallet,
●	Half-barrel keg stackable pallet,
●	Slim keg stackable pallet,
●	36” X 36” rackable pallet,
●	48” X 45” monoblock pallet,
●	48” X 45” drum pallet, and
●	48” X 40” mid duty pallet.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local, national and international suppliers.

Other Business

Greystone processes recycled plastic into pellet form which may be sold or used in Greystone’s production of pallets. The sale of pelletized plastic is dependent on Greystone’s ability to produce excess capacity and to realize reasonable profit, which is generally based on market conditions. Based on availability of equipment, Greystone also provides tolling services whereby it grinds and pelletizes customer’s plastic material for a fee.

Currently, all of the pelletized plastic is used in-house to satisfy Greystone’s pallet production. Accordingly, Greystone has curtailed its tolling services to third-party customers pending future changes with respect to internal requirements or an increase in grinding and pelletizing capacity.

Pallet Industry

Pallets are devices used for moving and storing freight. A pallet is used as a base for assembling, storing, stacking, handling, and transporting goods as a unit load. A pallet is constructed to facilitate the placement of a lift truck’s forks between the levels of a platform so it may be moved easily.

Pallets are used worldwide for the transportation of goods and they are primarily made of wood. An estimated 80-90 percent of all U.S. commerce is carried on pallets which amounts to an estimated 1.9 to 2.0 billion pallets in circulation daily in the United States. The manufacture of wood pallets is estimated to consume more than 45 percent of total U.S. hardwood lumber production. “Pallets move the world,” says Dr. Marshall S. “Mark” White, an emeritus professor at Virginia Tech University and director of the William H. Sardo Jr. Pallet and Container Research Laboratory and Center for Packaging and Unit Load Design.

The largest industry users of pallets such as the food, chemical, pharmaceutical, beverage and dairy industries are populated with large public or private entities for which profitable financial performance is paramount. The operating issues presented by wood pallets have been tolerated to date as there has been no viable alternative in sufficient size for replacement.

“Sales of new and refurbished pallets will expand by 3.5% a year through 2017 to 1.3 billion units, valued at $16.9 billion,” according to a recent report on the market for pallets in North America from the Freedonia Group. A variety of factors are driving overall pallet demand, regardless of the type of material, according to Zoe Biller, a Freedonia industry analyst and the author of the report. “You’re seeing a recovering U.S. economy and the larger trend of moving manufacturing capacity back to the U.S. from off shore,” Biller said. “Those are the two most important macro trends.”

Wood: Although not highlighted in her report, Biller estimates that about 60% of wooden pallets are used and about 40% are new. Those percentages could shift in favor of new pallets going forward. That’s because the industry has been reporting a shortage of quality used pallets, known as cores, for the last year or so. “The core shortage appears to be real and it is going to be part of what’s going on going forward,” Biller said. “But it should correct itself in the long term as end users buy new pallets that replenish the pool.”

Nearly two years ago, Costco announced that it was going entirely to a block pallet. Biller believes Costco’s decision is a symptom of the overall trend towards block pallets rather than a driver. “Costco is part of a broader trend towards pallets that are easier to use, especially in an automated system or with pallet jacks,” Biller said. Block pallets fit both of those bills. She adds, “There’s also a bigger trend to turn products and processes that aren’t a core business to a third party and pallet management is definitely part of that trend.”

Plastic: The move towards plastic appears to be driven by companies that can control their pallet pools and take advantage of plastics’ longevity as well as “growing sanitation concerns related to wood pallets,” Biller said. “Food safety regulations may have something to do with it going forward.” Asked if she was surprised by any of the results, Biller said she was surprised by how far the pallet market declined during the recession. “A big part of the market advance is the need to bring the number of pallets available for use to required levels,” she said.

According to Bob Trebilcock of Modern Materials Handling Magazine, one important bullet point for pallet users from the Freedonia report’s executive summary was that plastic pallets have seen their strongest advances in percentage terms ever and will continue to record above average growth.

According to Persistence Market Research, rising demand for alternative pallet types of pallets is anticipated to boost the growth of plastic pallets in the global pallets market.

In a June 2017 article, Persistence Market Research published an article that non-wood pallets are likely to experience a massive increase in demand across the globe. Among these, plastic pallets are expected to be the most attractive option. The major reason behind the increase in popularity of and demand for plastic pallets is due to the ease with which these can be cleaned. In addition, they are made of recycled materials. This is a very attractive benefit for companies working towards becoming more environment friendly. This factor is creating a positive impact on the plastic pallets market.

Another factor which is driving the growth of plastic pallets is the adoption of pallets by new users. The pallet utilization in various regions across the globe is typically low compared to the size of their manufacturing, warehousing, and construction sectors. However, in the coming years, greater number of potential pallet users will strive to become more competitive on a global scale by improving operating efficiencies and reducing product damage in shipments through the use of pallets.

The increase in trade volume especially in the Middle East and Africa region is also anticipated to fuel the growth of the plastic pallets market. Gulf Cooperation Council countries, located in between the Far East and Europe, can be considered as the gateway to the world’s most progressive markets such as India and China. The transport and logistics sector in the Middle East region is showing substantial growth rates with a long-term positive outlook. The plastic pallets market is thus expected to witness significant growth and is a vital link in supply chain and storage.

With a huge incremental opportunity, the global pallets market is projected to grow at more than 5% Compound Annual Growth Rate (“CAGR”) during the period of assessment.

During the period 2012 – 2016, the global pallets market expanded at a CAGR of 4.7%. However, during the forecast period – that is between 2017 and 2025 – the market is anticipated to grow at a CAGR of 5.4% owing to increasing demand for better and safe transportation coupled with the rise in demand for pallets from various industries like food, agriculture, chemicals etc. The global pallets market is projected to represent incremental opportunity of more than $25 billion between 2017 and 2025.

Types of Pallets

The most common size pallet is the 48 x 40” 4-way pallet or otherwise referred to as the GMA (Grocery Manufacturer Association) pallet, sometimes known in the industry as the “GMA Pallet,” “The GMA Pallet,” “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA acts as a commodity in the pallet industry, as price is often determined by availability. As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are sent to a landfill or used as wood compost.

Pallets are the primary interface between the packaged product and today’s highly automated material handling equipment. Although pallets are not the most glamorous part of the warehouse, they are important because users have expectations based on specifications and wood pallets lack critical manufacturing details that determine performance. The end user becomes frustrated when these pallets do not perform to expectation. Shipments can be damaged or rejected entirely resulting in significant product and revenue losses. This angst is aggravated when new multi-million-dollar automated systems are in use.

Employees

As of May 31, 2017, Greystone had 162 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from two customers. These customers accounted for approximately 71% and 56% of total sales in fiscal years 2017 and 2016, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Competition

Greystone’s primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations. Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits (elimination from landfill and recycling) of its plastic pallets as compared to wood pallets. Greystone also competes with three large and approximately ten small manufacturers of plastic pallets. Some of Greystone’s competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in such areas of product development, manufacturing and marketing. However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone an advantage over other plastic pallet manufacturers.

Government Regulation

Although Greystone recycles approximately 22,000 tons of post-consumer plastic which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

Patents and Trademarks

Greystone seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate.

Management Plastic Pallet Summation

During the past two decades both timber prices and landfill fees have increased and have compelled businesses to modify the way pallets are managed. Businesses can evaluate and improve their pallet management systems and reduce associated waste by utilizing recycled plastic pallets.

According to the U.S. Environmental Protection Agency, deforestation is a significant contributor to global carbon dioxide gas emissions. Deforestation leads to CO2 emissions because the carbon sequestered in trees is emitted into the atmosphere and not counter-balanced by re-growth of new trees. Additionally, estimates are that up to 20 percent of total pallet wood waste ends up in land fill.

Greystone’s management believes that the gradual shifting trend from wood to 100 percent recyclable plastic pallets will continue, with the primary limiting factors being a front-end higher price and some regulatory limited to certain applications of pallet use. The savings come in the recyclability and significantly longer life which lowers the cost per trip dramatically. Greystone intends to continue to conduct research on pallet design for strength and coefficient of friction, on the materials used to make the plastic pallets as required to meet market demands and to improve its existing products. Plastic pallets reduce wood waste, are hygienic, weigh less which lowers fuel consumption and transport costs and are fully recyclable.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply. At the present time, these materials are being purchased from local, national and international suppliers.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases two buildings for a total of 120,000 square feet of manufacturing and warehouse space. These two buildings located on approximately 3 acres of land in Bettendorf, Iowa and are leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

In addition, Greystone owns two buildings located in Camanche, Iowa for a total of 52,200 square feet of warehouse space. These two buildings are currently used for warehousing inventory.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2015	$0.32	$0.24
Nov. 30, 2015	0.29	0.15
Feb. 29, 2016	0.24	0.14
May 31, 2016	0.32	0.21
Aug. 31, 2016	0.31	0.22
Nov. 30, 2016	0.27	0.21
Feb. 28, 2017	0.25	0.21
May 31, 2017	0.34	0.22

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 24, 2017, Greystone had approximately 238 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $376,101 and $325,885 in fiscal years 2017 and 2016, respectively.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. Two customers currently account for approximately 71% of its total sales in fiscal year 2017 (56% in fiscal year 2016). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

Greystone’s business is subject to changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of waste (including solid and hazardous waste) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Greystone’s properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of Greystone’s properties, Greystone may be held liable. No assurances can be given that additional environmental issues will not require future expenditures. In addition, the plastics industry is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements and disposal fees and limits on the use of plastic products. Also, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures. Although Greystone believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on it, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.3% of Greystone’s outstanding common stock and have approximately 50.2% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as one of Greystone’s executive officers) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone’s common stock. In addition, Greystone is authorized to issue, without shareholder approval, over 4,971,638,799 additional shares of its common stock and securities convertible into common stock.

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

As of May 31, 2017, Greystone had 162 full-time employees and used temporary personnel as needed. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is about 120,000 plastic pallets per month, or 1,440,000 per year. Production levels generally vary proportionately with sales orders. In addition, Greystone plans to add two additional injection molding machines during fiscal year 2018 which will add production capacity of approximately 30,000 pallets per month, or 360,000 per year.

Year Ended May 31, 2017 Compared to Year Ended May 31, 2016

Sales

Sales were $40,044,110 for fiscal year 2017 compared to $26,340,405 for fiscal year 2016 for an increase of $13,703,705. The increase in pallet sales from fiscal year 2016 to 2017 is principally due to sales to a customer whose business is leasing plastic pallets. Greystone has two major customers who account for approximately 71% of total sales in fiscal year 2017 compared to 56% in fiscal year 2016.

Cost of Sales

Cost of sales was $32,573,570 (81% of sales) and $21,591,039 (82% of sales) in fiscal years 2017 and 2016, respectively. Increased production in fiscal year 2017 compared to fiscal year 2016 had a positive effect on the ratio of cost of sales to sales.

General, Selling and Administrative Expenses

General, selling and administrative expense was $3,015,960 for fiscal year 2017 compared to $2,555,249 for fiscal year 2016 for an increase of $460,711 or approximately 18%. The increase in general, selling & administrative expenses from fiscal year 2016 to fiscal year 2017 is primarily due to the additional support necessary to maintain the increased activity in production and sales that occurred in the current year and expected for future periods.

Interest Expense

Interest expense was $1,212,857 in fiscal year 2017 compared to $862,428 in fiscal year 2016 for an increase of $350,429. This increase is primarily attributable to an increase in debt related to the acquisition of production equipment in both fiscal years 2017 and 2016.

Provision for Income Taxes

The provision for income taxes was $1,011,990 in fiscal year 2017 compared to $495,555 in fiscal year 2016. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level.

As of May 31, 2017, as well as May 31, 2016, Greystone’s management determined that no valuation allowance was considered necessary. Until the NOLs are fully realized for income tax purposes, management will continue to evaluate the extent that a valuation allowance is needed. Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $2,246,908 in fiscal year 2017 compared to $836,134 in fiscal year 2016 for an increase of $1,410,774 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $1,660,921, or $0.06 per share, in fiscal year 2017 compared to $271,726, or $0.01 per share, in fiscal year 2016 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2017 is as follows:

Cash provided by operating activities	$6,251,305
Cash used in investing activities	$(2,698,665)
Cash used in financing activities	$(3,870,996)

Long-term debt obligations of Greystone as of May 31, 2017 are as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$18,032,416	$2,493,236	$14,898,899	$640,281	$—

Greystone had a working capital deficit of $(2,004,810) at May 31, 2017.

During fiscal year 2017, Greystone incurred new debt of $7,112,327 principally for the acquisition of production equipment. The new debt included a capital lease in the amount of $5,323,864 to acquire two injection molding machines and related molds to increase its production for one of its major customers whose business is leasing plastic pallets. Future minimum lease payments are based on sales of pallets produced by the equipment and are projected to be $2,400,000 and $1,560,936 in fiscal years 2018 and 2019, respectively.

Greystone’s principal long-term debt obligations include term notes with International Bank of Commerce which mature on January 7, 2019 and a note payable to Mr. Rosene maturing on January 15, 2019. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2017, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2017, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone, the offerings of preferred stock to current and former officers and directors of Greystone in 2001 and 2003 and through a private placement of common stock completed in March 2005. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accumulated dividends to its preferred stockholders during fiscal years 2017 and 2016 and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

Transactions with Warren Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Mr. Kruger, Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for use as raw material in the manufacture of pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Rental fees. GSM pays weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2017 and 2016.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a month-to-month rental basis of $2,200 per month. Effective January 1, 2017, Yorktown provided additional office space to Greystone thereby increasing the rental rate to $4,000 per month.

Acquisitions from Yorktown. On September 1, 2016, Yorktown acquired the plastic resin pelletizing equipment from TriEnda Holdings, L.L.C., which was used by Greystone to blend and pelletize plastic resin for a tolling fee. During the period from September 1, 2016 through January 31, 2017, Greystone rented this equipment from Yorktown for a total of $163,204. Effective February 1, 2017, Greystone acquired this equipment from Yorktown for $1,500,076, which included a cash payment of $30,627 and the assumption of a note payable to First Bank in the amount of $1,469,713.

Effective June 1, 2015, Greystone assumed operations of Yorktown’s Sand Springs facility which included grinders for recycling plastic and a wash line. Greystone made rental payments totaling $105,000 to Yorktown through February 29, 2016 for use of this equipment whereupon Greystone and Yorktown entered into an Asset Purchase Agreement and Bill of Sale (the “Bill of Sale”) providing for Greystone’s acquisition of the equipment located therein for $1,137,865. Payment consisted of an offset against the purchase price of $449,569 which was an amount that Yorktown owed to GSM as of the date of the acquisition and a note payable in the amount of $688,296 which Greystone issued to Yorktown payable over 36 months at 5% interest. Greystone assumed the month-to-month rental of the facility with an unrelated party until May 15, 2017 when the equipment was moved to Greystone’s Camanche, Iowa warehouses.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Kruger and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment were capitalized as debt issue costs to be amortized over the remaining loan term.

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

The Term Loans A and B bear interest at the New York Prime Rate plus 0.5% but not less than 4.0% and mature January 31, 2019. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) the Term Loan A over a seven year period beginning January 31, 2016 with the balance due at maturity and (ii) the Term Loan B over the three-year life of the loan.

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%. The Third Amendment to the IBC Loan Agreement extended the maturity date of the Revolving Loan to January 31, 2019. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. The proceeds from the Revolving Loan are used for general working capital purposes.

Transactions with Robert B. Rosene, Jr.

Loan. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2019. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Rosene and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment were capitalized as debt issue costs to be amortized over the remaining loan term.

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

As of May 31, 2017, an evaluation was performed under the supervision and with the participation of Greystone’s principal executive officer (CEO) and principal financial officer (CFO) of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, Greystone’s CEO and CFO have concluded that Greystone’s disclosure controls and procedures were not effective as of May 31, 2017 as a result of one material weakness identified below.

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

Greystone’s CEO and CFO made an assessment of the effectiveness of Greystone’s internal control over financial reporting as of May 31, 2017. In making this assessment, Greystone’s CEO and CFO used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, Greystone’s CEO and CFO identified one material weakness. As a result of this one material weakness, Greystone’s CEO and CFO concluded that Greystone did not maintain effective internal control over financial reporting as of May 31, 2017. The material weakness is as follows:

Greystone, at the parent entity level, has limited resources to ensure that monitoring of internal controls and the related risk assessments may not be addressed in a timely manner. The lack of timely assessment of internal controls may result in internal controls not being implemented and followed throughout the company, including its subsidiaries. Because of this limitation with respect to the ability to allocate sufficient resources to monitoring and assessment, material misstatements could occur and remain undetected.

Changes in Internal Control over Financial Reporting

During the period covered by this report, Greystone’s implemented certain procedures to provide the necessary oversight to mitigate any instances of segregation of duties.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2017
Larry LeBarre	Director	2017
Robert B. Rosene, Jr.	Director	2017
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 61 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 61, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 63, is President of Patriot Auto Group, LLC, which owns three auto dealerships in Oklahoma. In addition, Mr. Rosene serves on the Board of Managers of Continuum Energy Services, LLC, which owns natural gas gathering and related facilities and crude oil trucking equipment, a company he co-founded in 1998. Also, Mr. Rosene co-founded Summit Exploration Company, LLC, an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 76, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2017, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2017, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2017 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2017, 2016 and 2015:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	Total

Warren F. Kruger,	2017	$240,000	$62,000	$-	$-	$302,000
President and Chief	2016	$240,000	$2,000	$-	$-	$242,000
Executive Officer	2015	$240,000	$2,000	$-	$-	$242,000

William W. Rahhal,	2017	$130,000	$32,000	$-	$-	$162,000
Chief Financial Officer	2016	$107,500	$2,000	$-	$-	$109,500
	2015	$100,000	$2,000	$-	$-	$102,000

The following table provides information with respect to named executive earning outstanding equity awards as of May 31, 2017:

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone does not have any plans or policies with respect to the compensation of its Board of Directors for their service on the Board. However, during the fiscal year ended May 31, 2016, the Board of Directors approved compensation to board members of $7,500 per meeting attended. In fiscal years 2017 and 2016, $30,000 and $7,500, respectively, were paid to each of Messrs. Kruger, Rosene and LeBarre.

Because the Board of Directors consists of three persons of which two are outside directors, the Board has not considered it necessary to create a compensation committee. All of Greystone’s directors participate in determining compensation for officers with Mr. Kruger abstaining from any discussions concerning his compensation.

Compensation for Loan Guarantees

Effective September 1, 2016, the Board of Directors awarded each of Messrs. Kruger and Rosene a warrant to purchase 250,000 of Greystone’s common stock at an exercise price of $0.01 per share and a cash payment of $65,000. The warrants are fully vested and have a life of ten years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2017, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2017:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	200,000	$0.12	-0-
Equity compensation plans not approved by security holders	500,000	$0.01	-0-
Total	700,000	$0.04	-0-

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2017, Greystone had 28,361,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2017, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power

Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,443,842	(5)	34.49%	25,000	50.00%	10,193,842	32.16%

William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	5,135,717	(7)	16.96%	25,000	50.00%	4,885,717	15.42%

Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	520,093	(8)	1.83%	-0-	-0-	520,093	1.64%

William Pritchard 2113 East 59th Place Tulsa, OK 74119	1,811,132	(9)	6.39%	-0-	-0-	1,811,132	5.71%

All Directors & Officers as a Group (4 persons)	16,407,535	(10)	50.96%	50,000	100.00%	15,907,535	50.19%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,694,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,501,376 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock that Mr. Rahhal which owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes (i) 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	The total includes: (i) 1,767,029 shares of common stock beneficially owned directly by Mr. Pritchard (ii) 9,000 shares of common stock that Mr. Pritchard holds as custodian for a minor child and (iii) 35,103 shares held of record by Maritch Services, Inc.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 12,574,203 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone charged a tolling fee to TriEnda for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $531,487 and $496,764 in fiscal years 2017 and 2016, respectively. Effective March 1, 2017, services to TriEnda were discontinued.

Transactions with Green Plastic Pallets

Green Plastic Pallet (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $312,130 and $295,362 in fiscal years 2017 and 2016, respectively. At May 31, 2017, Green owed $73,578 to Greystone.

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

Greystone had a lease agreement with an entity owned by Mr. Larry LeBarre, a member of Greystone’s Board of Directors, to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease, as amended, terminated as of September 30, 2015. Lease payments were $75,000 for fiscal year 2016.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2017 and May 31, 2016:

Fee Category	Fiscal 2017 Fees	Fiscal 2016 Fees

Audit Fees(1)	$168,000	$150,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$168,000	$150,000

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2017 and May 31, 2016, respectively.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended May 31, 2017 and 2016, (iii) the Consolidated Statements of Changes in Equity (Deficit) for the years ended May 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 25, 2017	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2017	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2017	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 25, 2017	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 25, 2017	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and subsidiaries as of May 31, 2017 and 2016, and the related consolidated statements of income, changes in equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greystone Logistics, Inc. and subsidiaries as of May 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
August 25, 2017

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2017	2016
Assets
Current Assets:
Cash	$579,021	$897,377
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 and $13,260, respectively	6,160,145	4,936,027
Related party receivables	73,578	150,113
Inventory	1,587,552	1,304,495
Prepaid expenses	136,395	70,058
Total Current Assets	8,536,691	7,358,070

Property, Plant and Equipment, net of accumulated depreciation	19,706,782	12,565,319

Deferred Tax Asset	281,415	1,283,682

Other Assets	-	23,405

Total Assets	$28,524,888	$21,230,476

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,493,236	$2,088,327
Current portion of capital lease	2,261,560	-
Accounts payable and accrued expenses	5,727,903	4,041,565
Accrued expenses - related parties	29,076	2,475,690
Preferred dividends payable	29,726	60,005
Total Current Liabilities	10,541,501	8,665,587

Long-Term Debt, net of current portion	15,310,754	13,289,236
Capital Lease, net of current portion	1,532,503	-
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 and 27,886,201 shares issued and outstanding	2,836	2,789
Additional paid-in capital	53,790,764	53,613,811
Accumulated deficit	(53,724,991)	(55,385,912)
Total Greystone Stockholders’ Equity (Deficit)	68,614	(1,769,307)
Non-controlling interest	1,071,516	1,044,960
Total Equity (Deficit)	1,140,130	(724,347)

Total Liabilities and Equity (Deficit)	$28,524,888	$21,230,476

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2017	2016

Sales	$40,044,110	$26,340,405

Cost of Sales	32,573,570	21,591,039

Gross Profit	7,470,540	4,749,366

General, Selling and Administrative Expenses	3,015,960	2,555,249

Operating Income	4,454,580	2,194,117

Other Income (Expense):
Other income	17,175	-
Interest expense	(1,212,857)	(862,428)

Income before Income Taxes	3,258,898	1,331,689
Provision for Income Taxes	1,011,990	495,555
Net Income	2,246,908	836,134

Income Attributable to Variable Interest Entity	(240,165)	(232,833)

Preferred Dividends	(345,822)	(331,575)

Net Income Attributable to Common Stockholders	$1,660,921	$271,726

Income Per Share of Common Stock - Basic and Diluted	$0.06	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	28,322,160	27,701,911
Diluted	28,906,086	28,042,200

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’ Equity	Variable Interest	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Entities	(Deficit)
Balances, May 31, 2015	50,000	$5	27,411,201	$2,741	$53,503,435	$(55,657,638)	$(2,151,457)	$1,016,127	$(1,135,330)

Common stock options exercised	-	-	475,000	48	56,952	-	57,000	-	57,000

Stock based compensation	-	-	-	-	53,424	-	53,424	-	53,424

Cash distributions	-	-	-	-	-	-	-	(204,000)	(204,000)

Preferred dividends	-	-	-	-	-	(331,575)	(331,575)	-	(331,575)

Net income	-	-	-	-	-	603,301	603,301	232,833	836,134

Balances, May 31, 2016	50,000	5	27,886,201	2,789	53,613,811	(55,385,912)	(1,769,307)	1,044,960	(724,347)

Common stock options exercised	-	-	475,000	47	56,953	-	57,000	-	57,000

Issuance of warrants	-	-	-	-	120,000	-	120,000	-	120,000

Cash distributions	-	-	-	-	-	-	-	(213,609)	(213,609)

Preferred dividends	-	-	-	-	-	(345,822)	(345,822)	-	(345,822)

Net income	-	-	-	-	-	2,006,743	2,006,743	240,165	2,246,908

Balances, May 31, 2017	50,000	$5	28,361,201	$2,836	$53,790,764	$(53,724,991)	$68,614	$1,071,516	$1,140,130

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$2,246,908	$836,134
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,772,465	1,555,283
Decrease in deferred tax asset	1,002,267	495,555
Stock based compensation	-	53,424
Increase in trade accounts receivable	(1,224,120)	(1,936,952)
Decrease (increase) in related party receivable	76,535	(80,023)
Decrease (increase) in inventory	(283,057)	124,849
Increase in prepaid expenses	(66,137)	(50,009)
Increase in accounts payable and accrued expenses	1,726,444	1,916,804
Net cash provided by operating activities	6,251,305	2,915,065

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,698,665)	(4,323,131)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	2,530,072
Proceeds from revolving loan	860,000	1,675,000
Payments on long-term debt and capitalized lease	(3,720,951)	(1,725,631)
Payments on related party note payable	(72,335)	-
Payments on revolving loan	(275,000)	(300,000)
Payments for debt issue costs	(130,000)	-
Proceeds from exercised stock options	57,000	57,000
Dividends paid on preferred stock	(376,101)	(325,885)
Distributions paid by variable interest entity	(213,609)	(204,000)
Net cash provided by (used in) financing activities	(3,870,996)	1,706,556

Net Increase (Decrease) in Cash	(318,356)	298,490
Cash, beginning of year	897,377	598,887

Cash, end of year	$579,021	$897,377

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

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

Inventory

Inventory consists of finished pallets and raw materials which are stated at the lower of average cost or market value.

Property, Plant and Equipment

Greystone’s property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives, as follows:

Plant buildings	39 years
Production machinery and equipment	5-12 years
Leasehold improvements	5-7 years
Furniture & fixtures	3-5 years

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

Other Assets

Other assets includes certain intangible costs for patents on the modular pallet system and accessories which are being amortized using the straight-line method over the estimated useful life of 15 years. The patents were fully amortized as of May 31, 2017.

Debt Issuance Costs

The Company capitalizes debt issuance costs as incurred and amortizes such costs on a straight-line basis across the term of the debt. Debt issuance costs are fully amortized when the debt is repaid or refinanced.

Effective June 1, 2016, Greystone adopted Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Accordingly, Greystone retrospectively applied the guidance to the May 31, 2016 balance by reclassifying debt issue costs of $69,185, net of amortization and previously reported as other assets, to long-term debt.

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

Recognition of Revenues

Greystone’s sales agreements to customers, other than one of its primary customers, generally provide for risk of loss to pass to the customers upon shipment from Greystone’s plant in Bettendorf, Iowa. Revenue is recognized for these customers at the date of shipment.

Greystone’s agreement with one of its major customers provides that (1) risk of loss or damages for product in transit remain with Greystone and (2) the product is subject to approval and acceptance at the buyer’s premises. Accordingly, Greystone recognizes revenue when product has been delivered to the customer’s sites and risk of loss has passed to the customer.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted from net income for the year. For fiscal years 2017 and 2016, convertible preferred stock is not considered as its effect is antidilutive.

Greystone’s Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal years 2017 and 2016 as the effect would have been antidilutive.

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the year ended May 31, 2016 have been reclassified to conform to the consolidated financial statements as of and for the year ended May 31, 2017. The reclassification is the result of Greystone’s renegotiation with one of its primary customers with respect to the accounting treatment for purchases of damaged pallet. As a result of the renegotiation, the Company now treats those purchases as payables, where previously they were treated as credits to the outstanding accounts receivable balance of the customer. At May 31, 2016, $1,399,453 in accounts receivable credits were reclassified to accounts payable to conform to the current year’s presentation.

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2017	2016
Raw materials	$669,083	$536,350
Finished pallets	918,469	768,145

Total Inventory	$1,587,552	$1,304,495

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2017	2016
Production machinery and equipment	$27,493,614	$18,616,603
Plant buildings and land	5,296,784	4,663,339
Leasehold improvements	263,710	198,568
Furniture and fixtures	392,371	168,005
	33,446,479	23,646,515

Less: Accumulated depreciation	(13,739,697)	(11,081,196)

Net Property, Plant and Equipment	$19,706,782	$12,565,319

Production machinery and equipment includes equipment in the amount of $132,600 that had not been placed into service as of May 31, 2017. Leasehold improvements include $65,142 that had not been placed in service as of May 31, 2017.

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and have a net book value of $3,128,293 at May 31, 2017.

Depreciation expense for the years ended May 31, 2017 and 2016 is $2,658,501 and $1,518,039, respectively.

Note 4. OTHER ASSETS

Other assets consist of the following as of May 31, 2017 and 2016:

	2017	2016
Patents	$190,739	$190,739
Accumulated amortization	(190,739)	(167,534)
Other	-	200
Total Other Assets	$-0-	$23,405

Amortization of intangibles was $23,205 and $11,299 for 2017 and 2016, respectively.

Note 5. LONG-TERM DEBT AND CAPITAL LEASE

Long-term debt consists of the following as of May 31

	2017	2016
Term note A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,626,191	$5,310,179

Term note B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	1,715,132	2,688,659

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2019	2,260,000	1,675,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	2,841,285	3,021,734

Note payable to Robert Rosene, 7.5% interest, due January 15, 2019	4,469,355	2,066,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021	1,396,448	-

Note payable to Yorktown Management & Financial Services, LLC, 5.0% interest, due February 28, 2019, monthly principal and interest payments of $20,629	413,969	634,616

Other	310,036	50,560
Face value of long-term debt	18,032,416	15,446,748
Less: Debt issue costs, net of amortization	(228,426)	(69,185)
	17,803,990	15,377,563
Less: Current portion	(2,493,236)	(2,088,327)
Long-term debt	$15,310,754	$13,289,236

The prime rate of interest as of May 31, 2017 was 4.0%. Effective June 15, 2017, the prime rate of interest increased to 4.25%.

Capital lease consists of the following as of May 31:

	2017	2016
Non-cancellable capital lease with private company,
interest rate of 5%, due August 7, 2019	$3,794,063	$-

Less: current portion	(2,261,560)	-

Non-cancellable capital lease, net of current portion	$1,532,503	$-

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

The Term Loans A and B bear interest at the New York Prime Rate plus 0.5% but not less than 4.0%, 4.5% at May 31, 2017. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) the Term Loan A over a seven year period beginning January 31, 2016 (currently $74,455 per month) and (ii) the Term Loan B over the three-year life of the loan (currently $89,226 per month).

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%, 4.5% at May 31, 2017. The Third Amendment extended the maturity date of the Revolving Loan to January 31, 2019. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. The proceeds from the Revolving Loan are used for general working capital purposes.

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

Greystone’s debt service coverage ratio at May 31, 2017 was 0.95 which is not in compliance with the IBC Loan Agreement’s minimum debt service coverage ratio of 1.25. The Third Amendment to the IBC Loan Agreement waived this instance of non-compliance to maintain a minimum debt service coverage ratio until February 28, 2018.

Section 8.5 of the IBC Loan Agreement specifies that Greystone will not spend or incur obligations to acquire fixed assets, other than certain specified fixed asset acquisitions, for more than $1,000,000 in any single year. During fiscal year 2017, Greystone incurred $1,541,865 for such fixed assets. The Fourth Amendment to the IBC Loan Agreement waived any default or event of default arising from the excess fixed asset procurements by Greystone.

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

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby accrued interest of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2019. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Note Payable between Greystone and First Bank

In connection with the acquisition of certain equipment from Yorktown Management & Financial Services, LLC (“Yorktown”) effective February 1, 2017, Greystone assumed a note payable in the amount of $1,469,713 between Yorktown to First Bank. The note bears interest at the prime rate of interest plus 1.45% but not less than 4.95%, 5.45% at May 31, 2017. The First Bank note is secured by certain production equipment.

Note Payable between Greystone and Yorktown Management & Financial Services, LLC (“Yorktown”)

On February 29, 2016, Greystone entered into an unsecured note payable to Yorktown in the amount of $688,296 in connection with the acquisition of equipment from Yorktown as discussed in Note 6, Related Party Transactions. The note payable bears interest at the rate of 5% and is payable over three years with monthly principal and interest payments of $20,629.

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2017 are $2,493,236, $14,530,243, $368,656, $382,586 and $257,695.

See Note 14, Commitments, for the future minimum payments under the non-cancellable capital lease.

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

Rental fees. GSM pays a weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2017 and 2016.

During fiscal years 2017 and 2016, Yorktown provided office space in Tulsa, Oklahoma for Greystone on a month-to-month rental basis at a monthly rental of $2,200. Effective January 1, 2017, Yorktown rented additional office space which increased the monthly rental to $4,000 per month.

Acquisitions from Yorktown. On September 1, 2016, Yorktown acquired the plastic resin pelletizing equipment from TriEnda Holdings, L.L.C., which was used by Greystone to blend and pelletize plastic resin for a tolling fee. During the period from September 1, 2016 through January 31, 2017, Greystone rented this equipment from Yorktown for a total of $163,204. Effective February 1, 2017, Greystone acquired this equipment from Yorktown for $1,500,076, which included a cash payment of $30,627 and the assumption of a note payable to First Bank in the amount of $1,469,713.

Effective June 1, 2015, Greystone assumed operations of Yorktown’s Sand Springs facility which included grinders for recycling plastic and a wash line. Greystone made rental payments totaling $105,000 to Yorktown for use of this equipment for the period from June 1, 2015 through February 29, 2016 whereupon Greystone and Yorktown entered into an Asset Purchase Agreement and Bill of Sale (the “Bill of Sale”) providing for Greystone’s acquisition of the equipment located therein for $1,137,865. Payment consisted of an offset against the purchase price of $449,569 which was an amount that Yorktown owed to GSM as of the date of the acquisition and a note payable in the amount of $688,296 which Greystone issued to Yorktown payable over 36 months at 5% interest. Greystone assumed the month-to-month rental of the facility with an unrelated party until May 15, 2017 when the equipment was moved to Greystone’s Camanche, Iowa warehouses.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Kruger and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment were capitalized as debt issue costs to be amortized over the remaining loan term.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone charged a tolling fee to TriEnda for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $538,024 and $496,764 in fiscal years 2017 and 2016, respectively. Effective March 1, 2017, services to TriEnda were discontinued.

Transactions with Robert B. Rosene, Jr., Director

Note payable. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000, resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2019. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Rosene and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment were capitalized as debt issue costs to be amortized over the remaining loan term.

Transactions with Larry J. LeBarre, Director

Effective January 1, 2009, Greystone entered into a lease agreement with an entity owned by Mr. LeBarre to rent certain equipment to produce mid-duty pallets with a minimum monthly commitment of $25,000. The lease terminated in September 30, 2015. Lease payments were $75,000 for fiscal year 2016.

Transactions with Green Plastic Pallets

Green Plastic Pallet (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $312,130 and $295,362 in fiscal years 2017 and 2016, respectively. At May 31, 2017, Green owed $73,578 to Greystone.

Note 7. FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax asset:
Net operating loss carryforward	$2,102,924	$2,288,919
Stock compensation costs	-	25,346
Accrued expenses	113,021	-
Allowance for doubtful accounts	8,788	4,508
Other	27,540	24,001
Total deferred tax asset	2,252,273	2,342,774
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(1,970,858)	(1,059,092)
Net deferred tax asset	$281,415	$1,283,682

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has determined that Greystone will be able to realize the full effect of the deferred tax asset and no valuation allowance has been recorded as of May 31, 2017 and 2016, respectively.

The net change in deferred taxes for the year ended May 31, 2017 and 2016 is as follows:

	2017	2016
Net operating loss carryforward	$(229,465)	$396,246
Depreciation and amortization, tax reporting in excess of financial	(911,766)	(906,087)
Stock compensation costs	18,124	3,714
Allowance for doubtful accounts	4,280	-
Accrued expenses	113,021	-
Other	3,539	10,572
Net decrease	$(1,002,267)	$(495,555)

The provision for income taxes at May 31, 2017 and 2016 consists of the following:

	2017	2016
Current income tax – Federal and State	$9,723	$-
Deferred income tax provision	1,002,267	495,555
Provision for income taxes	$1,011,990	$495,555

Greystone’s provision for income taxes for the years ended May 31, 2017 and 2016 differs from the federal statutory rate as follows:

	2017	2016
Tax provision using statutory rates	34%	34%
Net operating loss expiration	-	6
Other	(3)	(1)
Tax provision per financial statements	31%	39%

At May 31, 2017, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $15,339,800 expiring in fiscal year 2018 through fiscal year 2025 of which $1,800,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative through May 31, 2005	$1,800,000	2018 - 2025
Year ended May 31, 2006	73,284	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	321,625	2035
Year Ended May 31, 2016	1,060,747	2036

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

Warrants to Purchase Common Stock

Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s board, as compensation for providing guarantees on Greystone’s debt with IBC. The warrants are vested and expire January 10, 2027. The issuance was capitalized as debt issuance cost as of the measurement date for approximately $120,000 and amortized over the remaining guaranty term.

The value of Greystone’s common stock on September 1, 2016 was $0.24 per share. The estimated fair value at the date of the grant for the warrants utilizing the Black-Scholes option valuation model and the assumptions that used in the Black-Scholes option model for fiscal year 2017 are as follows:

Estimated fair value of warrants at date of grant	$120,000
Black-Scholes model assumptions
Average expected life (years)	6
Average expected volatility factor	145.77%
Average risk-free interest rate	4.0%
Average expected dividend yields	$-0-

Note 9. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment, and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2017:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2015	1,150,000	$0.12
Exercised during fiscal year 2016	(475,000)	$0.12
Total outstanding May 31, 2016	675,000	$0.12
Exercised during fiscal year 2016	(475,000)	$0.12
Total outstanding May 31, 2017	200,000	$0.12	5.0
Exercisable as of May 31, 2017	200,000	$0.12	5.0	$36,000
Non-vested as of May 31, 2017	-0-

Share-based compensation cost was $-0- and $53,424 for fiscal years 2017 and 2016, respectively.

Note 10. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2017 and 2016, the carrying amounts reported in the balance sheet approximate fair value for the variable and fixed rate loans.

Note 11. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2017 and 2016:

	2017	2016
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$5,323,864	$-
Acquisition of buildings through note payable	$318,750	$-
Acquisition of equipment from related party in exchange for receivable and/or note payable	$1,469,713	$1,137,865
Acquisition of equipment in accounts payable	$102,019	$113,047
Conversion of related party accrued interest to long-term debt	$2,475,690	$-
Warrants issued as debt service costs	$120,000	$-
Preferred dividend accrual	$29,726	$5,690

Supplemental information:
Interest paid	$1,183,781	$542,442

Note 12. CONCENTRATIONS

For the fiscal years 2017 and 2016, Greystone had two customers that accounted for approximately 71% and 56% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from one of Greystone’s major customers which were approximately $1,611,000 and $1,605,000 in fiscal years 2017 and 2016, respectively.

Note 13. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE, is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors. GRE was created solely to own and lease buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $3,128,293 and $3,244,165 at May 31, 2017 and 2016, respectively, serve as collateral for GRE’s debt. The debt had a carrying value of $2,841,285 and $3,021,734 at May 31, 2017 and 2016, respectively.

Note 14. COMMITMENTS

At May 31, 2017, Greystone had outstanding commitments totaling $1,913,900 for the acquisition of equipment.

Greystone leases production equipment under non-cancelable capital leases with a gross carrying amount of $5,323,864 at May 31, 2017. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. Monthly lease payments, estimated at approximately $200,000 per month, are payable on a per invoice basis at the rate of $6.25 for each pallet produced by the leased production equipment and shipped to the leasing company. The lease bears an interest rate of 5%, has a three-year maturity and provides for minimum monthly lease rental payment based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines. Amortization of the carrying amount of approximately $380,000 was included in depreciation expense for the year ended May 31, 2017.

Future minimum lease payments under non-cancelable leases as of May 31, 2017, are approximately:

Fiscal year ended May 31, 2018	$2,400,000
Fiscal year ended May 31, 2019	1,560,936
Total lease payments	3,960,936
Imputed interest	(166,893)
Present value of lease payments	$3,794,063

Note 15. SUBSEQUENT EVENT

On August 4, 2017, Greystone and IBC entered into the Fourth Amendment to the IBC Loan Agreement dated January 31, 2014 (the “Fourth Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $1,795,000 (“Term Loan C”). Term Loan C has an interest rate of the prime rate of interest plus 0.5% but not less than 4% and a maturity date of August 4, 2020. The monthly principal and interest payments are based on an amortization of the principal over 84 months. The proceeds from Term Loan C were used to acquire new production equipment.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12	Real Property Sale and Lease Agreement between Greystone Manufacturing, L.L.C. and Greystone Real Estate, L.L.C., dated January 18, 2011 (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-Q for the period ended February 28, 2011, which was filed on April 19, 2011).

10.13	Bill of Sale and Assignment dated January 31, 2014, among Yorktown Management and Financial Services, L.L.C., Greystone Manufacturing, L.L.C., Greystone Logistics, Inc. and Warren F. Kruger (incorporated herein by reference to Exhibit 10.4 of Greystone’s Form 8-K filed on February 5, 2014).

10.14**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

10.15	Asset Purchase Agreement and Bill of Sale dated as of February 29, 2016, by and between Greystone Manufacturing, L.L.C. and Yorktown Management and Financial Services, L.L.C. (submitted herewith).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended May 31, 2017 and 2016, (iii) the Consolidated Statements of Changes in Equity (Deficit) for the years ended May 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

