Form 10-Q
period 2017-08-31
GREYSTONE LOGISTICS, INC.
filed 2017-10-13
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 10, 2017 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2017	May 31, 2017
Assets
Current Assets:
Cash	$1,159,974	$579,021
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 at August 31, 2017 and May 31, 2017	2,428,966	6,160,145
Related party receivables	36,750	73,578
Inventory	2,829,086	1,587,552
Prepaid expenses	59,412	136,395
Total Current Assets	6,514,188	8,536,691

Property and Equipment, net	20,967,523	19,706,782

Deferred Tax Asset	77,615	281,415

Total Assets	$27,559,326	$28,524,888

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,710,820	$2,493,236
Current portion of capital lease	2,245,129	2,261,560
Accounts payable and accrued expenses	3,707,307	5,727,903
Accrued expenses - related parties	57,917	29,076
Preferred dividends payable	31,849	29,726
Total Current Liabilities	8,753,022	10,541,501

Long-Term Debt, net of current portion	16,278,947	15,310,754

Capital Lease, net of current portion	1,002,466	1,532,503

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(53,350,283)	(53,724,991)
Total Greystone Stockholders’ Equity	443,322	68,614
Non-controlling interest	1,081,569	1,071,516
Total Equity	1,524,891	1,140,130

Total Liabilities and Equity	$27,559,326	$28,524,888

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016

Sales	$10,287,075	$7,844,261

Cost of Sales	8,388,176	6,876,443

Gross Profit	1,898,899	967,818

General, Selling and Administrative Expenses	831,403	723,029

Operating Income	1,067,496	244,789

Other Income (Expense):
Other income	8,263	-
Interest expense	(324,677)	(236,631)

Income before Income Taxes	751,082	8,158
Provision for (Benefit from) Income Taxes	220,800	(18,850)
Net Income	530,282	27,008

Income Attributable to Variable Interest Entity	(61,053)	(59,379)

Preferred Dividends	(94,521)	(85,068)

Net Income (Loss) Attributable to Common Stockholders	$374,708	$(117,439)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.01	$(0.00)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,202,884
Diluted	28,979,740	28,202,884

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$530,282	$27,008
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	778,911	527,816
Decrease (Increase) in deferred tax asset	203,800	(18,850)
Decrease in trade accounts receivable	3,731,179	1,030,987
Decrease in related party receivables	36,828	14,492
Increase in inventory	(1,241,534)	(14,003)
Decrease in prepaid expenses	76,983	52,135
Decrease in accounts payable and accrued expenses	(2,023,966)	(330,982)
Net cash provided by operating activities	2,092,483	1,288,603

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,977,498)	(849,062)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,795,000	-
Payments on long-term debt and capitalized lease	(1,185,634)	(570,014)
Proceeds from exercised stock options	-	57,000
Dividends paid on preferred stock	(92,398)	(87,746)
Distributions paid by variable interest entity	(51,000)	(51,000)
Net cash provided by (used in) financing activities	465,968	(651,760)

Net Increase (Decrease) in Cash	580,953	(212,219)
Cash, beginning of year	579,021	897,377

Cash, end of year	$1,159,974	$685,158

Non-Cash Activities:
Acquisition of equipment by capital lease	$-	$2,731,152
Conversion of related party accrued interest to long-term debt	$-	$2,475,690
Preferred dividend accrual	$31,849	$57,329
Supplemental information:
Interest paid	$295,836	$191,333

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2017, and the results of its operations and its cash flows for the three-month periods ended August 31, 2017 and 2016. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2017 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2017 and 2016, are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and its variable interest entity (“VIE”), Greystone Real Estate, L.L.C. (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM. All material intercompany accounts and transactions have been eliminated.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. For the three months ended August 31, 2017, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,333 shares of common stock. For the three months ended August 31, 2016, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,333 shares of common stock and stock options to purchase 200,000 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31:

	2017	2016
Numerator -
Net income (loss) attributable to common stockholders	$374,708	$(117,439)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,202,884
Incremental shares from assumed conversion of options and warrants	618,539	-
Diluted shares	28,979,740	28,202,884
Income (Loss) per share of common stock -
Basic and Diluted	$0.01	$(0.00)

Note 3.	Inventory

Inventory consists of the following:

	August 31, 2017	May 31, 2017
Raw materials	$1,190,007	$669,083
Finished goods	1,639,079	918,469
Total inventory	$2,829,086	$1,587,552

Note 4.	Property, Plant and Equipment

A summary of the property, plant and equipment for Greystone is as follows:

	August 31, 2017	May 31, 2017
Production machinery and equipment	$29,439,996	$27,493,614
Plant buildings and land	5,296,784	5,296,784
Leasehold improvements	327,038	263,710
Furniture and fixtures	392,370	392,371
	35,456,188	33,446,479

Less: Accumulated depreciation and amortization	(14,488,665)	(13,739,697)

Net Property, Plant and Equipment	$20,967,523	$19,706,782

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the amount of $5,323,864. The equipment is being amortized using the straight-line method over 10 years.

Production machinery includes deposits on equipment in the amount of $1,678,400 that had not been placed into service as of August 31, 2017. Two plant buildings and land are owned by GRE, a VIE, and have a net book value of $3,099,325 at August 31, 2017.

Depreciation expense including amortization expense related to assets under capital lease for the three months ended August 31, 2017 and 2016 was $748,968 and $518,576, respectively.

Note 5. Related Party Transactions

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment. GSM paid Yorktown total equipment rental fees of $357,500 and $385,000 for the three months ended August 31, 2017 and 2016, respectively.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s president and CEO, serves TriEnda as the non-executive Chairman of the Board of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone provided tolling services for blending and pelletizing plastic resin. Revenue from TriEnda totaled $187,002 for the three months ended August 31, 2016. Tolling services to TriEnda ended March 1, 2017.

Greystone periodically purchases raw material from TriEnda. Purchases for the three months ended August 31, 2017 and 2016 totaled $40,917 and $8,905, respectively. Greystone had accounts payable to TriEnda of $40,917 at August 31, 2017.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren F. Kruger, Greystone’s president and CEO. Greystone had sales to Green of $36,750 and $18,365 for the three months ended August 31, 2017 and 2016, respectively. As of August 31, 2017, Greystone had an account receivable of $36,750 from Green.

Note 6. Debt

Debt as of August 31, 2017 and May 31, 2017 is as follows:

	August 31, 2017	May 31, 2017
Term note A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,457,243	$4,626,191

Term note B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	1,466,522	1,715,132

Term note C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,776,190	-

Revolving note payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2019	2,260,000	2,260,000

Term note payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due January 31, 2019	2,795,134	2,841,285

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	1,322,628	1,396,448

Note payable to Robert Rosene, 7.5% interest, due January 15, 2019	4,469,355	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, 5.0% interest, due February 28, 2019, monthly principal and interest payments of $20,629	357,021	413,969

Other	284,157	310,036
Total debt	19,188,250	18,032,416
Debt issue costs, net of amortization	(198,483)	(228,426)
	18,989,767	17,803,990
Less: Current portion	(2,710,820)	(2,493,236)
Long-term debt	$16,278,947	$15,310,754

The prime rate of interest as of August 31, 2017 was 4.25%.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provided for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (the “New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (the “Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (the “Term Loan B”). Effective August 4, 2017, the Borrowers and IBC entered into the Fourth Amendment to the IBC Loan Agreement whereby IBC made an additional loan (“Term Loan C”) to Borrowers in the amount of $1,795,000. The proceeds from the Term Note C were used to purchase production equipment.

The Term Loans A, B and C bear interest at the New York Prime Rate plus 0.5% but not less than 4.0%. Term Loans A and B mature January 7, 2019; Term Loan C matures August 4, 2020. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) the Term Loan A over a seven-year period beginning January 31, 2016 (currently $74,455 per month), (ii) the Term Loan B over the three-year life of the loan (currently $89,424 per month) and (iii) the Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month).

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0% and matures January 31, 2019. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

Greystone’s debt service coverage ratio at August 31, 2017 was 1.06 which is not in compliance with the IBC Loan Agreement’s minimum debt service coverage ratio of 1.25. The Third Amendment, dated December 12, 2016, to the IBC Loan Agreement waived this requirement to maintain the minimum debt service ratio until February 28, 2018.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Payments were not made on the interest accruing under the note from commencement through May 31, 2016. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into a note payable of $4,541,690.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2017 are $2,710,820, $14,245,980, $1,686,601, $401,647 and $143,202.

Note 7. Capital Lease

Capital lease as of August 31, 2017 and May 31, 2017:

	August 31, 2017	May 31, 2017
Non-cancellable capital lease with private company, interest rate of 5%, due August 7, 2019	$3,247,595	$3,794,063
Less: Current portion	(2,245,129)	(2,261,560)
Non-cancellable capital lease, net of current portion	$1,002,466	$1,532,503

In August, 2016, Greystone entered into a three-year lease agreement with a private company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. Monthly lease payments, estimated at approximately $200,000 per month, are payable on a per invoice basis at the rate of $6.25 for each pallet produced by the leased production equipment and shipped to the private company. The lease bears an interest rate of 5%, has a three-year maturity and provides for minimum monthly lease rental payment based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under non-cancelable capital leases has a gross carrying amount of $5,323,864 at August 31, 2017. Amortization of the carrying amount of approximately $134,000 was included in depreciation expense for the three months ended August 31, 2017.

Future minimum lease payments under non-cancelable leases as of August 31, 2017, are approximately:

Twelve months ended August 31, 2018	$2,357,500
Twelve months ended August 31, 2019	1,015,157
Total lease payments	3,372,657
Imputed interest	125,062
Present value of lease payments	$3,247,595

Note 8. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of August 31, 2017 and May 31, 2017, the carrying amounts reported in the balance sheet approximate fair value for the variable and fixed rate loans.

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

Note 10. Concentrations, Risks and Uncertainties

Greystone derived 73% and 66% of its sales in fiscal years 2018 and 2017, respectively, from two customers. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $493,104 and $478,752 in fiscal years 2018 and 2017, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2017, Greystone is indebted to Mr. Rosene in the amount of $4,469,355 pursuant to a note payable due January 15, 2019. There is no assurance that Mr. Rosene will continue to provide extensions in the future.

Note 11. Commitments

At August 31, 2017, Greystone had commitments totaling $359,000 for the purchase of production equipment.

References to fiscal year 2018 refer to the three month period ended August 31, 2017. References to fiscal year 2017 refer to the three month period ended August 31, 2016.

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

References to fiscal year 2018 refer to the three month period ended August 31, 2017. References to fiscal year 2017 refer to the three month period ended August 31, 2016.

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

Personnel

Greystone had approximately 176 and 160 full-time employees as of August 31, 2017 and 2016, respectively.

Three Month Period Ended August 31, 2017 Compared to Three Month Period Ended August 31, 2016

Sales

Sales for fiscal year 2018 were $10,287,075 compared to $7,844,261 in fiscal year 2017 for an increase of $2,442,814. The increase in pallet sales in fiscal year 2018 over 2017 was primarily due to sales growth to a pallet leasing company, one of Greystone’s major customers.

Greystone has two major customers who accounted for 73% and 66% of sales in fiscal years 2018 and 2017, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2018 was $8,388,176, or 82% of sales, compared to $6,876,443, or 88% of sales, in fiscal year 2017. The reduction in the ratio of cost of sales to sales was due to an increase in production in fiscal year 2018 over fiscal year 2017 relative to Greystone’s inflexible production costs.

General, Selling and Administrative

General, selling and administrative expenses were $831,403 in fiscal year 2018 compared to $723,029 in fiscal year 2017 for an increase of $108,374, or 15%. The increase in general, selling and administrative expenses for fiscal year 2018 is principally due to timing of expenses incurred.

Other Income (Expenses)

Other income was $8,263 and $-0- in fiscal years 2018 and 2017, respectively. The source of other income is the sale of scrap material.

Interest expense was $324,677 and $236,631 in fiscal years 2018 and 2017 for an increase of $88,046. The increase in interest expense in fiscal year 2018 is principally due to the increase in debt and capital lease from $20,083,576 at August 31, 2016 to $22,435,845 at August 31, 2017 and to the increase in the prime rate of interest from 3.5% at August 31, 2016 to 4.25% at August 31, 2017 for variable interest rate loans.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $220,800 for fiscal year 2018 compared to a benefit from income tax of $18,850 for fiscal year 2017. The variation in the relationship of the provision for (benefit from) income taxes to income before taxes for fiscal years 2018 and 2017 resulted from the exclusion of the income from the variable interest entity in the calculation of income taxes. The taxable income from the variable interest entity is passed-through to the owners of the entity.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $530,282 in fiscal year 2018 compared to $27,008 in fiscal year 2017 primarily for the reasons discussed above.

Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for fiscal year 2018 was $374,708, or $0.01 per share, compared to a net loss attributable to common stockholders of $(117,439), or $(0.00) per share, in fiscal year 2017 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2017 is as follows:

Cash provided by operating activities	$2,092,483

Cash used in investing activities	$(1,977,498)

Cash provided from financing activities	$465,968

The contractual obligations for debt and capital lease of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$19,188,250	$2,710,820	$15,932,581	$544,849	$-
Capital lease	$3,247,595	$2,245,129	$1,002,466	$-	$-

Greystone had a working capital deficit of $(2,238,834) at August 31, 2017. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2017, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 6 to the consolidated financial statements, Greystone has term loans with IBC totaling $5,923,765 at August 31, 2017 with a maturity date of January 7, 2019 and a revolving loan with a balance of $2,260,000 at August 31, 2017 which matures on January 31, 2019. Greystone’s management believes that IBC will renew these notes at the appropriate time under similar terms.

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

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Loan Agreement, as discussed in Note 6 to the consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $500,000 per year.

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2017, which was filed on August 25, 2017. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2017, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified one material weakness in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weakness had not been rectified. As a result of the continuation of this material weakness, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at August 31, 2017.

During the three-month period ended August 31, 2017, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Fourth Amendment dated August 4, 2017, to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce.

10.2	Promissory note dated August 4, 2017 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2017 and May 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended August 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 13, 2017	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 13, 2017	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Fourth Amendment dated August 4, 2017, to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce.

10.2	Promissory note dated August 4, 2017 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2017 and May 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended August 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

