Form 10-Q
period 2017-11-30
GREYSTONE LOGISTICS, INC.
filed 2018-01-16
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 10, 2018 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2017	May 31, 2017
Assets
Current Assets:
Cash	$528,450	$579,021
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 at November 30, 2017 and May 31, 2017	1,940,167	6,160,145
Related party receivables	73,027	73,578
Inventory	3,039,936	1,587,552
Prepaid expenses	113,158	136,395
Total Current Assets	5,694,738	8,536,691

Property and Equipment, net	21,053,357	19,706,782

Deferred Tax Asset	38,915	281,415

Total Assets	$26,787,010	$28,524,888

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,794,286	$2,493,236
Current portion of capital lease	2,194,217	2,261,560
Accounts payable and accrued expenses	3,921,631	5,727,903
Accrued expenses - related parties	-	29,076
Preferred dividends payable	30,822	29,726
Total Current Liabilities	8,940,956	10,541,501

Long-Term Debt, net of current portion	15,803,513	15,310,754

Capital Lease, net of current portion	518,072	1,532,503

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(53,361,620)	(53,724,991)
Total Greystone Stockholders’ Equity	431,985	68,614
Non-controlling interest	1,092,484	1,071,516
Total Equity	1,524,469	1,140,130

Total Liabilities and Equity	$26,787,010	$28,524,888

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended November 30,
	2017	2016

Sales	$20,009,177	$17,065,972

Cost of Sales	16,976,241	14,868,884

Gross Profit	3,032,936	2,197,088

General, Selling and Administrative Expenses	1,452,416	1,387,304

Operating Income	1,580,520	809,784

Other Income (Expense):
Other income	12,069	-
Interest expense	(658,736)	(542,800)

Income before Income Taxes	933,853	266,984
Provision for Income Taxes	259,500	54,550
Net Income	674,353	212,434

Income Attributable to Variable Interest Entity	(122,968)	(119,552)

Preferred Dividends	(188,014)	(169,212)

Net Income (Loss) Attributable to Common Stockholders	$363,371	$(76,330)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.01	$(0.00)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,283,332
Diluted	28,988,701	28,283,332

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2017	2016

Sales	$9,722,102	$9,221,711

Cost of Sales	8,588,065	7,992,441

Gross Profit	1,134,037	1,229,270

General, Selling and Administrative Expenses	621,013	664,275

Operating Income	513,024	564,995

Other Income (Expense):
Other income	3,806	-
Interest expense	(334,059)	(306,169)

Income before Income Taxes	182,771	258,826
Provision for Income Taxes	38,700	73,400
Net Income	144,071	185,426

Income Attributable to Variable Interest Entity	(61,915)	(60,173)

Preferred Dividends	(93,493)	(84,144)

Net Income (Loss) Attributable to Common Stockholders	$(11,337)	$41,109

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	28,361,201	28,940,368

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$674,353	$212,434
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,612,143	1,222,574
Decrease in deferred tax asset	242,500	54,550
Decrease in trade accounts receivable	4,219,978	2,486,129
(Increase) Decrease in related party receivables	551	(22,142)
(Increase) Decrease in inventory	(1,452,384)	8,953
(Increase) Decrease in prepaid expenses	23,237	(157,932)
Increase (Decrease) in accounts payable and accrued expenses	(1,733,329)	239,547
Net cash provided by operating activities	3,587,049	4,044,113

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,996,530)	(2,095,073)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,795,000	-
Payments on long-term debt and capitalized lease	(2,387,172)	(1,619,936)
Proceeds from revolving loan	240,000	-
Payments on revolving loan	-	(275,000)
Debt issue costs	-	(64,000)
Proceeds from exercised stock options	-	57,000
Dividends paid on preferred stock	(186,918)	(172,813)
Distributions paid by variable interest entity	(102,000)	(102,000)
Net cash used in financing activities	(641,090)	(2,176,749)

Net Decrease in Cash	(50,571)	(227,709)
Cash, beginning of period	579,021	897,377

Cash, end of period	$528,450	$669,668

Non-cash Activities:
Acquisition of equipment by capital lease	$-	$5,450,474
Conversion of related party accrued interest to long-term debt	$-	$2,475,690
Warrants to purchase common stock issued	$-	$120,000
Preferred dividend accrual	$30,822	$56,404
Supplemental information:
Interest paid	$658,736	$527,800
Taxes paid	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2017, the results of its operations for the six-month and three-month periods ended November 30, 2017 and 2016, and its cash flows for the six-month periods ended November 30, 2017 and 2016. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2017 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the six-month and three-month periods ended November 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2017	2016
Six-month periods ended November 30:
Options to purchase common stock	-	200,000
Warrants to purchase common stock	-	500,000
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	3,333,333	4,033,333

Three-month periods ended November 30:
Options to purchase common stock	200,000	-
Warrants to purchase common stock	500,000	-
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	4,033,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share for the following periods:

	2017	2016
Six-month periods ended November 30:
Numerator -
Net income (loss) attributable to common stockholders	$363,371	$(76,330)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,283,332
Incremental shares from assumed conversion of options and warrants	627,500	-
Diluted shares	28,988,701	28,283,332
Loss per share -
Basic and Diluted	$0.01	$(0.00)
Three-month periods ended November 30:
Numerator -
Net income (loss) attributable to common stockholders	$(11,337)	$41,109
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	-	579,167
Diluted shares	28,361,201	28,940,368
Loss per share -
Basic and Diluted	$(0.00)	$0.00

Note 3. Inventory

Inventory consists of the following:

	November 30, 2017	May 31, 2017
Raw materials	$774,037	$669,083
Finished goods	2,265,899	918,469
Total inventory	$3,039,936	$1,587,552

Note 4. Property, Plant and Equipment

A summary of the property, plant and equipment for Greystone is as follows:

	November 30, 2017	May 31, 2017
Production machinery and equipment	$30,314,497	$27,493,614
Plant buildings and land	5,296,784	5,296,784
Leasehold improvements	337,339	263,710
Furniture and fixtures	392,370	392,371
	36,340,990	33,446,479

Less: Accumulated depreciation and amortization	(15,287,633)	(13,739,697)

Net Property, Plant and Equipment	$21,053,357	$19,706,782

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the amount of $5,323,864. The equipment is being amortized using the straight-line method over 10 years.

Production machinery includes deposits on equipment in the amount of $149,220 that had not been placed into service as of November 30, 2017. Two plant buildings and land are owned by GRE, a VIE, having a net book value of $3,070,357 at November 30, 2017.

Depreciation expense including amortization expense related to assets under capital lease for the six months ended November 30, 2017 and 2016 was approximately $1,547,936 and $1,187,544, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $742,500 and $715,000 for the six months ended November 30, 2017 and 2016, respectively.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s president and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest. Greystone provided tolling services, blending and pelletizing plastic resin, for TriEnda through March 2017. Revenue from TriEnda totaled $-0- and $368,690 for the six months ended November 30, 2017 and 2016, respectively.

Greystone periodically purchases material and pallets from TriEnda. Purchases for the six months ended November 30, 2017 and 2016 totaled $45,467 and $24,265, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s president and CEO. Greystone had sales to Green of $256,819 and $146,885 for the six months ended November 30, 2017 and 2016, respectively. The account receivable due from Green at November 30, 2017 was $73,027.

Note 6. Debt

Debt as of November 30, 2017 and May 31, 2017 is as follows:

	November 30, 2017	May 31, 2017
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,287,282	$4,626,191

Term loan B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	1,215,061	1,715,132

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,721,667	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, due January 31, 2019	2,500,000	2,260,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	1,248,240	1,396,448

Term loan payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payment of $26,215, due January 31, 2019	2,748,105	2,841,285

Note payable to Robert Rosene, 7.5% interest, due January 15, 2019	4,469,355	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	299,358	413,969

Other	272,950	310,036
Total Debt	18,762,018	18,032,416
Debt issue costs, net of amortization	(164,219)	(228,426)
Less: Current portion	(2,794,286)	(2,493,236)
Long-term debt	$15,803,513	$15,310,754

The prime rate of interest as of November 30, 2017 was 4.25%. Effective December 14, 2017, the prime rate of interest increased to 4.50%.

Loan Agreement between Greystone and IBC

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement provided for a revolving loan in an aggregate principal amount of up to $2,500,000 (the “Revolving Loan”) and a term loan in the aggregate principal amount of $9,200,000 (the “Term Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $2,500,000. On January 7, 2016, the Borrowers and IBC entered into the First Amendment to the IBC Loan Agreement (the “First Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $2,530,072 (“New Equipment Loan”). The New Equipment Loan and $2,917,422 of the principal amount outstanding on the Term Loan were consolidated into a new loan in the combined principal amount of $5,447,504 (“Term Loan A”). The Term Loan’s remaining principal balance of $3,000,000 was deemed to be a separate term loan (“Term Loan B”). Effective August 4, 2017, the Borrowers and IBC entered into the Fourth Amendment to the IBC Loan Agreement whereby IBC made an additional loan (“Term Loan C”) to the Borrowers in the amount of $1,795,000. The proceeds from Term Loan C were used to purchase production equipment.

The Term Loans A, B and C bear interest at the New York Prime Rate plus 0.5% but not less than 4.0%. Term Loans A and B mature January 7, 2019; Term Loan C matures August 4, 2020. The Borrowers are required to make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning January 31, 2016 (currently $74,455 per month), (ii) Term Loan B over the three-year life of the note (currently $89,424 per month) and (iii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month).

The Revolving Loan bears interest at the New York Prime Rate plus 0.5% but not less than 4.0%. Effective December 12, 2016, the Revolving Loan was amended and restated to extend the maturity of the loan to January 31, 2019. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

Greystone’s debt service coverage ratio as of November 30, 2017 was 1:27 to 1:00 which meets the minimum requirement as discussed above.

The IBC Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Loan Agreement or the related loan documents. Among other things, a default under the IBC Loan Agreement would permit IBC to cease lending funds under the IBC Loan Agreement, and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement which provided for a mortgage note to GRE of $3,412,500. The note provides for a 4.5% interest rate and a maturity of January 31, 2019 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2019. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2017 are $2,794,286, $13,895,875, $1,638,153, $433,704 and $-0-.

Note 7. Capital Lease

Capital lease as of November 30, 2017 and May 31, 2017:

	November 30, 2017	May 31, 2017
Non-cancellable capital lease with private company, interest rate of 5%, due August 7, 2019	$2,712,289	$3,794,063
Less: Current portion	(2,194,217)	(2,261,560)
Non-cancellable capital lease, net of current portion	$518,072	$1,532,503

In August, 2016, Greystone entered into a three-year lease agreement with an unrelated private company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreement includes a bargain purchase option to acquire the production equipment at the end of the lease term. Monthly lease payments, estimated at approximately $200,000 per month, are payable on a per invoice basis at the rate of $6.25 for each pallet produced by the leased production equipment and shipped to the private company. The lease bears an interest rate of 5%, has a three-year maturity and provides for minimum monthly lease rental payment based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under the non-cancelable capital lease has a gross carrying amount of $5,323,864 at November 30, 2017. Amortization of the carrying amount of approximately $266,000 and $111,000 was included in depreciation expense for the six months ended November 30, 2017 and 2016, respectively.

Future minimum lease payments under the non-cancelable capital lease as of November 30, 2017, are approximately:

Twelve months ended November 30, 2018	$2,280,000
Twelve months ended November 30, 2019	521,607
Total lease payments	2,801,607
Imputed interest	89,318
Present value of minimum lease payments	$2,712,289

Note 8. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported in the balance sheet approximate fair value.

Note 9. Concentrations, Risks and Uncertainties

Greystone derived approximately 73% and 67% of its total sales from two customers in fiscal years 2018 and 2017, respectively. The loss of a material amount of business from one or both of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $890,562 and $864,874 in fiscal years 2018 and 2017, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2017, Greystone is indebted to Mr. Rosene in the amount of $4,469,355 for a note payable due January 15, 2019. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

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

Note 11. Income Taxes

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act). The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. We believe the most impactful changes within the Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes” (Topic 740), requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 28, 2018, Greystone will value all deferred tax assets and liabilities at the newly enacted Corporate U.S. income tax rate. Greystone is currently evaluating the impact of the Act, which will include revaluing the deferred tax assets and liabilities and will disclose the estimated impact upon recognition in the third quarter of fiscal 2018.

Note 12. Subsequent Event

On January 10, 2018, Greystone and International Bank of Commerce (“IBC”) entered into the Fifth Amendment to the IBC Loan Agreement dated January 31, 2014 (the “Fifth Amendment”) whereby (i) the existing Revolver Note with a current balance of $2,500,000 was converted into a term loan (Term Loan D) with principal and interest amortized over four years and a maturity date of January 10, 2022, (ii) an additional term loan from IBC to Borrowers in the original principal amount of $1,000,000 (Term Loan E) to provide funding for procurement of production equipment with interest only for one year and amortization of principal and interest over four years beginning at the end of the first year and a maturity date of January 10, 2022, and (iii) a new $3,000,000 revolving loan to provide working capital with the same lending conditions as the existing Revolver Note and a maturity date of January 10, 2020. The three new notes will bear interest at the greater of the prime rate of interest plus 0.5% or 4.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2018 refer to the six and three month periods ended November 30, 2017. References to fiscal year 2017 refer to the six and three month periods ended November 30, 2016.

Sales

Greystone’s primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base. Greystone’s existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries. Greystone has generated, and plans to continue to generate, interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone’s products. Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis. Greystone’s marketing is conducted through contract distributors, its President and other employees.

Personnel

Greystone had approximately 167 and 200 full-time employees as of November 30, 2017 and 2016, respectively.

Six-Month Period Ended November 30, 2017 Compared to Six-Month Period Ended November 30, 2016

Sales

Sales for fiscal year 2018 were $20,009,177 compared to $17,065,972 in fiscal year 2017 for an increase of $2,943,205. The increase in pallet sales in fiscal year 2018 over 2017 was primarily due to sales growth to a pallet leasing company, one of Greystone’s major customers.

Greystone has two major customers who accounted for approximately 73% and 67% of sales in fiscal years 2018 and 2017, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2018 was $16,976,241, or 85% of sales, compared to $14,868,884, or 87% of sales, in fiscal year 2017. The decrease in cost of sales as a percentage of sales in fiscal year 2018 compared to fiscal year 2017 was principally due to setup costs incurred in fiscal year 2017 to fulfill the production requirements for the pallet leasing company.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,452,416 in fiscal year 2018 compared to $1,387,304 in fiscal year 2017 for an increase of $65,112, or approximately 5%. The increase in fiscal year 2018 over fiscal year 2017 was attributable to general business growth.

Other Income (Expenses)

Other income was $12,069 and $-0- in fiscal years 2018 and 2017, respectively. The source of other income is the sale of scrap material.

Interest expense was $658,736 and $542,800 in fiscal years 2018 and 2017 for an increase of $115,936. The increase in interest expense in fiscal year 2018 over fiscal year 2017 is principally due to an increase in debt, a 0.75% increase in the prime rate of interest and an increase in amortization expense associated with debt service costs.

Provision for Income Taxes

The provision for income taxes was $259,500 and $54,550 in fiscal years 2018 and 2017, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $674,353 in fiscal year 2018 compared to $212,434 in fiscal year 2017 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for fiscal year 2018 was $363,371, or $0.01 per share, compared to a net loss attributable to common stockholders $(76,330), or $(0.00) per share, in fiscal year 2017 primarily for the reasons discussed above.

Three-Month Period Ended November 30, 2017 Compared to Three-Month Period Ended November 30, 2016

Sales

Sales for fiscal year 2018 were $9,722,102 compared to $9,221,711 in fiscal year 2017 for an increase of $500,391. The increase in pallet sales in fiscal year 2018 over 2017 was primarily due to sales growth to a pallet leasing company, one of Greystone’s major customers.

Greystone has two major customers who accounted for approximately 73% and 70% of sales in fiscal years 2018 and 2017, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2018 was $8,588,065, or 88% of sales, compared to $7,992,441, or 87% of sales, in fiscal year 2017. Cost of sales in fiscal year 2018 were adversely affected because of (a) two injection molding machines that were out-of-service during the month of November 2017 for maintenance and (b) setup costs incurred to place an additional injection molding machine into service in November 2017.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $621,013 in fiscal year 2018 compared to $664,275 in fiscal year 2017 for a decrease of $43,262 or 7%. The decrease in fiscal year 2018 over fiscal year 2017 is primarily attributable to timing of expenses for the respective periods.

Other Income (Expenses)

Other income was $3,806 and $-0- in fiscal years 2018 and 2017, respectively. The source of other income is the sale of scrap material.

Interest expense was $334,059 in fiscal year 2018 compared to $306,169 in fiscal year 2017 for an increase of $27,890. The increase is principally attributable to increases in debt and an increase in the prime rate of interest by 0.75% at November 30, 2017 compared to November 30, 2016.

Provision for Income Taxes

The provision for income taxes was $38,700 and $73,400 in fiscal years 2018 and 2017, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $144,071 in fiscal year 2018 compared to $185,426 in fiscal year 2017 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss attributable to common stockholders for fiscal year 2018 was $(11,337), or $(0.00) per share, compared to net income of $41,109, or $0.00 per share, in fiscal year 2017 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six-month period ended November 30, 2017 is as follows:

Cash provided by operating activities	$3,587,049

Cash used in investing activities	(2,996,530)

Cash used in financing activities	(641,090)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$18,762,018	$2,794,286	$15,534,028	$433,704	$-0-

Greystone had a working capital deficit of $(3,246,218) at November 30, 2017. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2017, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As discussed in Note 6 to the consolidated financial statements, Greystone has one relatively near-term loan with IBC, Term Loan A, which had an outstanding balance of $4,287,282 at November 30, 2017 with a maturity date of January 7, 2019. Greystone’s management believes that IBC will renew this note at the appropriate time under similar terms. Effective January 10, 2018 and as discussed further in Note 12 to the consolidated financial statements, Greystone and IBC entered into the Fifth Amendment to the IBC Loan Agreement dated January 31, 2014 which provided for (1) converting the existing revolving loan with a balance of $2,500,000 at November 30, 2017 into a four-year term loan, (2) new funding in the amount of $1,000,000 for the purchase of production equipment with interest only for one year and principal and interest to be amortized over four years and (3) a new revolving loan for $3,000,000 with a maturity date of January 31, 2020.

Substantially all of the financing that Greystone has received through the last few fiscal years resulted from loans provided by certain officers and directors of Greystone and bank notes which are guaranteed by certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2017, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified one material weakness in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weakness had not been rectified. As a result of the continuation of this material weakness, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at November 30, 2017.

During the six-month period ended November 30, 2017, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Fifth Amendment dated January 10, 2018 to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce.

10.2	Promissory note (Term Loan D) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

10.3	Promissory note (Term Loan E) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

10.4	Promissory note (Revolving Loan) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2017 and May 31, 2017, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 16, 2018	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 16, 2018	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Fifth Amendment dated January 10, 2018 to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce.

10.2	Promissory note (Term Loan D) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

10.3	Promissory note (Term Loan E) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

10.4	Promissory note (Revolving Loan) dated January 10, 2018 made by Greystone Logistics, Inc. and Greystone Manufacturing, LLC to International Bank of Commerce.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2017 and May 31, 2017, (ii) the Consolidated Statements of Operations for the six-month and three-month periods ended November 30, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the six month periods ended November 30, 2017 and 2016, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

