Form 10-Q
period 2018-02-28
GREYSTONE LOGISTICS, INC.
filed 2018-04-16
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 10, 2018 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2018	May 31, 2017
Assets
Current Assets:
Cash	$334,036	$579,021
Accounts receivable -
Trade, net of allowance for doubtful accounts of $31,660 at February 28, 2018 and May 31, 2017	3,673,965	6,160,145
Related party receivables	55,080	73,578
Inventory	4,088,774	1,587,552
Prepaid expenses	105,925	136,395
Total Current Assets	8,257,780	8,536,691
Property, Plant and Equipment, net	22,884,618	19,706,782
Deferred Tax Asset	-	281,415

Total Assets	$31,142,398	$28,524,888

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$8,240,541	$2,493,236
Current portion of capital leases	2,432,198	2,261,560
Accounts payable and accrued expenses	2,850,482	5,727,903
Deferred revenue	4,595,034	-
Accrued expenses - related parties	26,072	29,076
Preferred dividends payable	-	29,726
Total Current Liabilities	18,144,327	10,541,501
Deferred Tax Liability	600,685	-
Long-Term Debt, net of current portion	9,245,283	15,310,754
Capital Leases, net of current portion	1,797,036	1,532,503
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(53,514,174)	(53,724,991)
Total Greystone Stockholders’ Equity	279,431	68,614
Non-controlling interest	1,075,636	1,071,516
Total Equity	1,355,067	1,140,130

Total Liabilities and Equity	$31,142,398	$28,524,888

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended February 28,
	2018	2017

Sales	$32,073,828	$25,759,823

Cost of Sales	27,325,588	21,103,691

Gross Profit	4,748,240	4,656,132

General, Selling and Administrative Expenses	2,177,164	2,133,228

Operating Income	2,571,076	2,522,904

Other Income (Expense):
Other income	5,867	-
Interest expense	(997,944)	(832,887)

Income before Income Taxes	1,578,999	1,690,017
Provision for Income Taxes	899,100	556,700
Net Income	679,899	1,133,317

Income Attributable to Variable Interest Entity	(185,520)	(180,466)

Preferred Dividends	(283,562)	(255,514)

Net Income Attributable to Common Stockholders	$210,817	$697,337

Income Per Share of Common Stock -
Basic and Diluted	$0.01	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,309,003
Diluted	28,992,153	28,888,170

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,
	2018	2017

Sales	$12,064,651	$8,693,851

Cost of Sales	10,349,347	6,234,807

Gross Profit	1,715,304	2,459,044

General, Selling and Administrative Expenses	724,748	745,924

Operating Income	990,556	1,713,120

Other Income (Expense):
Other expense	(6,202)	-
Interest expense	(339,208)	(290,087)

Income before Income Taxes	645,146	1,423,033
Provision for Income Taxes	639,600	502,150
Net Income	5,546	920,883

Income Attributable to Variable Interest Entity	(62,552)	(60,914)

Preferred Dividends	(95,548)	(86,302)

Net Income (Loss) Attributable to Common Stockholders	$(152,554)	$773,667

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$(0.01)	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	28,361,201	28,935,114

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 28,
	2018	2017
Cash Flows from Operating Activities:
Net income	$679,899	$1,133,317
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,578,842	1,997,334
Deferred tax expense	882,100	556,700
Loss on sale of equipment	7,932	-
Decrease in trade accounts receivable	2,486,180	3,142,917
Decrease in related party receivables	18,498	28,536
Increase in inventory	(2,501,222)	(2,246,947)
Decrease (increase) in prepaid expenses	30,470	(87,243)
Increase (decrease) in accounts payable and accrued expenses	(2,778,406)	307,005
Increase in deferred revenue	4,595,034	-
Net cash provided by operating activities	5,999,327	4,831,619

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,768,337)	(2,242,366)
Proceeds from sale of equipment	3,000	-
Net cash used in investing activities	(3,765,337)	(2,242,366)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,320,200	-
Payments on long-term debt and capitalized leases	(4,544,487)	(2,704,325)
Proceeds from revolving loan	240,000	500,000
Payments on revolving loan	-	(275,000)
Debt issue costs	-	(130,000)
Proceeds from exercised stock options	-	57,000
Dividends paid on preferred stock	(313,288)	(288,669)
Distributions paid by variable interest entity	(181,400)	(162,609)
Net cash used in financing activities	(2,478,975)	(3,003,603)

Net Decrease in Cash	(244,985)	(414,350)
Cash, beginning of period	579,021	897,377

Cash, end of period	$334,036	$483,027

Non-cash Activities:
Acquisition of equipment by capital lease	$1,998,500	$5,450,474
Equipment acquired from related party pursuant to long-term debt	$-	$1,469,713
Acquisition of building pursuant to long-term debt	$-	$318,750
Revolver loan converted to term loan	$2,500,000	$-
Conversion of related party accrued interest to long-term debt	$-	$2,475,690
Warrants to purchase common stock issued	$-	$120,000
Preferred dividend accrual	$-	$26,850
Supplemental information:
Interest paid	$993,394	$832,887
Income taxes paid	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2018, the results of its operations for the nine-month and three-month periods ended February 28, 2018 and 2017, and its cash flows for the nine-month periods ended February 28, 2018 and 2017. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2017 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine-month and three-month periods ended February 28, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2018	2017
Nine-month periods ended February 28:
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	3,333,333	3,333,333

Three-month periods ended February 28:
Options to purchase common stock	200,000	-
Warrants to purchase common stock	500,000	-
Preferred stock convertible into common stock	3,333,333	3,333,333
Total	4,033,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share for the following periods:

	2018	2017
Nine-month periods ended February 28:
Numerator -
Net income attributable to common stockholders	$210,817	$697,337
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,309,003
Incremental shares from assumed conversion of options and warrants	630,952	579,167
Diluted shares	28,992,153	28,888,170
Income per share -
Basic and Diluted	$0.01	$0.02
Three-month periods ended February 28:
Numerator -
Net income (loss) attributable to common stockholders	$(152,554)	$773,667
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	-	573,913
Diluted shares	28,361,201	28,935,114
Income (Loss) per share -
Basic and Diluted	$(0.01)	$0.03

Note 3. Inventory

Inventory consists of the following:

	February 28, 2018	May 31, 2017
Raw materials	$1,243,777	$669,083
Finished goods	2,844,997	918,469
Total inventory	$4,088,774	$1,587,552

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	February 28, 2018	May 31, 2017
Production machinery and equipment	$33,026,562	$27,493,614
Plant buildings and land	5,306,784	5,296,784
Leasehold improvements	349,246	263,710
Furniture and fixtures	402,870	392,371
	39,085,462	33,446,479

Less: Accumulated depreciation and amortization	(16,200,844)	(13,739,697)

Net Property, Plant and Equipment	$22,884,618	$19,706,782

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the amount of $7,322,364. The equipment is being amortized using the straight-line method over 12 years.

Production machinery includes deposits on equipment in the amount of $366,503 that had not been placed into service as of February 28, 2018. Two plant buildings and land are owned by GRE, a VIE, having a net book value of $3,041,389 at February 28, 2018.

Depreciation expense, including amortization expense related to assets under capital leases, for the nine months ended February 28, 2018 and 2017 was $2,476,050 and $1,936,512, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $1,072,500 and $1,100,000 for the nine months ended February 28, 2018 and 2017, respectively.

In addition, Yorktown provides office space for Greystone in Tulsa, Oklahoma at a monthly rental of $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone provided tolling services, blending and pelletizing plastic resin, for TriEnda through March 2017. Revenue from TriEnda totaled $-0- and $519,814 for the nine months ended February 28, 2018 and 2017, respectively.

Greystone periodically purchases material and pallets from TriEnda. Purchases for the nine months ended February 28, 2018 and 2017 totaled $123,072 and $24,265, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $330,144 and $220,325 for the nine months ended February 28, 2018 and 2017, respectively. The account receivable due from Green at February 28, 2018 was $55,080.

Note 6. Debt

Debt as of February 28, 2018 and May 31, 2017 is as follows:

	February 28, 2018	May 31, 2017
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	$4,116,415	$4,626,191

Term loan B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%	-	1,715,132

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,667,182	-

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	2,452,757	-

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	525,200	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, due January 31, 2020	-	2,260,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	1,176,233	1,396,448

Term loan payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payment of $26,215, due January 31, 2019	2,700,205	2,841,285

Note payable to Robert Rosene, 7.5% interest, due January 15, 2020	4,469,355	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	240,970	413,969

Other	263,141	310,036
Total Debt	17,611,458	18,032,416
Debt issue costs, net of amortization	(125,634)	(228,426)
Less: Current portion	(8,240,541)	(2,493,236)
Long-term debt	$9,245,283	$15,310,754

The prime rate of interest as of February 28, 2018 was 4.50%. Effective March 22, 2018, the prime rate of interest increased to 4.75%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”), as amended, provides for certain term loans and a revolver loan.

Effective January 10, 2018, the Borrowers and IBC entered into the Fifth Amendment to the IBC Loan Agreement providing (i) a conversion of the existing revolver loan with an outstanding balance of $2,500,000 into Term Loan D with a maturity date of January 10, 2022, (ii) an advancing Term Loan E of $1,000,000 with a maturity date of January 10, 2022 for the procurement of production equipment, and (iii) an amended and modified revolving loan of $3,000,000 with a maturity date of January 31, 2020. The three notes bear interest at the greater of the prime rate of interest plus 0.5%, or 4.75%.

Effective August 4, 2017, the Borrowers and IBC entered into the Fourth Amendment to the IBC Loan Agreement providing for Term Loan C in the amount of $1,795,000 for the purchase of certain production equipment. Term Loan C bears interest at the greater of prime plus 0.5%, or 4.00% and matures August 4, 2020.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning January 31, 2016 (currently $74,455 per month), (ii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning August 4, 2020 (currently $57,469 per month). Term Loan E requires monthly interest payments until January 10, 2019, after which monthly payments of principal and interest are required in an amount sufficient to amortize the loan over a four-year period. The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $3,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $3,000,000.The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 4.75% and matures January 31, 2020. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

The IBC Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 and a funded debt to EBIDA ratio not exceeding 3:00 to 1:00 measured quarterly, (ii) subject to certain exceptions, limiting the Borrowers’ combined capital expenditures on fixed assets to $1,500,000 per year, (iii) prohibiting Greystone, without IBC’s prior written consent, from declaring or paying any dividends, redemptions of stock or membership interests, distributions and withdrawals (as applicable) in respect of its capital stock or any other equity interest, other than additional payments to holders of its preferred stock in an amount not to exceed $500,000 in any fiscal year, (iv) subject to certain exceptions, prohibiting the incurrence of additional indebtedness by the Borrowers, and (v) requiring the Borrowers to prevent (A) any change in capital ownership such that there is a material change in the direct or indirect ownership of (1) Greystone’s outstanding preferred stock, and (2) any equity interest in GSM, or (B) Warren Kruger from ceasing to be actively involved in the management of Greystone as President and/or Chief Executive Officer. The foregoing list of covenants is not exhaustive and there are several other covenants contained in the IBC Loan Agreement.

As of February 28, 2018, management has concluded that Greystone was in compliance with the covenants of the IBC Loan Agreement.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2020. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 28, 2018 are $8,240,541, $5,910,483, $3,078,725, $381,709 and $-0-.

The current maturities of long-term debt include two notes with IBC with a January 31, 2019 maturity – IBC Term Loan A with a February 28, 2018 balance of $4,116,415 and a term loan payable by GRE to IBC with a February 28, 2018 balance of $2,700,205. Greystone and IBC are currently reviewing these notes for an extension or renewal.

Note 7. Capital Leases

Capital leases as of February 28, 2018 and May 31, 2017:

	February 28, 2018	May 31, 2017
Non-cancellable capital leases with private company, interest rates of 7.4% and 5.0%, maturing February 24, 2023 and August 7, 2019	$4,229,234	$3,794,063
Less: Current portion	(2,432,198)	(2,261,560)
Non-cancellable capital leases, net of current portion	$1,797,036	$1,532,503

In February, 2018, Greystone entered into a five-year lease agreement, interest rate of 7.4% and maturity date of February 24, 2023, (“Agreement A”) with an unrelated private company to provide for certain production equipment with a cost of approximately $2.0 million. In August, 2016, Greystone entered into a three-year lease agreement, interest rate of 5.0% and maturity date of August 7, 2019, (“Agreement B”) with the same unrelated private company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease terms. Lease payments are made on a per invoice basis at rates of (i) $3.32 per pallet produced on the leased equipment and sold to the private company, estimated payments of $40,000 per month, for Agreement A and (ii) $6.25 per pallet produced on the equipment and sold to the private company, approximately $200,000 per month, for Amendment B. Both Agreements A & B provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under the non-cancelable capital leases has a gross carrying amount of $7,322,364 at February 28, 2018. Amortization of the carrying amount of approximately $402,000 and $246,000 was included in depreciation expense for the nine months ended February 28, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable capital leases as of February 28, 2018, are approximately:

Twelve months ended February 28, 2019	$2,844,000
Twelve months ended February 28, 2020	573,700
Twelve months ended February 28, 2021	573,700
Twelve months ended February 28, 2022	573,700
Twelve months ended February 28, 2023	240,500
Total lease payments	4,805,600
Imputed interest	576,366
Present value of minimum lease payments	$4,229,234

Note 8. Deferred Revenue

In February, 2018, a new customer entered into a contract with Greystone to purchase plastics pallets with shipments occurring from May, 2018 through about August, 2018. The customer prepaid $4,595,034 to provide funding to Greystone for procuring raw materials to produce the pallets. Revenue will be recognized by Greystone as pallets are shipped to the customer.

Note 9. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported in the balance sheet approximate fair value.

Note 10. Concentrations, Risks and Uncertainties

Greystone derived approximately 76% and 67% of its total sales from two customers in fiscal years 2018 and 2017, respectively. The loss of a material amount of business from one or both of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $1,200,335 and $1,202,381 in fiscal years 2018 and 2017, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 28, 2018, Greystone is indebted to Mr. Rosene in the amount of $4,469,355 for a note payable due January 15, 2020. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 11. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Management believes that the impact of this ASU will not have a material effect on our financial position and results of operations.

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

Note 12. Income Taxes

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act). The Act changes existing U.S. tax law and includes numerous provisions that will affect Greystone’s business, including income tax accounting, disclosure and tax compliance. As a result of the changes in tax rates as provided in the Act and reassessing deferred income taxes using state income tax rates, Greystone revalued all deferred tax assets and liabilities, and as a result, the deferred taxes at February 28, 2018 decreased $474,100 and the provision for income taxes for the three months ended February 28, 2018 increased by a like amount.

Note 13. Commitments

At February 28, 2018, Greystone had commitments totaling $702,508 toward the purchase of production equipment. In March, 2018, Greystone issued a purchase order for certain production equipment at a cost of approximately $2.3 million.

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

References to fiscal year 2018 refer to the nine and three month periods ended February 28, 2018. References to fiscal year 2017 refer to the nine and three month periods ended February 28, 2017.

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

Personnel

Greystone had approximately 197 and 158 full-time employees as of February 28, 2018 and 2017, respectively.

Nine-Month Period Ended February 28, 2018 Compared to Nine-Month Period Ended February 28, 2017

Sales

Sales for fiscal year 2018 were $32,073,828 compared to $25,759,823 in fiscal year 2017 for an increase of $6,314,005. The increase in pallet sales in fiscal year 2018 over 2017 was primarily due to sales growth to a pallet leasing company, one of Greystone’s major customers. To meet customer demand, Greystone will install a leased injection mold machine with estimated delivery in May, 2018. In March, 2018, Greystone placed an order to purchase another injection molding machine for estimated delivery in November 2018.

Greystone has two major customers which accounted for approximately 76% and 67% of sales in fiscal years 2018 and 2017, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ needs which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2018 was $27,325,588, or 85% of sales, compared to $21,103,691, or 82% of sales, in fiscal year 2017. Greystone achieved a 25% increase in sales volume from fiscal year 2017 to 2018. The impact of this significant increase in sales volume had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2017 to 2018. Substantial increases in the number of employees, training and operating costs, recycling costs and the addition of five new injection molding machines plus associated supporting equipment have resulted in the increase in the ratio of cost of sales to sales during fiscal year 2018. Greystone continues to monitor pricing, operating procedures and cost of operations toward reducing the production costs of pallets thereby improving gross margins from sales.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $2,177,164 in fiscal year 2018 compared to $2,133,228 in fiscal year 2017 for an increase of $43,936, or approximately 2%. The difference between fiscal year 2018 and fiscal year 2017 is primarily attributable to timing of expenses for the respective periods.

Other Income (Expenses)

Other income was $5,867 and $-0- in fiscal years 2018 and 2017, respectively. The source of other income is the sale of scrap material.

Interest expense was $997,944 and $832,887 in fiscal years 2018 and 2017 for an increase of $165,057. The increase in interest expense in fiscal year 2018 over fiscal year 2017 is principally due to an increase in the weighted average of the prime rate of interest (4.31% in fiscal year 2018 compared to 3.57% in fiscal year 2017) and an approximately $50,000 increase in amortization expense associated with debt service costs.

Provision for Income Taxes

The provision for income taxes was $899,100 and $556,700 in fiscal years 2018 and 2017, respectively. The provision for income taxes includes an added adjustment of $474,100 in fiscal year 2018 as discussed in Note 11, Income Taxes, in the notes to the consolidated financial statements. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $679,899 in fiscal year 2018 compared to $1,133,317 in fiscal year 2017 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for fiscal year 2018 was $210,817, or $0.01 per share, compared to $697,337, or $0.02 per share, in fiscal year 2017 primarily for the reasons discussed above.

Three-Month Period Ended February 28, 2018 Compared to Three-Month Period Ended February 28, 2017

Sales

Sales for fiscal year 2018 were $12,064,651 compared to $8,693,851 in fiscal year 2017 for an increase of $3,370,800. The increase in pallet sales in fiscal year 2018 over 2017 was primarily due to sales growth to a pallet leasing company, one of Greystone’s major customers.

Greystone has two major customers who accounted for approximately 80% and 67% of sales in fiscal years 2018 and 2017, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2018 was $10,349,347, or 86% of sales, compared to $6,234,807, or 72% of sales, in fiscal year 2017. Greystone achieved a 39% increase in sales volume from fiscal year 2017 to 2018. The impact of this significant increase in sales volume had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2017 to 2018. Substantial increases in the number of employees, training and operating costs, recycling costs and the addition of five new injection molding machines plus associated supporting equipment have resulted in the increase in the ratio of cost of sales to sales during fiscal year 2018. Greystone continues to monitor pricing, operating procedures and cost of operations toward reducing the production costs of pallets thereby improving gross margins from sales.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $724,748 in fiscal year 2018 compared to $745,924 in fiscal year 2017 for a decrease of $21,176 or 3%. The difference between fiscal year 2018 and fiscal year 2017 is primarily attributable to timing of expenses for the respective periods.

Other Income (Expenses)

Other income (loss) was $(6,202) and $-0- in fiscal years 2018 and 2017, respectively. The loss is attributable to a sale of equipment.

Interest expense was $339,208 in fiscal year 2018 compared to $290,087 in fiscal year 2017 for an increase of $49,121. The increase is principally attributable to increases in the weighted average of the prime rate of interest between fiscal year 2018 and 2017 (4.46% in fiscal year 2018 compared to 3.96% in fiscal year 2017).

Provision for Income Taxes

The provision for income taxes was $639,600 and $502,150 in fiscal years 2018 and 2017, respectively. The provision for income taxes includes an added adjustment of $474,100 in fiscal year 2018 as discussed in Note 11, Income Taxes, in the notes to the consolidated financial statements. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $5,546 in fiscal year 2018 compared to net income of $920,883 in fiscal year 2017 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss attributable to common stockholders for fiscal year 2018 was $(152,554), or $(0.01) per share, compared to net income of $773,667, or $0.03 per share, in fiscal year 2017 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine-month period ended February 28, 2018 is as follows:

Cash provided by operating activities	$5,999,327

Cash used in investing activities	$(3,765,337)

Cash used in financing activities	$(2,478,975)

The contractual obligations of Greystone for long-term debt and capital lease obligations are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt and capital leases	$21,840,692	$10,672,739	$9,979,980	$1,187,973	$-0-

Greystone had a working capital deficit of $(9,886,547) at February 28, 2018. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2018, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

The current maturities of long-term debt include two notes with IBC with a January 31, 2019 maturity – IBC Term Loan A with a February 28, 2018 balance of $4,116,415 and a term loan payable by GRE to IBC with a February 28, 2018 balance of $2,700,205. Greystone and IBC are currently reviewing these notes for an extension or renewal. Management believes that Greystone and IBC will enter into an agreement for the extensions or renewals.

Effective January 10, 2018 and as discussed further in Note 12 to the consolidated financial statements, Greystone and IBC entered into the Fifth Amendment to the IBC Loan Agreement dated January 31, 2014 which provided for (1) converting the existing revolving loan with a balance of $2,500,000 at February 28, 2018 into a four-year term loan, (2) new funding in the amount of $1,000,000 for the purchase of production equipment with monthly interest payments only for one year then monthly principal and interest sufficient to amortize the loan over four years and (3) a new revolving loan for $3,000,000 with a maturity date of January 31, 2020. Additionally, during fiscal year 2018, production equipment valued at approximately $2.0 million was acquired through a leasing arrangement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2017, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified one material weakness in Greystone’s internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, such material weaknesses had not been rectified. As a result of the continuation of this material weakness, Greystone’s CEO and Chief Financial Officer concluded that Greystone’s disclosure controls and procedures were not effective at February 28, 2018.

During the nine-month period ended February 28, 2018, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2018 and May 31, 2017, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 28, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 16, 2018	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2018	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2018 and May 31, 2017, (ii) the Consolidated Statements of Operations for the nine-month and three-month periods ended February 28, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

