Form 10-K
period 2018-05-31
GREYSTONE LOGISTICS, INC.
filed 2018-08-29
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	May 31, 2018

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $7,253,460 ($0.46 per share).

As of August 14, 2018, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and other employees. As of May 31, 2018, Greystone had an aggregate in-house production capacity of approximately 120,000 pallets per month.

Greystone’s product line as of May 31, 2018 consists of the following:

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

Currently, all of the pelletized plastic is used in-house to satisfy Greystone’s pallet production. Accordingly, Greystone has curtailed the sale of pelletized plastic and tolling services to third-party customers pending future changes with respect to internal requirements or an increase in grinding and pelletizing capacity.

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

The largest industry users of pallets such as the food, chemical, pharmaceutical, beverage and dairy industries are populated with large public or private entities for which profitable financial performance is paramount. The trend for pallets are expected to expand because of overall pallet demand resulting from growth in the U.S. economy and the current U.S. government administration’s efforts to move manufacturing capacity back to the U.S. The operating issues presented by wood pallets have been tolerated to date as there has been no viable alternative in sufficient size for replacement. A report on the market for pallets in North America by Zoe Biller, an industry analyst for Freedonia Group, provided the following on wood and plastic pallets:

Wood: Although not highlighted in her report, Biller estimates that about 60% of wooden pallets are used and about 40% are new. Those percentages could shift in favor of new pallets going forward because the industry has been reporting a shortage of quality used pallets, known as cores, for the last year or so. “The core shortage appears to be real and it is going to be part of what’s going on going forward,” Biller said. “But it should correct itself in the long term as end users buy new pallets that replenish the pool.”

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

According to Persistence Market Research, rising demand for alternative pallet types is anticipated to boost the growth of plastic pallets in the global pallets market.

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

Another factor which is driving the growth of plastic pallets is the adoption of pallets by new users. The pallet utilization in various regions across the globe is typically low compared to the size of their manufacturing, warehousing, and construction sectors. However, in the coming years, greater numbers of potential pallet users will strive to become more competitive on a global scale by improving operating efficiencies and reducing product damage in shipments through the use of pallets.

The increase in trade volume especially in the Middle East and African regions is also anticipated to fuel the growth of the plastic pallets market. Gulf Cooperation Council countries, located in between the Far East and Europe, can be considered as the gateway to the world’s most progressive markets such as India and China. The transport and logistics sector in the Middle East region is showing substantial growth rates with a long-term positive outlook. The plastic pallets market is thus expected to witness significant growth and is a vital link in supply chain and storage.

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

Types of Pallets

The most common size pallet is the 48 x 40” 4-way pallet or otherwise referred to as the GMA (Grocery Manufacturer Association) pallet or sometimes known in the industry as the “GMA Pallet,” “The GMA Pallet,” “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA acts as a commodity in the pallet industry, as price is often determined by availability. As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are sent to a landfill or used as wood compost.

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

Employees

As of May 31, 2018, Greystone had 220 full-time employees and used a temporary personnel service to provide additional production personnel as needed.

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

Greystone derives a substantial portion of its revenue from two customers. These customers accounted for approximately 76% and 71% of total sales in fiscal years 2018 and 2017, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

Competition

Greystone’s primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations. Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets as well as the environmental benefits (principally elimination from landfill and recycling) of its plastic pallets as compared to wood pallets. Greystone also competes with three large and approximately ten small manufacturers of plastic pallets. Some of Greystone’s competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in such areas of product development, manufacturing and marketing. However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone an advantage over other plastic pallet manufacturers.

Government Regulation

Although Greystone recycles approximately 28,000 tons of post-consumer plastic per year which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

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

Greystone’s management believes that the gradual shifting trend from wood to 100 percent recyclable plastic pallets will continue, with the primary limiting factors being a front-end higher price and some regulatory limits to certain applications of pallet use. The savings come in the recyclability and significantly longer life which lowers the cost per trip dramatically. Greystone intends to continue to conduct research on pallet design for strength and coefficient of friction, on the materials used to make the plastic pallets as required to meet market demands and to improve its existing products. Plastic pallets reduce wood waste, are hygienic, weigh less which lowers fuel consumption and transport costs and are fully recyclable.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply. At the present time, these materials are being purchased from local, national and international suppliers.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases two buildings for a total of 120,000 square feet of manufacturing and warehouse space. These two buildings located on approximately 3 acres of land in Bettendorf, Iowa are leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

In addition, Greystone owns three buildings located within a 30 mile radius of its primary location for a total of 97,000 square feet of warehouse space. Two of these buildings are currently used for warehousing inventory. The third building is being renovated to accommodate Greystone’s grinding operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2016	$0.27	$0.21
Nov. 30, 2016	0.25	0.20
Feb. 29, 2017	0.23	0.20
May 31, 2017	0.31	0.21
Aug. 31, 2017	0.45	0.29
Nov. 30, 2017	0.50	0.40
Feb. 28, 2018	0.58	0.42
May 31, 2018	0.47	0.37

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 13, 2018, Greystone had approximately 231 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated January 31, 2014 (the “IBC Loan Agreement”), among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends in respect to its common stock without IBC’s prior written consent. See Note 4 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 9 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $414,110 and $376,101 in fiscal years 2018 and 2017, respectively.

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

Risk Factors

Greystone has attained operating profits and positive cash flows from operating activities but there is no assurance that it will be able to sustain profitability.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. Two customers currently account for approximately 76% of its total sales in fiscal year 2018 (71% in fiscal year 2017). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.40% of Greystone’s outstanding common stock and have approximately 50.25% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

As of May 31, 2018, Greystone had 220 full-time employees and used temporary personnel as needed. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is about 120,000 plastic pallets per month, or 1,440,000 per year. Production levels generally vary proportionately with sales orders. In addition, Greystone plans to add three additional injection molding machines during fiscal year 2019 which will add production capacity of approximately 42,500 pallets per month, or 510,000 pallets per year.

Year Ended May 31, 2018 Compared to Year Ended May 31, 2017

Sales

Sales were $48,609,075 for fiscal year 2018 compared to $40,044,110 for fiscal year 2017 for an increase of $8,564,965. The increase in pallet sales from fiscal year 2017 to 2018 is principally due to sales to a customer whose business is leasing plastic pallets. Greystone has two major customers who account for approximately 76% of total sales in fiscal year 2018 compared to 71% in fiscal year 2017.

Cost of Sales

Cost of sales was $41,570,319 (86% of sales) and $32,573,570 (81% of sales) in fiscal years 2018 and 2017, respectively. Pallets sold to the private pallet leasing company are more labor intensive and generally reflect a higher ratio of cost of sales to sales than most other pallets sold by Greystone. Accordingly, as these pallets sales continue to grow as a percent of total sales, the ratio of cost of sales to sales is directly impacted. Management continues to explore methods to reduce the cost per pallet produced for the leasing company including increased output per machine and robotics to reduce the labor cost.

General, Selling and Administrative Expenses

General, selling and administrative expense was $3,034,027 for fiscal year 2018 compared to $3,015,960 for fiscal year 2017 for an increase of $18,067 or approximately 1%. With the expected growth in pallet production, Greystone anticipates that general, selling and administrative expenses will increase as necessary to support Greystone’s operations.

Interest Expense

Interest expense was $1,373,392 in fiscal year 2018 compared to $1,212,857 in fiscal year 2017 for an increase of $160,535. This increase is primarily attributable to an increase in debt related to the acquisition of production equipment in fiscal year 2018 and increases in the prime rate of interest from 4.00% at May 31, 2017 to 4.75% at May 31, 2018.

Provision for Income Taxes

The provision for income taxes was $772,380 in fiscal year 2018 compared to $1,011,990 in fiscal year 2017. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes and charges which have no tax benefit.

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act). The Act changes existing U.S. tax law and included numerous provisions that will affect Greystone’s business, including income tax accounting, disclosure and tax compliance. Greystone revalued all deferred tax assets and liabilities as of the date of the Act. The result of this revaluation was an increase in net deferred tax asset in the amount of $57,000 and a like decrease in the deferred tax portion of the provision for income taxes.

As of May 31, 2018, as well as May 31, 2017, Greystone’s management determined that no valuation allowance was considered necessary. Until the NOLs are fully realized for income tax purposes, management will continue to evaluate the extent that a valuation allowance is needed. Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its sales volumes.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $1,871,101 in fiscal year 2018 compared to $2,246,908 in fiscal year 2017 for a decrease of $375,807 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $1,239,678, or $0.04 per share, in fiscal year 2018 compared to $1,660,921, or $0.06 per share, in fiscal year 2017 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2018 is as follows:

Cash provided by operating activities	$8,062,086
Cash used in investing activities	$(6,707,210)
Cash used in financing activities	$(1,554,265)

Long-term debt and capital lease obligations of Greystone as of May 31, 2018 were as follows:

Total	1 year	2-3 years	4-5 years	Over 5 years
$23,145,410	$4,484,853	$13,135,488	$5,525,069	$—

Greystone had a working capital deficit of $(3,900,277) at May 31, 2018.

During fiscal year 2018, Greystone incurred new debt of $2,638,200 principally for the acquisition of an injection molding machine and pallet molds. Additionally, Greystone entered into a new capital lease in the amount of $2,225,685 to acquire an injection molding machine and pallet mold. The equipment acquired by both the new debt and the capital lease was to increase pallet production for one of its major customers whose business is leasing plastic pallets. Future minimum lease payments on the new capital lease are based on sales of pallets produced by the equipment and projected to be approximately $548,000 per year.

Greystone’s principal long-term debt obligations include a $3,000,000 revolving line of credit and several term notes with International Bank of Commerce with various maturities and a note payable to Mr. Rosene maturing on January 15, 2020. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2018, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2018, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accrued dividends to its preferred stockholders during fiscal years 2018 and 2017 of $414,110 and $376,101, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2018 and 2017.

Yorktown provides office space for Greystone in Tulsa, Oklahoma on a rental basis of $2,200 per month through December 31, 2016. Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease agreement for expanded office space at the rate to $4,000 per month.

Acquisitions from Yorktown. On September 1, 2016, Yorktown acquired certain plastic resin pelletizing equipment from TriEnda Holdings, L.L.C. (“TriEnda”). The pelletizing equipment was previously used by Greystone to blend and pelletize plastic resin for TriEnda at a tolling fee per pound processed. During the period from September 1, 2016 through January 31, 2017, Greystone rented this equipment from Yorktown for a total of $163,204 to process Greystone material. Effective February 1, 2017, Greystone acquired this equipment from Yorktown for $1,500,076, which included a cash payment of $30,627 and the assumption of a note payable to First Bank in the amount of $1,469,713.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Kruger and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment was capitalized as debt issue costs to be amortized over the remaining loan term.

Loans from International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”), as amended. The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $3,000,000 and several term loans primarily to fund acquisition of production equipment, as discussed in Note 4, Long-term Debt, to the consolidated financial statements. These loans are supported by a $6,500,000 guarantee by Warren Kruger, Greystone’s President and CEO, and Robert Rosene, a Greystone board member.

Capital Leases

Greystone and a private pallet leasing company (“Lessor”) have entered into a Master Lease Agreement for which two capital leases have been issued for the acquisition of three injection molding machines to increase production of pallets for the Lessor. Generally, lease payments are based on sales to the Lessor. Under the Master Lease Agreement, Lessor has ordered two additional injection molding machines for delivery in fiscal year 2019 to increase pallet production.

Transactions with Robert B. Rosene, Jr.

Loan. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2020. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Compensation related to Loan Guarantees. Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to Mr. Rosene and a cash payment of $65,000 as compensation for providing guarantees on Greystone’s debt with International Bank of Commerce. The warrants are vested and expire January 10, 2027. The warrants, valued as of the measurement date for approximately $60,000, and the cash payment was capitalized as debt issue costs to be amortized over the remaining loan term.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-20 inclusive, found at the end of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2018. This conclusion is based on an evaluation conducted under the supervision and participation of Greystone’s CEO and CFO along with Greystone’s management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarded required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Greystone’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Greystone’s management, including Greystone’s CEO and CFO, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Greystone had previously reported a material weakness in its internal control over financial reporting resulting from a lack of sufficient resources to perform monitoring of internal controls and the related risk assessments. During the recently completed quarter for the year ended May 31, 2018, Greystone engaged a third-party consultant that completed an evaluation of Greystone’s risk assessments and implemented procedures for monitoring compliance and effectiveness of internal controls.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2018
Larry LeBarre	Director	2018
Robert B. Rosene, Jr.	Director	2018
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 62 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 62, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 64, is President of Patriot Auto Group, L.L.C., which owns three auto dealerships in Oklahoma. In addition, Mr. Rosene serves on the Board of Managers for Continuum Energy Services, L.L.C., which owns natural gas gathering and related facilities and crude oil trucking equipment, a company that he co-founded in 1998. Also, Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 77, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2018, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2018, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2018 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2018, 2017 and 2016:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	Total

Warren F. Kruger,	2018	$240,000	$8,000	$-	$-	$248,000
President and Chief	2017	$240,000	$62,000	$-	$-	$302,00
Executive Officer	2016	$240,000	$2,000	$-	$-	$242,000

William W. Rahhal,	2018	$130,000	$8,000	$-	$-	$138,000
Chief Financial Officer	2017	$130,000	$32,000	$-	$-	$162,000
	2016	$107,500	$2,000	$-	$-	$109,500

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2018:

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $7,500 per meeting attended. In fiscal years 2018 and 2017, $30,000 was paid to each of Messrs. Kruger, Rosene and LeBarre.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2018, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2018:

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

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2018, Greystone had 28,361,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2018, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power

Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,443,842	(5)	34.49%	25,000	50.00%	10,193,842	32.16%

William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	5,135,717	(7)	16.96%	25,000	50.00%	4,885,717	15.42%

Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	538,703	(8)	1.90%	-0-	-0-	538,703	1.70%

William Pritchard 2113 East 59th Place Tulsa, OK 74119	1,811,132	(9)	6.39%	-0-	-0-	1,811,132	5.71%

All Directors & Officers as a Group (4 persons)	16,426,145	(10)	51.02%	50,000	100.00%	15,926,145	50.25%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,694,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,501,376 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 6,800 shares of common stock that Mr. Kruger holds as custodian for minor children; (iv) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (v) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 538,703 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	The total includes: (i) 1,767,029 shares of common stock beneficially owned directly by Mr. Pritchard (ii) 9,000 shares of common stock that Mr. Pritchard holds as custodian for a minor child and (iii) 35,103 shares held of record by Maritch Services, Inc.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 12,574,203 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone charged a tolling fee to TriEnda for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $531,487 in fiscal year 2017. Effective March 1, 2017, services to TriEnda were discontinued.

Greystone purchases certain pallet designs from TriEnda for resale. During fiscal year 2018, Greystone purchases from TriEnda totaled $68,302.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $421,965 and $312,130 in fiscal years 2018 and 2017, respectively. At May 31, 2018, Green owed $55,080 to Greystone.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2018 and May 31, 2017:

	Fiscal 2018 Fees	Fiscal 2017 Fees
Fee Category

Audit Fees(1)	$168,000	$168,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$168,000	$168,000

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2018 and May 31, 2017, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger, Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000. (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

10.13	Sixth Amendment dated August 8, 2018, to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce (submitted herewith)

10.14	Promissory note (Term Loan F) dated August 8, 2018, made by Greystone (submitted herewith).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended May 31, 2018 and 2017, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 29, 2018	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2018	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2018	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 29, 2018	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 29, 2018	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2007.

Tulsa, Oklahoma

August 29, 2018

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2018	2017
Assets
Current Assets:
Cash	$379,632	$579,021
Accounts receivable -
Trade, net of allowance for doubtful accounts of $-0- and $31,660, respectively	4,951,148	6,160,145
Related party receivables	60,045	73,578
Inventory	3,089,267	1,587,552
Prepaid expenses	215,617	136,395
Total Current Assets	8,695,709	8,536,691

Property, Plant and Equipment, net	25,353,876	19,706,782

Deferred Tax Asset	-	281,415

Total Assets	$34,049,585	$28,524,888

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,324,046	$2,493,236
Current portion of capital leases	2,160,807	2,261,560
Accounts payable and accrued expenses	4,651,695	5,727,903
Deferred revenue	3,404,334	-
Accrued expenses - related parties	55,104	29,076
Preferred dividends payable	-	29,726
Total Current Liabilities	12,595,986	10,541,501

Long-Term Debt, net of current portion	16,836,180	15,310,754
Capital Leases, net of current portion	1,733,007	1,532,503
Deferred Tax Liability	490,965	-

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(52,485,313)	(53,724,991)
Total Greystone Stockholders’ Equity	1,308,292	68,614
Non-controlling interest	1,085,155	1,071,516
Total Equity	2,393,447	1,140,130

Total Liabilities and Equity	$34,049,585	$28,524,888

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2018	2017

Sales	$48,609,075	$40,044,110

Cost of Sales	41,570,319	32,573,570

Gross Profit	7,038,756	7,470,540

General, Selling and Administrative Expenses	3,034,027	3,015,960

Operating Income	4,004,729	4,454,580

Other Income (Expense):
Other income	12,144	17,175
Interest expense	(1,373,392)	(1,212,857)

Income before Income Taxes	2,643,481	3,258,898
Provision for Income Taxes	772,380	1,011,990
Net Income	1,871,101	2,246,908

Income Attributable to Non-controlling Interest	(247,039)	(240,165)

Preferred Dividends	(384,384)	(345,822)

Net Income Attributable to Common Stockholders	1,239,678	$1,660,921

Income Per Share of Common Stock -
Basic and Diluted	$0.04	$0.06

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,322,160
Diluted	28,993,110	28,906,086

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’ Equity	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	Total
Balances, May 31, 2016	50,000	$5	27,886,201	$2,789	$53,613,811	$(55,385,912)	$(1,769,307)	$1,044,960	$(724,347)

Common stock options exercised	-	-	475,000	47	56,953	-	57,000	-	57,000

Issuance of warrants	-	-	-	-	120,000	-	120,000	-	120,000

Cash distributions	-	-	-	-	-	-	-	(213,609)	(213,609)

Preferred dividends	-	-	-	-	-	(345,822)	(345,822)	-	(345,822)

Net income	-	-	-	-	-	2,006,743	2,006,743	240,165	2,246,908

Balances, May 31, 2017	50,000	5	28,361,201	2,836	53,790,764	(53,724,991)	68,614	1,071,516	1,140,130

Cash distributions	-	-	-	-	-	-	-	(233,400)	(233,400)

Preferred dividends	-	-	-	-	-	(384,384)	(384,384)	-	(384,384)

Net income	-	-	-	-	-	1,624,062	1,624,062	247,039	1,871,101

Balances, May 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(52,485,313)	$1,308,292	$1,085,155	$2,393.447

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,871,101	$2,246,908
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,686,121	2,772,465
Change in deferred taxes	772,380	1,002,267
Loss on sale of equipment	7,932	-
Decrease (increase) in trade accounts receivable	1,208,997	(1,224,120)
Decrease in related party receivable	13,533	76,535
Increase in inventory	(1,501,715)	(283,057)
Increase in prepaid expenses	(79,222)	(66,137)
Increase (decrease) in accounts payable and accrued expenses	(1,321,375)	1,726,444
Increase in deferred revenue	3,404,334	-
Net cash provided by operating activities	8,062,086	6,251,305

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,710,210)	(2,698,665)
Proceeds from sale of equipment	3,000	-
Net cash used in investing activities	(6,707,210)	(2,698,665)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,638,200	-
Proceeds from revolving loan	2,119,000	860,000
Payments on long-term debt and capitalized leases	(5,431,836)	(3,720,951)
Payments on related party note payable	(232,119)	(72,335)
Payments on revolving loan	-	(275,000)
Payments for debt issue costs	-	(130,000)
Proceeds from exercised stock options	-	57,000
Dividends paid on preferred stock	(414,110)	(376,101)
Distributions paid by non-controlling interest	(233,400)	(213,609)
Net cash used in financing activities	(1,554,265)	(3,870,996)

Net Decrease in Cash	(199,389)	(318,356)
Cash, beginning of year	579,021	897,377

Cash, end of year	$379,632	$579,021

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2018 and 2017

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

Inventory

Inventory consists of finished pallets and raw materials which are stated at the lower of average cost or net realizable value.

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

Greystone’s Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal years 2018 and 2017 as the effect would have been antidilutive.

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

Management has reviewed the requirements of ASU 2014-09 with its current policies and procedures surrounding revenue recognition. The recognition of revenue under ASU 2014-09 will not materially change from prior years; however, procedures have been implemented for reviewing sales agreements for compliance with ASU 2014-09. Additionally, Greystone will adopt ASU 2014-09 on a retrospective basis as the adoption does not require any changes to Greystone’s consolidated financial statements for fiscal year 2017.

In February 2016, the FASB issued Accounting Standards 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. Management has reviewed Greystone’s leases and determined that the implementation of ASU 2016-02 will not have a material impact on the consolidated financial statements.

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2018	2017
Raw materials	$864,339	$669,083
Finished pallets	2,224,928	918,469

Total Inventory	$3,089,267	$1,587,552

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2018	2017
Production machinery and equipment	$35,270,326	$27,493,614
Plant buildings and land	5,739,491	5,296,784
Leasehold improvements	534,637	263,710
Furniture and fixtures	396,882	392,371
	41,941,336	33,446,479

Less: Accumulated depreciation	(16,587,460)	(13,739,697)

Net Property, Plant and Equipment	$25,353,876	$19,706,782

Property, plant and equipment includes items which had not been placed into service as of May 31, 2018, as follows:

Production machinery and equipment	$1,014,955
Plant buildings	$345,807
Leasehold improvements	$119,427

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and have a net book value of $3,012,421 at May 31, 2018.

Depreciation expense for the years ended May 31, 2018 and 2017 is $3,549,065 and $2,658,501, respectively.

Note 4. LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2018	2017
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,945,443	$4,626,191

Term loan B payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing January 7, 2019	-	1,715,132

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,613,445	-

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	2,314,935	-

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	843,200	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, due January 31, 2020	1,879,000	2,260,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 4.5%, monthly principal and interest payments of $26,215, due April 30, 2023	2,652,428	2,841,285

Note payable to Robert Rosene, 7.5% interest, due January 15, 2020	4,469,355	4,469,355

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021	1,099,447	1,396,448

Note payable to Yorktown Management & Financial Services, LLC, 5.0% interest, due February 28, 2019, monthly principal and interest payments of $20,629	181,850	413,969

Other	252,493	310,036
Face value of long-term debt	19,251,596	18,032,416
Less: Debt issue costs, net of amortization	(91,370)	(228,426)
	19,160,226	17,803,990
Less: Current portion	(2,324,046)	(2,493,236)
Long-term debt	$16,836,180	$15,310,754

The prime rate of interest as of May 31, 2018 was 4.75%. Effective June 15, 2018, the prime rate of interest increased to 5.00%.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement, as amended, provides for certain term loans and a revolver loan.

Effective January 10, 2018, the Borrowers and IBC entered into the Fifth Amendment to the IBC Loan Agreement providing (i) a conversion of the existing revolver loan with an outstanding balance of $2,500,000 into Term Loan D with a maturity date of January 10, 2022, (ii) an advancing Term Loan E of $1,000,000 with a maturity date of January 10, 2022 for the procurement of production equipment, and (iii) an amended and modified revolving loan of $3,000,000 with a maturity date of January 31, 2020. The three notes bear interest at the greater of the prime rate of interest plus 0.5%, or 4.75%. At May 31, 2018, IBC had advanced $843,200 against Term Loan E.

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

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $3,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $3,000,000. The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 4.75% and matures January 31, 2020. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

As of May 31, 2018, Greystone was not in compliance to maintain the debt service coverage ratio required by the IBC Loan Agreement. IBC issued a waiver, dated August 27, 2018, to Greystone for failure to maintain the debt service coverage ratio at May 31, 2018.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement (Real Estate Term Loan) (“GRE Loan Agreement) which provided for a mortgage loan to GRE of $3,412,500. The loan provides for a 4.5% interest rate and a maturity of January 31, 2019 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone. As discussed in Note 16, Subsequent Event, GRE and IBC entered into the First Amendment to the GRE Loan Agreement providing for an extension of the maturity date of the loan to April 30, 2023 and a new interest rate of 5.5%.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby accrued interest of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2020. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Note Payable between Greystone and First Bank

In connection with the acquisition of certain equipment from Yorktown Management & Financial Services, LLC (“Yorktown”) effective February 1, 2017, Greystone assumed a note payable in the amount of $1,469,713 between Yorktown and First Bank. The note bears interest at the prime rate of interest plus 1.45% but not less than 4.95%. The rate of interest was 6.20% at May 31, 2018. The First Bank note is secured by certain production equipment.

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

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2018 are $2,324,046, $8,764,654, $3,470,454, $2,168,481 and $2,523,961.

Note 5. CAPITAL LEASES

Capital leases consist of the following as of May 31:

	2018	2017
Non-cancelable capital leases with private pallet leasing company	$3,893,814	$3,794,063
Less: Current portion	(2,160,807)	(2,261,560)
Non-cancelable capital leases, net of current portion	$1,733,007	$1,532,503

In February, 2018, Greystone entered into a five-year lease agreement, interest rate of 7.4% and maturity date of February 24, 2023, (“Agreement A”) with an unrelated private company to provide for certain production equipment with a cost of approximately $2.0 million. In August, 2016, Greystone entered into a three-year lease agreement, interest rate of 5.0% and maturity date of August 7, 2019, (“Agreement B”) with the same unrelated private company to provide for certain production equipment with a total cost of approximately $5.4 million. The lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease terms. Lease payments are made on a per invoice basis at rates of (i) $3.32 per pallet produced on the leased equipment and sold to the private company, estimated at $46,000 per month, for Agreement A and (ii) $6.25 per pallet produced on the equipment and sold to the private company, estimated at $154,000 per month, for Agreement B. Both Agreements A & B provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under the non-cancelable capital leases at May 31, 2018 and 2017 is as follows:

	2018	2017
Production equipment under capital leases	$7,591,574	$5,365,889
Less: Accumulated amortization	(974,811)	(380,233)
Production equipment under capital leases, net	$6,616,763	$4,985,656

Amortization of the carrying amount of $594,578 and $380,233 was included in depreciation expense for the years ended May 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable capital leases as of May 31, 2018, are approximately:

Year ended May 31, 2019	$2,353,164
Year ended May 31, 2020	547,800
Year ended May 31, 2021	547,800
Year ended May 31, 2022	547,800
Year ended May 31, 2023	338,490
Total lease payments	4,335,054
Imputed interest	441,240
Present value of minimum lease payments	$3,893,814

Note 6. DEFERRED REVENUE

In February, 2018, a new customer entered into a contract with Greystone to purchase plastics pallets with shipments occurring from May 2018 through about August 2018. The customer prepaid $4,595,034 to provide funding to Greystone for procuring raw materials to produce the pallets. Revenue will be recognized by Greystone as pallets are shipped to the customer. The unrecognized balance at May 31, 2018 was $3,404,334.

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

Rental fees. GSM pays weekly rental fees of $22,500 and $5,000 to Yorktown for grinding equipment and pelletizing equipment, respectively. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2018 and 2017.

Yorktown provides office space in Tulsa, Oklahoma for Greystone at a monthly rental of $2,200 until December 31, 2016. Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for expanded office space at a monthly rental of $4,000 per month. Total rent expense was $48,000 and $35,400 for fiscal years 2018 and 2017, respectively. At May 31, 2018, future minimum payments under the non-cancelable operating lease are $48,000 for fiscal years 2019, 2020 and 2021 and $28,000 for fiscal year 2022.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone charged a tolling fee to TriEnda for blending and pelletizing plastic resin using TriEnda’s equipment and raw materials. Revenue from TriEnda totaled $538,024 in fiscal year 2017. Effective March 1, 2017, services to TriEnda were discontinued.

Greystone purchases certain pallet designs from TriEnda for resale. During fiscal year 2018, Greystone purchases from TriEnda totaled $68,302.

Transactions with Robert B. Rosene, Jr., Director

Note payable. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest. Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000, resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2020. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

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

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $421,966 and $312,130 in fiscal years 2018 and 2017, respectively. At May 31, 2018, Green owed $55,080 to Greystone.

Note 8. FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax asset:
Net operating loss carryforward	$2,015,616	$2,102,924
Accrued expenses	101,320	113,021
Allowance for doubtful accounts	-	8,788
Other	27,432	27,540
Total deferred tax asset	2,144,368	2,252,273
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(2,635,333)	(1,970,858)
Net deferred tax asset (liability)	$(490,965)	$281,415

In assessing the reliability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management has determined that Greystone will be able to realize the full effect of the deferred tax asset and no valuation allowance has been recorded as of May 31, 2018 and 2017, respectively.

The net change in deferred taxes for the year ended May 31, 2018 and 2017 is as follows:

	2018	2017
Net operating loss carryforward	$(87,308)	$(229,465)
Depreciation and amortization, tax reporting
in excess of financial	(664,475)	(911,766)
Stock compensation costs	-	18,124
Allowance for doubtful accounts	(8,788)	4,280
Accrued expenses	(11,701)	113,021
Other	(108)	3,539
Net decrease	$(772,380)	$(1,002,267)

The provision for income taxes at May 31, 2018 and 2017 consists of the following:

	2018	2017
Current income tax – Federal and State	$-	$9,723
Deferred income tax provision	772,380	1,002,267
Provision for income taxes	$772,380	$1,011,990

Greystone’s provision for income taxes for the years ended May 31, 2018 and 2017 differs from the federal statutory rate as follows:

	2018	2017
Tax provision using statutory rates	21%	34%
State income taxes	9	-
Federal tax rate change adjustment	(2)	-
Expiring net operating losses	3	-
VIE income passed to members	(2)	(3)
Tax provision per financial statements	29%	31%

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act). The Act changes existing U.S. tax law and included numerous provisions that will affect Greystone’s business, including income tax accounting, disclosure and tax compliance. Greystone revalued all deferred tax assets and liabilities as of the date of the Act. The result of this revaluation was an increase in deferred taxes in the amount of $57,039 and a like decrease in the provision for income taxes.

At May 31, 2018, Greystone had a net operating loss (NOL) for Federal income tax purposes from inception through May 31, 2005 of $14,467,000 expiring in fiscal year 2019 through fiscal year 2025 of which $1,575,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $225,000 per year.

	NOL Carryforward	Year Expiring
Cumulative through May 31, 2005	$1,575,000	2019 - 2025
Year ended May 31, 2006	120,983	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	321,625	2035
Year Ended May 31, 2016	1,060,747	2036
Year Ended May 31, 2018	1,481,098	N/A

Note 9. STOCKHOLDERS’ EQUITY

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

The value of Greystone’s common stock on September 1, 2016 was $0.24 per share. The estimated fair value at the date of the grant for the warrants utilizing the Black-Scholes option valuation model and the assumptions used in the Black-Scholes option model for fiscal year 2017 are as follows:

Estimated fair value of warrants at date of grant	$120,000
Black-Scholes model assumptions
Average expected life (years)	6
Average expected volatility factor	145.77%
Average risk-free interest rate	4.0%
Average expected dividend yields	$-0-

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment, and are generally exercisable one year from date of grant in cumulative annual installments of 25%. Following is a summary of option activity for the two years ended May 31, 2018:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding, May 31, 2016	675,000	$0.12
Exercised during fiscal year 2017	(475,000)	$0.12
Total outstanding May 31, 2017	200,000	$0.12
Total outstanding May 31, 2018	200,000	$0.12	4.0
Exercisable as of May 31, 2018	200,000	$0.12	4.0	$54,000
Non-vested as of May 31, 2018	-0-

Share-based compensation cost was $-0- and $53,424 for fiscal years 2018 and 2017, respectively.

Note 11. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2018 and 2017, the carrying amounts reported in the balance sheet approximate fair value for the variable and fixed rate loans.

Note 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2018 and 2017:

	2018	2017
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$2,225,685	$5,323,864
Revolver loan converted to term loan	$2,500,000	$-
Acquisition of buildings through note payable	$-	$318,750
Acquisition of equipment from related party in exchange for receivable and/or note payable	$-	$1,469,713
Acquisition of equipment in accounts payable	$373,214	$102,019
Conversion of related party accrued interest to long-term debt	$-	$2,475,690
Warrants issued as debt service costs	$-	$120,000
Preferred dividend accrual	$-	$29,726

Supplemental information:
Interest paid	$1,347,364	$1,183,781

Note 13. CONCENTRATIONS

For the fiscal years 2018 and 2017, Greystone had two customers that accounted for approximately 76% and 71% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from one of Greystone’s major customers which were approximately $1,616,469 and $1,611,000 in fiscal years 2018 and 2017, respectively.

Note 14. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE, is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors. GRE was created solely to own and lease buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $3,012,421 and $3,128,293 at May 31, 2018 and 2017, respectively, serve as collateral for GRE’s debt. The debt had a carrying value of $2,652,428 and $2,841,285 at May 31, 2018 and 2017, respectively.

Note 15. COMMITMENTS

At May 31, 2018, Greystone had outstanding commitments totaling $2,071,400 for the acquisition of equipment.

Note 16. SUBSEQUENT EVENT

On August 8, 2018, Greystone and IBC entered into the Sixth Amendment to the IBC Loan Agreement dated January 31, 2014 (the “Sixth Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $3,600,000 (“Term Loan F”). Term Loan F has an interest rate of the prime rate of interest plus 0.5% but not less than 5.25% and a maturity date of February 8, 2021. The monthly principal and interest payments are based on an amortization of the principal over 60 months. The proceeds from Term Loan F will be used to acquire new production equipment. In addition, the Sixth Amendment included extensions for Term Loan A to April 30, 2023 and Term Loan C to July 31, 2020.

On August 8, 2018, Greystone Real Estate, L.L.C. and IBC entered into the First Amendment to Loan Agreement (Real Estate Term Loan) dated January 31, 2014 (“Agreement”) changing the rate of interest to 5.5% and extending the maturity date of the loan to April 30, 2023.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

10.13	Sixth Amendment dated August 8, 2018, to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce (submitted herewith).

10.14	Promissory note (Term Loan F) dated August 8, 2018, made by Greystone (submitted herewith.

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended May 31, 2018 and 2017, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.