Form 10-Q
period 2018-08-31
GREYSTONE LOGISTICS, INC.
filed 2018-10-12
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 10, 2018 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2018	May 31, 2018
Assets
Current Assets:
Cash	$1,188,737	$379,632
Accounts receivable -
Trade	4,471,543	4,951,148
Related party receivables	100,587	60,045
Inventory	3,069,552	3,089,267
Prepaid expenses	175,155	215,617
Total Current Assets	9,005,574	8,695,709
Property, Plant and Equipment, net	27,848,623	25,353,876

Total Assets	$36,854,197	$34,049,585

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,511,874	$2,324,046
Current portion of capital leases	2,162,340	2,160,807
Accounts payable and accrued liabilities	6,958,377	4,651,695
Deferred revenue	123,834	3,404,334
Accrued liabilities - related party	28,852	55,104
Preferred dividends payable	102,945	-
Total Current Liabilities	11,888,222	12,595,986
Long-Term Debt, net of current portion	17,682,287	16,836,180
Capital Leases, net of current portion	3,456,713	1,733,007
Deferred Tax Liability	822,565	490,965
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(51,883,925)	(52,485,313)
Total Greystone Stockholders’ Equity	1,909,680	1,308,292
Non-controlling interest	1,094,730	1,085,155
Total Equity	3,004,410	2,393,447

Total Liabilities and Equity	$36,854,197	$34,049,585

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended August 31,
	2018	2017

Sales	$18,206,110	$10,287,075

Cost of Sales	15,760,152	8,388,176

Gross Profit	2,445,958	1,898,899

General, Selling and Administrative Expenses	939,091	831,403

Operating Income	1,506,867	1,067,496

Other Income (Expense):
Other income	2,269	8,263
Interest expense	(412,628)	(324,677)

Income before Income Taxes	1,096,508	751,082
Provision for Income Taxes	331,600	220,800
Net Income	764,908	530,282

Income Attributable to Non-controlling Interest	(60,575)	(61,053)

Preferred Dividends	(102,945)	(94,521)

Net Income Attributable to Common Stockholders	$601,388	$374,708

Income Per Share of Common Stock -
Basic and Diluted	$0.02	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,003,696	28,979,740

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended August 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$764,908	$530,282
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,085,267	778,911
Deferred tax expense	331,600	203,800
Decrease in trade accounts receivable	479,605	3,731,179
Decrease (increase) in related party receivables	(40,542)	36,828
Decrease (increase) in inventory	19,715	(1,241,534)
Decrease in prepaid expenses	40,462	76,983
Increase (decrease) in accounts payable and accrued liabilities	2,543,462	(2,023,966)
Decrease in deferred revenue	(3,280,500)	-
Net cash provided by operating activities	1,943,977	2,092,483

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,477,449)	(1,977,498)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,856,800	1,795,000
Payments on long-term debt and capitalized leases	(1,101,336)	(1,128,686)
Proceeds from revolving loan	1,000,000	-
Payments on revolving loan	(1,300,000)	-
Payments on related party notes payable	(61,887)	(56,948)
Dividends paid on preferred stock	-	(92,398)
Distributions paid by non-controlling interest	(51,000)	(51,000)
Net cash provided by financing activities	342,577	465,968

Net Increase in Cash	809,105	580,953
Cash, beginning of period	379,632	579,021

Cash, end of period	$1,188,737	$1,159,974

Non-cash Activities:
Acquisition of equipment by capital lease	$2,333,333	$-
Capital expenditures in accounts payable	$110,182	$-
Preferred dividend accrual	$102,945	$31,849
Supplemental information:
Interest paid	$429,050	$295,836

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2018, the results of its operations for the three months ended August 31, 2018 and 2017, and its cash flows for the three months ended August 31, 2018 and 2017. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2018 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the three-month periods ended August 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. For the three months ended August 31, 2018 and 2017, equity instruments which have been excluded are Greystone’s convertible preferred stock which is convertible into 3,333,333 shares of common stock.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2018 and 2017:

	2018	2017
Numerator -
Net income attributable to common stockholders	$601,388	$374,708
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	642,495	618,539
Diluted shares	29,003,696	28,979,740
Income per share -
Basic and Diluted	$0.02	$0.01

Note 3. Inventory

Inventory consists of the following:

	August 31, 2018	May 31, 2018
Raw materials	$1,752,892	$864,339
Finished goods	1,316,660	2,224,928
Total inventory	$3,069,552	$3,089,267

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2018	May 31, 2018
Production machinery and equipment	$38,462,159	$35,270,326
Plant buildings and land	5,855,140	5,739,491
Leasehold improvements	735,601	534,637
Furniture and fixtures	436,186	396,882
	45,489,086	41,941,336

Less: Accumulated depreciation and amortization	(17,640,463)	(16,587,460)

Net Property, Plant and Equipment	$27,848,623	$25,353,876

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the gross amount of $9,924,907. The equipment is being amortized using the straight-line method over 3.5 years for pallet molds and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $116,779 that had not been placed into service as of August 31, 2018. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,983,453 at August 31, 2018.

Depreciation expense, including amortization expense related to assets under capital leases, for the three months ended August 31, 2018 and 2017 was $1,053,003 and $748,968, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $357,500 for each of the three months ended August 31, 2018 and 2017.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $12,000 for each of fiscal year 2019 and 2018. At August 31, 2018, future minimum payments under the non-cancelable operating lease are $48,000 for fiscal years 2019, 2020 and 2021 and $16,000 for fiscal year 2022

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the three months ended August 31, 2018 and 2017 totaled $41,975 and $40,917, respectively. Greystone’s account payable to TriEnda at August 31, 2018 was $41,975.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $55,080 and $36,750 for the three months ended August 31, 2018 and 2017, respectively. The account receivable due from Green at August 31, 2018 was $55,080.

Note 6. Debt

Debt as of August 31, 2018 and May 31, 2018 is as follows:

	August 31, 2018	May 31, 2018
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,774,793	$3,945,443

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,560,092	1,613,445

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	2,173,836	2,314,935

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,000,000	843,200

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	1,700,000	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, due January 31, 2020	1,579,000	1,879,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	1,029,668	1,099,447

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $26,215, due April 30, 2023	2,604,879	2,652,428

Note payable to Robert Rosene, 7.5% interest, due January 15, 2020	4,467,330	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	121,988	181,850

Other	241,681	252,493
Total debt	20,253,267	19,251,596
Debt issue costs, net of amortization	(59,106)	(91,370)
Total debt, net of debt issue costs	20,194,161	19,160,226
Less: Current portion	(2,511,874)	(2,324,046)
Long-term debt	$17,682,287	$16,836,180

The prime rate of interest as of August 31, 2018 was 5.00%. Effective September 27, 2018, the prime rate of interest increased to 5.25%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”), as amended, provides for certain term loans and a revolver loan.

Effective August 10, 2018, the Borrowers and IBC entered into the Sixth Amendment to the IBC Loan Agreement providing (i) an advancing Term Loan F of $3,600,000 with a maturity date of February 8 2021 for the procurement of production equipment and (ii) an extension of the maturity date of Term Loan A to April 30, 2023.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning January 31, 2016 (currently $76,692 per month), (ii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning August 4, 2020 (currently $57,469 per month). Term Loan E and Term Loan F require monthly interest payments through December 10, 2018 and January 28, 2019, respectively, after which monthly payments of principal and interest are required in an amount sufficient to amortize the loans over a four-year and a five-year period, respectively. The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $3,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $3,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 4.75% and matures January 31, 2020. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

As of August 31, 2018, management has concluded that Greystone was in compliance with the covenants of the IBC Loan Agreement.

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

Loan Agreement between GRE and IBC

On August 10, 2018, GRE and IBC entered into an amended agreement to extend the maturity of the note to April 30, 2023 and increase the interest rate to 5.5% interest rate. The note is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2020. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at August 31, 2018 was $4,467,330.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2018 are $2,511,874, $11,117,939, $2,521,897, $1,836,662 and $2,264,895.

Note 7. Capital Leases

Capital leases as of August 31, 2018 and May 31, 2018:

	August 31, 2018	May 31, 2018
Non-cancellable capital leases with private company, interest rates of 7.4% and 5.0%, maturing August 1, 2023, February 24, 2023 and August 7, 2019	$5,619,053	$3,893,814
Less: Current portion	(2,162,340)	(2,160,807)
Non-cancellable capital leases, net of current portion	$3,456,713	$1,733,007

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $9.9 million. The first agreement, dated August 7, 2016, was a three-year lease agreement for two injection molding machines and pallet molds, interest rate of 5.0% and maturity date of August 7, 2019 (“Agreement A”). The remaining two agreements, dated February 24, 2018 and August 2, 2018, were five-year lease agreements for two additional injection molding machines and one pallet mold, interest rate of 7.4% and maturity dates of February 23, 2023 and August 1, 2023, (“Agreements B”). The lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease terms. Lease payments are made on a per invoice basis at rates of (i) $6.25 per pallet produced on the equipment leased pursuant to Agreement A and sold to the private company estimated at $180,000 per month and (ii) $3.32 per pallet produced on the equipment leased pursuant to Amendments B and sold to the private company estimated at $48,000 per month per machine. Both Agreements A & B provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under the non-cancelable capital leases has a gross carrying amount of $9,924,907 at August 31, 2018. Amortization of the carrying amount of approximately $402,000 and $246,000 was included in depreciation expense for the three months ended August 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable capital leases as of August 31, 2018, are approximately:

Twelve months ended August 31, 2019	$2,456,000
Twelve months ended August 31, 2020	1,156,000
Twelve months ended August 31, 2021	1,156,000
Twelve months ended August 31, 2022	1,156,000
Twelve months ended August 31, 2023	398,000
Total lease payments	6,322,000
Imputed interest	702,947
Present value of minimum lease payments	$5,619,053

Note 8. Deferred Revenue

Deferred revenue as of August 31, 2018 and May 31, 2018 represent advance payments from a customer to purchase plastics pallets with shipments expected to be complete by September 30, 2018. Greystone recognizes revenue as plastic pallets are shipped to the customer. Recognized revenue totaled $3,280,500 during the three months ended August 31, 2018.

Note 9. Revenue and Revenue Recognition

On June 1, 2018, Greystone adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, using the retrospective method. Greystone determined that there was no cumulative effect adjustment to the Consolidated Financial Statements and the adoption of the new standard did not require any adjustments to Greystone’s consolidated financial statements for prior periods. Under the guidance of the new standard, revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment. In limited circumstances, where acceptance of the goods is subject to approval by the customer, revenue is recognized upon approval by the customer unless, historically, there have been insignificant rejections of goods by the customer. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on prepaid sales of goods. Greystone generally permits returns of product due to defects; however, product returns are historically insignificant.

The amount of revenue recognized reflects the consideration to which Greystone expects to be entitled to receive in exchange for its products. The following steps are applied in determining the amount and timing of revenue recognition:

1.	Identification of a contract with a customer is a sales arrangement involving a purchase order issued by the customer stating each party’s rights regarding the plastic pallets to be transferred. Payment terms vary by customer from net 30 days to 90 days. Discounts on sales arrangements are generally not provided. Credit worthiness is determined by Greystone based on payment experience and financial information available on the customer.

2.	Identification of performance obligations in the sales arrangement which is predominantly the promise to transfer plastic pallets to Greystone’s customer.

3.	Determination of the transaction price which is specified in the purchase order based on product pricing negotiated between Greystone and the customer.

4.	Allocate the transaction price to performance obligations.

5.	Recognition of revenue which predominantly occurs upon completion of the performance obligation and transfer of control. Transfer of control generally occurs at the point of shipment which is Greystone’s manufacturing and warehouse locations.

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $170,000 and $305,000 in fiscal years 2019 and 2018, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to Greystone’s three largest customers, which are end-users, totaled approximately 84% and 73% of sales in fiscal years 2019 and 2018, respectively. Sales to distributors totaled approximately 14% and 23% of sales in fiscal years 2019 and 2018, respectively. Combined sales to Greystone’s three largest customers and distributors totaled approximately 98% and 96% of sales in fiscal years 2019 and 2018, respectively. The third large customer was a new addition during the last quarter of fiscal year 2018 and had approximately 18% of sales in fiscal year 2019.

Note 10. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported in the balance sheet approximate fair value.

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 84% and 73% of its total sales from three customers in fiscal years 2018 and 2017, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $392,272 and $493,104 in fiscal years 2018 and 2017, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2018, Greystone is indebted to Mr. Rosene in the amount of $4,467,330 for a note payable due January 15, 2020. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 12. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. Management has reviewed Greystone’s leases and determined that the implementation of ASU 2016-02 will not have a material impact on the consolidated financial statements.

Note 13. Commitments

At August 31, 2018, Greystone had commitments totaling $2,241,000 toward the purchase of production equipment.

Note 14. Reclassifications

Certain amounts in the Consolidated Statement of Cash Flows for the three months ended August 31, 2017 have been restated to conform to classifications utilized in the three months ended August 31, 2018.

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

References to fiscal year 2019 refer to the three month period ended August 31, 2018. References to fiscal year 2018 refer to the three month period ended August 31, 2017.

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

Personnel

Greystone had approximately 211 and 176 full-time employees as of August 31, 2018 and 2017, respectively.

Three-Month Period Ended August 31, 2018 Compared to Three-Month Period Ended August 31, 2017

Sales

Sales for fiscal year 2019 were $18,206,110 compared to $10,287,075 in fiscal year 2018 for an increase of $7,919,035. The increase in pallet sales in fiscal year 2019 over 2018 was primarily due to the addition of a new customer and sales growth to a pallet leasing company.

Sales to Greystone’s three largest customers accounted for approximately 84% and 73% of sales in fiscal years 2019 and 2018, respectively. A new customer obtained in February, 2018 accounted for approximately 18% of sales in fiscal year 2019; however, relations with this new customer have not been established sufficiently to determine its on-going demand for pallets. Pallet sales to Greystone’s larger customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2019 was $15,760,152, or 87% of sales, compared to $8,388,176, or 82% of sales, in fiscal year 2018. The significant increase in sales volume that Greystone has experienced of the past two years has had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2018 to 2019. Certain products are more labor intensive which affects the relationship of cost of sales to sales.

In addition, Greystone’s ability to process unrefined recycled plastic resin has been limited due to the fact that the need for refined plastic resin for production of pallets has exceeded Greystone’s current capacity. Machinery to provide additional capacity is expected to be installed in or about September or October, 2018. Also, Greystone has ordered machinery to automate certain of its production lines to reduce the cost and the working conditions for production labor.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $939,091 in fiscal year 2019 compared to $831,403 in fiscal year 2018 for an increase of $107,688 or 13%. The difference between fiscal year 2019 and fiscal year 2018 is primarily attributable to timing of expenses for the respective periods.

Other Income (Expenses)

Other income was $2,269 and $8,263 in fiscal years 2019 and 2018, respectively.

Interest expense was $412,628 in fiscal year 2019 compared to $324,677 in fiscal year 2018 for an increase of $87,951. The increase in interest expense in fiscal year 2019 over 2018 is due principally to increases in the prime rate of interest, 5.00% at August 31, 2018 compared to 4.25% at August 31, 2017, and increases in amount of debt and capital leases.

Provision for Income Taxes

The provision for income taxes was $331,600 and $220,800 in fiscal years 2019 and 2018, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $764,908 in fiscal year 2019 compared to net income of $530,282 in fiscal year 20178 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2019 was $601,388, or $0.02 per share, compared to $374,708, or $0.01 per share, in fiscal year 2018 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three-month period ended August 31, 2018 is as follows:

Cash provided by operating activities	$1,943,977

Cash used in investing activities	$(1,477,449)

Cash provided by financing activities	$342,577

The contractual obligations of Greystone for long-term debt and capital lease obligations are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt and capital leases	$25,872,320	$4,674,214	$15,611,958	$5,586,148	$-0-

Greystone had a working capital deficit of $(2,882,648) at August 31, 2018. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2018, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Effective August 10, 2018 and as discussed further in Note 6 to the consolidated financial statements, Greystone and IBC entered into the Sixth Amendment to the IBC Loan Agreement dated January 31, 2014 which provided for new funding in the form of an advancing loan in the amount of $3,600,000 to purchase production equipment of which $1,700,000 had been advanced at August 31, 2018. Additionally, during fiscal year 2019, production equipment valued at approximately $2.3 million was acquired through a leasing arrangement.

Substantially all of the financing that Greystone has received through the last few fiscal years resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone and, formerly, from loans provided certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2018, which was filed on August 29, 2018. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2018, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2018.

During the three months ended August 31, 2018, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2018 and May 31, 2018, (ii) the Consolidated Statements of Income for the three months ended August 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 12, 2018	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 12, 2018	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2018 and May 31, 2018, (ii) the Consolidated Statements of Income for the three months ended August 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

