Form 10-Q
period 2018-11-30
GREYSTONE LOGISTICS, INC.
filed 2019-01-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 11, 2019 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2018	May 31, 2018
Assets
Current Assets:
Cash	$573,494	$379,632
Accounts receivable -
Trade	2,360,065	4,951,148
Related party	101,307	60,045
Inventory	5,388,006	3,089,267
Prepaid expenses	56,371	215,617
Total Current Assets	8,479,243	8,695,709
Property, Plant and Equipment, net	30,601,008	25,353,876

Total Assets	$39,080,251	$34,049,585

Liabilities and Equity

Current Liabilities:
Current portion of long-term debt	$2,841,016	$2,324,046
Current portion of capital leases	1,646,872	2,160,807
Accounts payable and accrued liabilities	6,716,167	4,651,695
Deferred revenue	557,589	3,404,334
Accrued liabilities - related party	-	55,104
Preferred dividends payable	105,100	-
Total Current Liabilities	11,866,744	12,595,986
Long-Term Debt, net of current portion	19,890,611	16,836,180
Capital Leases, net of current portion	3,246,576	1,733,007
Deferred Tax Liability	931,065	490,965
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(51,755,032)	(52,485,313)
Total Greystone Stockholders’ Equity	2,038,573	1,308,292
Non-controlling interest	1,106,682	1,085,155
Total Equity	3,145,255	2,393,447

Total Liabilities and Equity	$39,080,251	$34,049,585

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Six Months Ended November 30,
	2018	2017

Sales	$32,939,240	$20,009,177

Cost of Sales	28,801,518	16,976,241

Gross Profit	4,137,722	3,032,936

General, Selling and Administrative Expenses	1,792,741	1,452,416

Operating Income	2,344,981	1,580,520

Other Income (Expense):
Other income	5,290	12,069
Interest expense	(848,318)	(658,736)

Income before Income Taxes	1,501,953	933,853
Provision for Income Taxes	440,100	259,500
Net Income	1,061,853	674,353

Income Attributable to Non-controlling Interest	(123,527)	(122,968)

Preferred Dividends	(208,045)	(188,014)

Net Income Attributable to Common Stockholders	$730,281	$363,371

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,009,949	28,988,701

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2018	2017

Sales	$14,733,130	$9,722,102

Cost of Sales	13,041,366	8,588,065

Gross Profit	1,691,764	1,134,037

General, Selling and Administrative Expenses	853,650	621,013

Operating Income	838,114	513,024

Other Income (Expense):
Other income	3,021	3,806
Interest expense	(435,690)	(334,059)

Income before Income Taxes	405,445	182,771
Provision for Income Taxes	108,500	38,700
Net Income	296,945	144,071

Income Attributable to Non-controlling Interest	(62,952)	(61,915)

Preferred Dividends	(105,100)	(93,493)

Net Income (Loss) Attributable to Common Stockholders	$128,893	$(11,337)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,018,262	28,361,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,061,853	$674,353
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	2,178,499	1,612,143
Deferred tax expense	440,100	242,500
Decrease in trade accounts receivable	2,591,083	4,219,978
Decrease (increase) in related party receivables	(41,262)	551
Increase in inventory	(2,298,739)	(1,452,384)
Decrease in prepaid expenses	159,246	23,237
Increase (decrease) in accounts payable and accrued liabilities	2,272,400	(1,733,329)
Decrease in deferred revenue	(2,846,745)	-
Net cash provided by operating activities	3,516,435	3,587,049

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,308,802)	(2,996,530)

Cash Flows from Financing Activities:
Proceeds from long-term debt	3,514,265	1,795,000
Payments on long-term debt and capitalized leases	(2,321,590)	(2,272,561)
Proceeds from revolving loan	2,421,000	240,000
Payments on revolving loan	(1,300,000)	-
Payments on related party notes payable	(122,501)	(114,611)
Dividends paid on preferred stock	(102,945)	(186,918)
Distributions paid by non-controlling interest	(102,000)	(102,000)
Net cash provided by (used in) financing activities	1,986,229	(641,090)

Net Increase (Decrease) in Cash	193,862	(50,571)
Cash, beginning of period	379,632	579,021

Cash, end of period	$573,494	$528,450

Non-cash Activities:
Acquisition of equipment by capital lease	$2,333,333	$-
Capital expenditures in accounts payable	$110,182	$-
Preferred dividend accrual	$105,100	$30,822
Supplemental information:
Interest paid	$893,237	$658,736
Taxes paid	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2018, the results of its operations for the six months and three months ended November 30, 2018 and 2017, and its cash flows for the six months ended November 30, 2018 and 2017. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2018 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive, as follows:

	2018	2017
Six months ended November 30:
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	3,333,333	3,333,333

Three months ended November 30:
Options to purchase common stock	-	200,000
Warrants to purchase common stock	-	500,000
Preferred stock convertible into common stock	3,333,333	3,333,333
Total	3,333,333	4,033,333

The following tables set forth the computation of basic and diluted earnings per share for the six months and three months ended November 30, 2018 and 2017:

	2018	2017
Six months ended November 30:
Numerator -
Net income attributable to common stockholders	$730,281	$363,371
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	648,748	627,500
Diluted shares	29,009,949	28,988,701
Income per share -
Basic and Diluted	$0.03	$0.01
Three months ended November 30:
Numerator -
Net income (loss) attributable to common stockholders	$128,893	$(11,337)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	657,061	-
Diluted shares	29,018,262	28,361,201
Income (Loss) per share -
Basic and Diluted	$0.00	$(0.00)

Note 3.	Inventory

Inventory consists of the following:

	November 30, 2018	May 31, 2018
Raw materials	$2,126,355	$864,339
Finished goods	3,261,651	2,224,928
Total inventory	$5,388,006	$3,089,267

Note 4.	Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	November 30, 2018	May 31, 2018
Production machinery and equipment	$41,752,448	$35,270,326
Plant buildings and land	6,193,194	5,739,491
Leasehold improvements	833,860	534,637
Furniture and fixtures	540,937	396,882
	49,320,439	41,941,336

Less: Accumulated depreciation and amortization	(18,719,431)	(16,587,460)

Net Property, Plant and Equipment	$30,601,008	$25,353,876

Production machinery and equipment includes equipment capitalized pursuant to a capital lease in the amount of $9,924,908. The equipment is being amortized using the straight-line method over 3.5 years for pallet molds and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $3,435,276 that had not been placed into service as of November 30, 2018. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,954,485 at November 30, 2018.

Depreciation expense, including amortization expense related to assets under capital leases, for the six months ended November 30, 2018 and 2017 was $2,131,971 and $1,547,936, respectively.

Note 5.	Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $715,000 for each of the six months ended November 30, 2018 and 2017.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $24,000 for each of fiscal year 2019 and 2018. At November 30, 2018, future minimum payments under the non-cancelable operating lease are $48,000 for fiscal years 2019, 2020 and 2021 and $4,000 for fiscal year 2022

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the six months ended November 30, 2018 and 2017 totaled $42,349 and $45,467, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $167,400 and $256,819 for the six months ended November 30, 2018 and 2017, respectively. The account receivable due from Green at November 30, 2018 was $93,960.

Note 6.	Debt

Debt as of November 30, 2018 and May 31, 2018 is as follows:

	November 30, 2018	May 31, 2018
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,597,384	$3,945,443

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,506,584	1,613,445

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	2,031,956	2,314,935

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,000,000	843,200

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	3,357,465	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, due January 31, 2020	3,000,000	1,879,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	954,403	1,099,447

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $26,215, due April 30, 2023	2,554,987	2,652,428

Note payable to Robert Rosene, 7.5% interest, due January 15, 2020	4,467,330	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, 5% interest, due February 28, 2019, monthly principal and interest payments of $20,629	61,374	181,850

Other	244,986	252,493
Total debt	22,776,469	19,251,596
Debt issue costs, net of amortization	(44,842)	(91,370)
Total debt, net of debt issue costs	22,731,627	19,160,226
Less: Current portion	(2,841,016)	(2,324,046)
Long-term debt	$19,890,611	$16,836,180

The prime rate of interest as of November 30, 2018 was 5.25%. Effective December 20, 2018, the prime rate of interest increased to 5.5%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”), as amended, provides for certain term loans and a revolver loan.

Effective August 10, 2018, the Borrowers and IBC entered into the Sixth Amendment to the IBC Loan Agreement providing (i) an advancing Term Loan F of $3,600,000 with a maturity date of February 8, 2021 for the procurement of production equipment and (ii) an extension of the maturity date of Term Loan A to April 30, 2023.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning January 31, 2016 (currently $77,166 per month), (ii) Term Loan C over a seven-year period beginning November 30, 2017 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning August 4, 2020 (currently $57,469 per month). Term Loan E and Term Loan F require monthly interest payments through December 10, 2018 and January 28, 2019, respectively, after which monthly payments of principal and interest are required in an amount sufficient to amortize the loans over a four-year and a five-year period, respectively. The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement provides a revolving loan in an aggregate principal amount of up to $4,000,000 ($3,000,000 at November 30, 2018) (the “Revolving Loan”). The Loan Agreement was amended December 28, 2018 increasing the principal amount under the Revolving Loan to $4,000,000 of which the amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 4.75% and matures January 31, 2020. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

As of November 30, 2018, Greystone was not in compliance with the debt service coverage ratio of the IBC Loan Agreement. IBC has issued a waiver with respect to this event of noncompliance.

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

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2020. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at November 30, 2018 was $4,467,330.

Note Payable between Greystone and Yorktown Management Financial Services, LLC (“Yorktown”)

On February 29, 2016, Greystone entered into an unsecured note payable to Yorktown in the amount of $688,296 in connection with the acquisition of equipment from Yorktown. The note payable bears interest at the rate of 5% and is payable over six years with monthly principal and interest payments of $20,629.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2018 are $2,841,016, $13,829,912, $2,435,257, $1,583,489 and $2,086,795.

Note7.	Capital Leases

Capital leases as of November 30, 2018 and May 31, 2018:

	November 30, 2018	May 31, 2018
Non-cancellable capital leases with a private company, interest rates of 7.4% and 5.0%, maturing August 1, 2023, February 24, 2023 and August 7, 2019	$4,893,448	$3,893,814
Less: Current portion	(1,646,872)	(2,160,807)
Non-cancellable capital leases, net of current portion	$3,246,576	$1,733,007

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $9.9 million. The first agreement, dated August 7, 2016, was a three-year lease agreement for two injection molding machines and pallet molds, interest rate of 5.0% and maturity date of August 7, 2019 (“Agreement A”). The remaining two agreements, dated February 24, 2018 and August 2, 2018, were five-year lease agreements for two additional injection molding machines and one pallet mold, interest rate of 7.4% and maturity dates of February 23, 2023 and August 1, 2023, (“Agreement B”). The lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease terms. Lease payments are made on a per invoice basis at rates of (i) $6.25 per pallet produced on the equipment leased pursuant to Agreement A and sold to the private company estimated at $180,000 per month and (ii) $3.32 per pallet produced on the equipment leased pursuant to Agreement B and sold to the private company estimated at $96,000 per month. Both Agreements A & B provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

The production equipment under the non-cancelable capital leases has a gross carrying amount of $9,924,907 at November 30, 2018. Amortization of the carrying amount of approximately $449,000 and $266,000 was included in depreciation expense for the six months ended November 30, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable capital leases as of November 30, 2018, are approximately:

Twelve months ended November 30, 2019	$1,918,000
Twelve months ended November 30, 2020	1,135,000
Twelve months ended November 30, 2021	1,135,000
Twelve months ended November 30, 2022	1,049,000
Twelve months ended November 30, 2023	318,000
Total lease payments	5,555,000
Imputed interest	661,552
Present value of minimum lease payments	$4,893,448

Note 8.	Deferred Revenue

Deferred revenue as of November 30, 2018 and May 31, 2018 represent advance payments from a customer to purchase plastic pallets with shipments expected to be complete by December 30, 2018. Greystone recognizes revenue as plastic pallets are shipped to the customer. Recognized revenue totaled $3,381,345 during the six months ended November 30, 2018.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $296,000 and $474,000 in fiscal years 2019 and 2018, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to Greystone’s three largest customers, which are end-users, totaled approximately 84% and 73% of sales in fiscal years 2019 and 2018, respectively. Sales to distributors totaled approximately 14% and 23% of sales in fiscal years 2019 and 2018, respectively. Combined sales to Greystone’s three largest customers and distributors totaled approximately 98% and 96% of sales in fiscal years 2019 and 2018, respectively. The third large customer was a new addition during the last quarter of fiscal year 2018 and had approximately 11% of sales in fiscal year 2019.

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

Greystone derived approximately 84% and 73% of its total sales from three customers in fiscal years 2019 and 2018, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $814,764 and $1,215,431 in fiscal years 2019 and 2018, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2018, Greystone is indebted to Mr. Rosene in the amount of $4,467,330 for a note payable due January 15, 2020. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

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

At November 30, 2018, Greystone had commitments totaling $2,241,000 toward the purchase of production equipment.

Note 14.	Reclassifications

Certain amounts in the Consolidated Statement of Cash Flows for the six months ended November 30, 2017 have been restated to conform to classifications utilized in the six months ended November 30, 2018.

Note 15.	Subsequent Event

Effective December 31, 2018, Greystone executed a sale and leaseback agreement with Yorktown with respect to certain equipment which Greystone acquired during fiscal year 2019 for a total of $968,168. The lease provides for rent of $27,913 for thirty-six months and $7,694 for the following twelve months with an option to purchase at the end of the lease.

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

References to fiscal year 2019 refer to the six months and three months ended November 30, 2018. References to fiscal year 2018 refer to the six months and three months ended November 30, 2017.

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

Personnel

Greystone had approximately 185 and 167 full-time employees as of November 30, 2018 and 2017, respectively.

Six Months Ended November 30, 2018 Compared to Six Months Ended November 30, 2017

Sales

Sales for fiscal year 2019 were $32,939,240 compared to $20,009,177 in fiscal year 2018 for an increase of $12,930,063. The increase in pallet sales in fiscal year 2019 over 2018 was primarily due to sales growth with a pallet leasing company, one of Greystone’s major customers.

Greystone has three major customers who accounted for approximately 84% and 73% of sales in fiscal years 2019 and 2018, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ need which may vary by period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2019 was $28,801,518, or 87% of sales, compared to $16,976,241, or 85% of sales, in fiscal year 2018. The significant increase in sales volume that Greystone has experienced during the past two years has had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2018 to 2019. Start-up costs to accommodate the growth was a factor. Further, certain products are more labor intensive which affects the relationship of cost of sales to sales.

In addition, Greystone’s ability to process unrefined recycled plastic resin has been limited due to the fact that the need for refined plastic resin for production of pallets has exceeded Greystone’s current capacity. Machinery to provide additional capacity was anticipated on being installed during the period ended November 30, 2018, but has since been delayed to February 2019. Additionally, machinery to automate certain production lines which will improve working conditions for production labor as well as reduce labor costs is expected to be installed in February 2019.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,792,741 in fiscal year 2019 compared to $1,452,416 in fiscal year 2018 for an increase of $340,325, or approximately 23%. The increase in fiscal year 2019 over fiscal year 2018 results principally from increased costs related to administrative personnel.

Other Income (Expenses)

Other income was $5,290 and $12,069 in fiscal years 2019 and 2018, respectively. The source of other income is the sale of scrap material.

Interest expense was $848,318 and $658,736 in fiscal years 2019 and 2018 for an increase of $189,582. The increase in interest expense in fiscal year 2019 over fiscal year 2018 is principally due to an increase in debt and a 1.00% increase in the prime rate of interest from November 30, 2017 to November 30, 2018.

Provision for Income Taxes

The provision for income taxes was $440,100 and $259,500 in fiscal years 2019 and 2018, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,061,853 in fiscal year 2019 compared to $674,353 in fiscal year 2018 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for fiscal year 2019 was $730,281, or $0.03 per share, compared to $363,371, or $0.01 per share, in fiscal year 2018 primarily for the reasons discussed above.

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Sales

Sales for fiscal year 2019 were $14,733,130 compared to $9,722,102 in fiscal year 2018 for an increase of $5,011,028. The increase in pallet sales in fiscal year 2019 over 2018 was primarily due to the sales growth with the pallet leasing company.

Sales to Greystone’s three largest customers accounted for approximately 85% and 73% of sales in fiscal years 2019 and 2018, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2019 was $13,041,366, or 89% of sales, compared to $8,588,065, or 88% of sales, in fiscal year 2018. The significant increase in sales volume that Greystone has experienced during the past two years has had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2018 to 2019. Start-up costs to accommodate the growth was a factor. Further, certain products are more labor intensive which affects the relationship of cost of sales to sales.

In addition, Greystone’s ability to process unrefined recycled plastic resin has been limited due to the fact that the need for refined plastic resin for production of pallets has exceeded Greystone’s current capacity. Machinery to provide additional capacity was anticipated on being installed during the period ended November 30, 2018, but has since been delayed to February 2019. Additionally, machinery to automate certain production lines which will improve working conditions for production labor as well as reduce labor costs is expected to be installed in February 2019.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $853,650 in fiscal year 2019 compared to $621,013 in fiscal year 2018 for an increase of $232,637 or 37%. The increase in fiscal year 2019 over fiscal year 2018 results principally from increased costs related to administrative personnel.

Other Income (Expenses)

Other income was $3,021 and $3,806 in fiscal years 2019 and 2018, respectively.

Interest expense was $435,690 in fiscal year 2019 compared to $334,059 in fiscal year 2018 for an increase of $101,631. The increase in interest expense in fiscal year 2019 over 2018 is due principally to increases in the prime rate of interest, 5.25% at November 30, 2018 compared to 4.25% at November 30, 2017 and increases in amount of debt and capital leases.

Provision for Income Taxes

The provision for income taxes was $108,500 and $38,700 in fiscal years 2019 and 2018, respectively. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $296,945 in fiscal year 2019 compared to net income of $144,071 in fiscal year 2018 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2019 was $128,893, or $0.00 per share, compared a net loss to common stockholders of $(11,337), or $(0.00) per share, in fiscal year 2018 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2018 is as follows:

Cash provided by operating activities	$3,516,435

Cash used in investing activities	$(5,308,802)

Cash provided by financing activities	$1,986,229

The contractual obligations of Greystone for long-term debt and capital lease obligations are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt and capital leases	$27,669,917	$4,487,888	$18,208,752	$4,973,277	$-0-

Greystone had a working capital deficit of $(3,387,501) at November 30, 2018. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2018, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Effective August 10, 2018 and December 28, 2018, Greystone and IBC entered into the amendments to the IBC Loan Agreement dated January 31, 2014 which provided for new funding in the form of an advancing loan in the amount of $3,600,000 to purchase production equipment of which $3,357,465 had been advanced at November 30, 2018 and increasing the line of credit under the revolving loan to $4,000,000, respectively. During fiscal year 2019, production equipment valued at approximately $2.3 million was acquired through a leasing arrangement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2018, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2018.

During the six months ended November 30, 2018, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Seventh Amendment dated December 28, 2018 to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce. (submitted herewith)

10.2	Promissory note payable (Revolving Line of Credit) dated December 28, 2018 by Greystone Logistics, Inc. and Greystone Manufacturing, LLC. (submitted herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2018 and May 31, 2018, (ii) the Consolidated Statements of Income (Operations) for the six months and three months ended November 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended November 30, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 14, 2019	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 14, 2019	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

10.1	Seventh Amendment dated December 28, 2018 to the Loan Agreement dated January 31, 2014 among Greystone Logistics, Inc., Greystone Manufacturing, LLC and International Bank of Commerce. (submitted herewith)

10.2	Promissory note payable (Revolving Line of Credit) dated December 28, 2018 by Greystone Logistics, Inc. and Greystone Manufacturing, LLC. (submitted herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2018 and May 31, 2018, (ii) the Consolidated Statements of Income (Operations) for the six months and three months ended November 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended November 30, 2018 and 2017, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

