Form 10-Q
period 2019-02-28
GREYSTONE LOGISTICS, INC.
filed 2019-04-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 10, 2019 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2019	May 31, 2018
Assets
Current Assets:
Cash	$1,094,895	$379,632
Accounts receivable -
Trade	4,242,272	4,951,148
Related party	26,698	60,045
Inventory	5,151,417	3,089,267
Prepaid expenses	239,548	215,617
Total Current Assets	10,754,830	8,695,709
Property, Plant and Equipment, net	32,811,038	25,353,876

Total Assets	$43,565,868	$34,049,585

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,961,095	$2,324,046
Current portion of capital leases	1,948,191	2,160,807
Accounts payable and accrued liabilities	6,315,163	4,651,695
Deferred revenue	2,652,507	3,404,334
Accrued liabilities - related party	-	55,104
Preferred dividends payable	108,219	-
Total Current Liabilities	13,985,175	12,595,986
Long-Term Debt, net of current portion	19,854,056	16,836,180
Capital Leases, net of current portion	5,531,906	1,733,007
Deferred Tax Liability	977,265	490,965
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(51,695,914)	(52,485,313)
Total Greystone Stockholders’ Equity	2,097,691	1,308,292
Non-controlling interest	1,119,775	1,085,155
Total Equity	3,217,466	2,393,447

Total Liabilities and Equity	$43,565,868	$34,049,585

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Nine Months Ended February 28,
	2019	2018

Sales	$50,163,707	$32,073,828

Cost of Sales	44,257,438	27,325,588

Gross Profit	5,906,269	4,748,240

General, Selling and Administrative Expenses	2,752,029	2,177,164

Operating Income	3,154,240	2,571,076

Other Income (Expense):
Other income	7,728	5,867
Interest expense	(1,348,285)	(997,944)

Income before Income Taxes	1,813,683	1,578,999
Provision for Income Taxes	520,400	899,100
Net Income	1,293,283	679,899

Income Attributable to Non-controlling Interest	(187,620)	(185,520)

Preferred Dividends	(316,264)	(283,562)

Net Income Attributable to Common Stockholders	$789,399	$210,817

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,009,415	28,992,153

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,
	2019	2018

Sales	$17,224,467	$12,064,651

Cost of Sales	15,455,920	10,349,347

Gross Profit	1,768,547	1,715,304

General, Selling and Administrative Expenses	959,288	724,748

Operating Income	809,259	990,556

Other Income (Expense):
Other income (expense)	2,438	(6,202)
Interest expense	(499,967)	(339,208)

Income before Income Taxes	311,730	645,146
Provision for Income Taxes	80,300	639,600
Net Income	231,430	5,546

Income Attributable to Non-controlling Interest	(64,093)	(62,552)

Preferred Dividends	(108,219)	(95,548)

Net Income (Loss) Attributable to Common Stockholders	$59,118	$(152,554)

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.00	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,012,048	28,361,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 28,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,293,283	$679,899
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,334,730	2,578,842
Deferred tax expense	486,300	882,100
Loss on sale of asset	-	7,932
Decrease in trade accounts receivable	708,876	2,486,180
Decrease in related party receivables	33,347	18,498
Increase in inventory	(2,062,150)	(2,501,222)
Decrease (increase) in prepaid expenses	(23,931)	30,470
Increase (decrease) in accounts payable and accrued liabilities	1,943,133	(2,778,406)
Increase (decrease) in deferred revenue	(751,827)	4,595,034
Net cash provided by operating activities	4,961,761	5,999,327

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,380,490)	(3,768,337)
Proceeds from sale of equipment	968,168	3,000
Net cash used in investing activities	(5,412,322)	(3,765,337)

Cash Flows from Financing Activities:
Proceeds from long-term debt	3,756,800	2,320,200
Principal payments on long-term debt and capitalized leases	(3,567,629)	(4,371,488)
Proceeds from revolving loan	4,321,000	240,000
Principal payments on revolving loan	(2,750,000)	-
Principal payments on related party note payable and capital lease	(233,302)	(172,999)
Dividends paid on preferred stock	(208,045)	(313,288)
Distributions paid by non-controlling interest	(153,000)	(181,400)
Net cash provided by (used in) financing activities	1,165,824	(2,478,975)

Net Increase (Decrease) in Cash	715,263	(244,985)
Cash, beginning of period	379,632	579,021

Cash, end of period	$1,094,895	$334,036

Non-cash Activities:
Acquisition of equipment by capital lease	$4,667,380	$1,998,500
Capital expenditures in accounts payable	$38,445	$-
Revolver loan converted to term loan	$-	$2,500,000
Preferred dividend accrual	$108,219	$-
Supplemental information:
Interest paid	$1,394,789	$993,994
Taxes paid	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2019, the results of its operations for the nine months and three months ended February 28, 2019 and 2018, and its cash flows for the nine months ended February 28, 2019 and 2018. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2018 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine months and three months ended February 28, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect are as follows:

	2019	2018
Nine months ended February 28:
Preferred stock convertible into common stock	3,333,333	3,333,333

Total	3,333,333	3,333,333

Three months ended February 28:
Options to purchase common stock	-	200,000
Warrants to purchase common stock	-	500,000
Preferred stock convertible into common stock	3,333,333	3,333,333
Total	3,333,333	4,033,333

The following tables set forth the computation of basic and diluted earnings per share for the nine months and three months ended February 28, 2019 and 2018:

	2019	2018
Nine months ended February 28:
Numerator -
Net income attributable to common stockholders	$789,399	$210,817
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	648,214	630,952
Diluted shares	29,009,415	28,992,153
Income per share -
Basic and Diluted	$0.03	$0.01
Three months ended February 28:
Numerator -
Net income (loss) attributable to common stockholders	$59,118	$(152,554)
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	650,847	-
Diluted shares	29,012,048	28,361,201
Income (Loss) per share -
Basic and Diluted	$0.00	$(0.01)

Note 3.	Inventory

Inventory consists of the following:

	February 28, 2019	May 31, 2018
Raw materials	$2,006,573	$864,339
Finished goods	3,144,844	2,224,928
Total inventory	$5,151,417	$3,089,267

Note 4.	Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	February 28, 2019	May 31, 2018
Production machinery and equipment	$44,895,520	$35,270,326
Plant buildings and land	6,271,202	5,739,491
Leasehold improvements	924,641	534,637
Furniture and fixtures	563,074	396,882
	52,654,437	41,941,336

Less: Accumulated depreciation and amortization	(19,843,399)	(16,587,460)

Net Property, Plant and Equipment	$32,811,038	$25,353,876

Production machinery and equipment includes equipment capitalized pursuant to capital leases in the amount of $13,227,122. The equipment is being amortized using the straight-line method over 3.5 years for pallet molds and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $1,390,839 that had not been placed into service as of February 28, 2019. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,925,517 at February 28, 2019.

Depreciation expense, including amortization expense related to assets under capital leases, for the nine months ended February 28, 2019 and 2018 was $3,255,939 and $2,476,050, respectively.

Note 5.	Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $22,500 for use of Yorktown’s grinding equipment and $5,000 for the use of Yorktown’s pelletizing equipment for which GSM paid Yorktown rental fees of $1,100,000 and $1,072,500 for each of the nine months ended February 28, 2019 and 2018 respectively.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $36,000 for each of fiscal year 2019 and 2018. At February 28, 2019, future minimum payments under the non-cancelable operating lease for the remaining three years are $48,000, $48,000 and $44,000.

Effective December 28, 2018, Yorktown purchased certain production equipment from Greystone at net book value of $968,168 and entered into a four-year lease agreement with Greystone at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the following twelve months. The lease agreement provides for a bargain purchase option of $10,000 at the end of the lease.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the nine months ended February 28, 2019 and 2018 totaled $42,349 and $123,072, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $167,400 and $330,144 for the nine months ended February 28, 2019 and 2018, respectively. The account receivable due from Green at February 28, 2019 was $19,440.

Note 6.	Debt

Debt as of February 28, 2019 and May 31, 2018 is as follows:

	February 28, 2019	May 31, 2018
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,417,791	$3,945,443

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,453,103	1,613,445

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,889,391	2,314,935

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	982,106	843,200

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	3,545,514	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, due January 31, 2021	3,450,000	1,879,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	878,088	1,099,447

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $26,215, due April 30, 2023	2,510,295	2,652,428

Note payable to Robert Rosene, 7.5% interest, due January 15, 2021	4,467,330	4,469,355

Note payable to Yorktown Management & Financial Services, LLC, paid in full in February 2019	-	181,850

Other	234,112	252,493
Total debt	22,827,730	19,251,596
Debt issue costs, net of amortization	(12,579)	(91,370)
Total debt, net of debt issue costs	22,815,151	19,160,226
Less: Current portion	(2,961,095)	(2,324,046)
Long-term debt	$19,854,056	$16,836,180

The prime rate of interest as of February 28, 2019 was 5.5%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

Effective August 10, 2018, the Borrowers and IBC entered into the seventh Amendment to the IBC Loan Agreement providing (i) an advancing Term Loan F of $3,600,000 with a maturity date of February 8, 2021 for the procurement of production equipment and (ii) an extension of the maturity date of Term Loan A to April 30, 2023.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning January 31, 2016 (currently $77,548 per month), (ii) Term Loan C over a seven-year period beginning February 28, 2018 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning August 4, 2020 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060) and (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $68,849). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The Loan Agreement was amended December 28, 2018 increasing the principal amount under the Revolving Loan to $4,000,000 of which the amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, but can in no event exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 4.75% and matures January 31, 2021. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

The IBC Loan Agreement, among other things, requires a quarterly affirmation that the Borrowers have maintained a debt service coverage ratio of 1:25 to 1:00. As of February 28, 2019, Greystone was not in compliance with this debt service coverage ratio. IBC has issued a waiver with respect to this event of noncompliance.

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

Loan Agreement between GRE and IBC

On August 10, 2018, GRE and IBC entered into an amended agreement to extend the maturity of the note to April 30, 2023 and increase the interest rate to 5.5%. The note is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest. Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2021. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at February 28, 2019 was $4,467,330.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 28, 2019 are $2,961,095, $12,049,591, $3,070,785, $2,157,675 and $2,588,584.

Note 7.	Capital Leases

Capital leases as of February 28, 2019 and May 31, 2018:

	February 28, 2019	May 31, 2018
Non-cancellable capital leases	$7,480,097	$3,893,814
Less: Current portion	(1,948,191)	(2,160,807)
Non-cancellable capital leases, net of current portion	$5,531,906	$1,733,007

Greystone and an unrelated private company entered into four lease agreements for certain production equipment with a total cost of approximately $12.2 million. The first agreement, dated August 7, 2016, was a three-year lease agreement for two injection molding machines and pallet molds, capitalized interest rate of 5.0% and maturity date of August 7, 2019 (“Agreement A”). The remaining three agreements, effective February 24, 2018, August 2, 2018 and December 21, 2018, were five-year lease agreements for three additional injection molding machines and one pallet mold, capitalized interest rate of 7.4% and maturity dates of February 23, 2023, August 1, 2023 and December 20, 2023, respectively, (“Agreement B”). The lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease terms. Lease payments are made on a per invoice basis at rates of (i) $6.25 per pallet produced on the equipment leased pursuant to Agreement A and sold to the private company estimated at $180,000 per month and (ii) $3.32 per pallet produced on the equipment leased pursuant to Agreement B and sold to the private company estimated at an aggregate rent of $144,000 per month. Both Agreements A & B provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Effective December 31, 2018, Yorktown purchased certain production equipment from Greystone at net book value of $968,168 and entered into a lease agreement with Greystone for the equipment with a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the following twelve months and maturing December 27, 2023. The lease agreement has a $10,000 bargain purchase option at the end of the lease.

The production equipment under the non-cancelable capital leases has a gross carrying amount of $13,227,122 at February 28, 2019. Amortization of the carrying amount of approximately $776,000 and $402,000 was included in depreciation expense for the nine months ended February 28, 2019 and 2018, respectively.

Future minimum lease payments under non-cancelable capital leases as of February 28, 2019, are approximately:

Twelve months ended February 29, 2020	$2,435,000
Twelve months ended February 28, 2021	2,063,000
Twelve months ended February 28, 2022	2,023,000
Twelve months ended February 28, 2023	2,165,000
Total lease payments	8,686,000
Imputed interest	1,205,903
Present value of minimum lease payments	$7,480,097

Note 8.   Deferred Revenue

Deferred revenue as of February 28, 2019 and May 31, 2018 represents advance payments from a customer to purchase plastic pallets with shipments expected to be complete by January 3, 2020. Greystone recognizes revenue as plastic pallets are shipped to the customer. Recognized revenue totaled $4,252,500 during the nine months ended February 28, 2019.

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

The amount of revenue recognized reflects the consideration to which Greystone expects to be entitled to receive in exchange for its products. The following steps are applied in determining the amount and timing of revenue recognition:

1.	Identification of a contract with a customer is a sales arrangement involving a purchase order issued by the customer stating each party’s rights regarding the plastic pallets to be transferred. Payment terms vary by customer from net 30 days to 90 days. Discounts on sales arrangements are generally not provided. Credit worthiness is determined by Greystone based on payment experience and financial information available on the customer.
2.	Identification of performance obligations in the sales arrangement which is predominantly the promise to transfer plastic pallets to Greystone’s customer.
3.	Determination of the transaction price which is specified in the purchase order based on product pricing negotiated between Greystone and the customer.
4.	Allocation of the transaction price to performance obligations.
5.	Recognition of revenue which predominantly occurs upon completion of the performance obligation and transfer of control. Transfer of control generally occurs at the point of shipment which is Greystone’s manufacturing and warehouse locations.

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $408,499 and $527,750 in fiscal years 2019 and 2018, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28, 2019 and 2018, respectively, were as follows:

Category	2019	2018
Major customers (end users)	85%	76%
Distributors	14%	22%
Total	99%	98%

Note 10. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported on the balance sheets approximate fair value.

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 85% and 76% of its total sales from three customers in fiscal years 2019 and 2018, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $1,249,653 and $1,200,335 in fiscal years 2019 and 2018, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 28, 2019, Greystone is indebted to Mr. Rosene in the amount of $4,467,330 for a note payable due January 15, 2021. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

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

Note 13. Commitments

At February 28, 2019, Greystone had commitments totaling $945,000 toward the purchase of production equipment.

Note 14. Reclassifications

Certain amounts in the Consolidated Statement of Cash Flows for the nine months ended February 28, 2018 have been reclassified to conform to classifications utilized in the nine months ended February 28, 2019.

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

References to fiscal year 2019 refer to the nine months and three months ended February 28, 2019. References to fiscal year 2018 refer to the nine months and three months ended February 28, 2018.

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

Personnel

Greystone had approximately 220 and 197 full-time employees as of February 28, 2019 and 2018, respectively.

Nine Months Ended February 28, 2019 Compared to Nine Months Ended February 28, 2018

Sales

Sales for fiscal year 2019 were $50,163,707 compared to $32,073,828 in fiscal year 2018 for an increase of $18,089,879. The increase in pallet sales in fiscal year 2019 over 2018 was primarily due to sales growth with a pallet leasing company, one of Greystone’s major customers.

Greystone has three major customers who accounted for approximately 85% and 76% of sales in fiscal years 2019 and 2018, respectively. Pallet sales to Greystone’s major customers are generally based on the customers’ needs which may vary from period to period. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2019 was $44,257,438, or 88% of sales, compared to $27,325,588, or 85% of sales, in fiscal year 2018. The significant increase in sales volume that Greystone has experienced during the past two years has had a direct effect on production and material costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2018 to 2019. Factors affecting the ratio of cost of sales to sales include: start-up costs to accommodate the growth; certain newer products are more labor intensive; and Greystone’s requirement for refined plastic resin has exceeded its capacity for grinding and pelletizing material resulting in purchases of ground and pelletized material at a higher cost than in-house processed material.

Machinery to provide additional capacity for grinding and pelletizing plastic resin was anticipated on being installed during the third quarter of FY2019, but has since been delayed to April 2019. Additionally, machinery to automate certain production lines which will improve working conditions for production labor as well as reduce labor costs is expected to be installed by May 31, 2019.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $2,752,029, or 5% of sales, in fiscal year 2019 compared to $2,177,164, or 7% of sales, in fiscal year 2018 for an increase of $574,865, or approximately 26%. The increase in fiscal year 2019 over fiscal year 2018 results principally from increased costs related to administrative personnel.

Other Income (Expenses)

Other income was $7,728 and $5,867 in fiscal years 2019 and 2018, respectively. The source of other income is the sale of scrap material.

Interest expense was $1,348,285 and $997,944 in fiscal years 2019 and 2018 for an increase of $350,341. The increase in interest expense in fiscal year 2019 over fiscal year 2018 is principally due to an increase in debt and capitalized leases and a 1.00% increase in the prime rate of interest from February 28, 2018 to February 28, 2019.

Provision for Income Taxes

The provision for income taxes was $520,400 and $889,100 in fiscal years 2019 and 2018, respectively. A change in federal corporate tax rates enacted in December 2017 resulted in an adjustment to the provision for income taxes in fiscal year 2018. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income of the entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,293,283 in fiscal year 2019 compared to $679,899 in fiscal year 2018 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for fiscal year 2019 was $789,399, or $0.03 per share, compared to $210,817, or $0.01 per share, in fiscal year 2018 primarily for the reasons discussed above.

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Sales

Sales for fiscal year 2019 were $17,224,467 compared to $12,064,651 in fiscal year 2018 for an increase of $5,159,816. The increase in pallet sales in fiscal year 2019 over 2018 was primarily due to the sales growth with the pallet leasing company and sales to the latest addition of a major customer.

Sales to Greystone’s three largest customers accounted for approximately 86% and 80% of sales in fiscal years 2019 and 2018, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2019 was $15,455,920, or 90% of sales, compared to $10,349,347, or 86% of sales, in fiscal year 2018. The significant increase in sales volume that Greystone has experienced during the past two years has had a direct effect on production costs resulting in the increase in the ratio of cost of sales to sales from fiscal year 2018 to 2019. Factors affecting the ratio of cost of sales to sales include: start-up costs to accommodate the growth; certain newer products are more labor intensive; and Greystone’s requirement for refined plastic resin has exceeded its capacity for grinding and pelletizing material resulting in purchases of ground and pelletized material at a higher cost than in-house processed material.

Machinery to provide additional capacity for grinding and pelletizing plastic resin was anticipated on being installed during the third quarter of FY2019, but has since been delayed to about April 2019. Additionally, machinery to automate certain production lines which will improve working conditions for production labor as well as reduce labor costs is expected to be installed by May 31, 2019.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $959,288, or 6% of sales, in fiscal year 2019 compared to $724,748, or 6% of sales, in fiscal year 2018 for an increase of $234,540 or 32%. The increase in fiscal year 2019 over fiscal year 2018 results principally from increased costs related to administrative personnel.

Other Income (Expenses)

Other income was $2,438 in fiscal years 2019 compared to a loss of $(6,202) in fiscal year 2018.

Interest expense was $499,967 in fiscal year 2019 compared to $339,208 in fiscal year 2018 for an increase of $160,759. The increase in interest expense in fiscal year 2019 over 2018 is due principally to increases in the prime rate of interest, 5.5% at February 28, 2019 compared to 4.5% at February 28, 2018 and increases in amount of debt and capital leases.

Provision for Income Taxes

The provision for income taxes was $80,300 and $639,600 in fiscal years 2019 and 2018, respectively. A change in federal corporate tax rates enacted in December 2017 resulted in an adjustment to the provision for income taxes in fiscal year 2018. The provision for income taxes does not include the income from the variable interest entity as the entity is not included in the income tax returns of Greystone and the taxable income from this entity is passed-through to the respective owners.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $231,430 in fiscal year 2019 compared to $5,546 in fiscal year 2018 primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2019 was $59,118, or $0.00 per share, compared a net loss to common stockholders of $(152,554), or $(0.01) per share, in fiscal year 2018 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2019 is as follows:

Cash provided by operating activities	$4,961,761

Cash used in investing activities	$(5,412,322)

Cash provided by financing activities	$1,165,824

The contractual obligations of Greystone for long-term debt and capital lease obligations are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt and capital leases	$30,307,827	$4,909,286	$18,610,958	$6,787,583	$-0-

Greystone had a working capital deficit of $(3,230,345) at February 28, 2019. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2019, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Effective August 10, 2018 and December 28, 2018, Greystone and IBC entered into the amendments to the IBC Loan Agreement dated January 31, 2014 which provided for new funding in the form of an advancing loan in the amount of $3,600,000 to purchase production equipment and increasing the line of credit under the revolving loan to $4,000,000, respectively. Additionally, during fiscal year 2019, production equipment valued at approximately $4.7 million was acquired through a capital leasing arrangement.

Substantially all of the financing that Greystone has received through the last few fiscal years resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone and, formerly, from loans provided by certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2018, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 28, 2019.

During the nine months ended February 28, 2019, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2019 and May 31, 2018, (ii) the Consolidated Statements of Income (Operations) for the nine months and three months ended February 28, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2019 and 2018, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 15, 2019	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 15, 2019	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2019 and May 31, 2018, (ii) the Consolidated Statements of Income (Operations) for the nine months and three months ended February 28, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2019 and 2018, and (iv) the Notes to the Consolidated Financial Statements (submitted herewith).

