Form 10-K
period 2019-05-31
GREYSTONE LOGISTICS, INC.
filed 2019-08-29
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $10,043,000 ($0.634 per share).

As of August 16, 2019, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Effective March 18, 2005, the Company caused its newly formed, wholly owned subsidiary, Greystone Logistics, Inc., an Oklahoma corporation, to be merged with and into the Company. In connection with such merger and as of the effective time of the merger, the Company amended its certificate of incorporation by changing its name from PalWeb Corporation to Greystone Logistics, Inc., pursuant to the terms of the certificate of ownership and merger filed by Greystone with the Secretary of State of Oklahoma.

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2019, Greystone had an aggregate in-house production capacity of approximately 180,000 pallets per month.

Greystone’s product line as of May 31, 2019 consists of the following:

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

Other Business

Greystone processes recycled plastic into pellet form which is used in the manufacturing process of plastic pallets. The pelletized plastic may be sold dependent on Greystone’s ability to produce excess capacity. Greystone may also provide tolling services whereby it grinds and/or pelletizes a customer’s plastic material for a fee.

Currently, all of the material that is ground or pelletized is used in-house to satisfy Greystone’s pallet production needs. Accordingly, Greystone has curtailed the sale of pelletized plastic and tolling services to third-party customers pending future changes with respect to internal requirements or an increase in grinding and pelletizing capacity.

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

Types of Pallets

The most common size pallet is the 48” x 40” 4-way pallet or otherwise referred to as the GMA (Grocery Manufacturer Association) pallet or sometimes known in the industry as the “GMA Pallet,” “The GMA Pallet,” “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA acts as a commodity in the pallet industry, as price is often determined by availability. As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are sent to a landfill or used as wood compost.

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

Employees

As of May 31, 2019, Greystone had 245 full-time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were 114 production personnel as of May 31, 2019.

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

Greystone derives a substantial portion of its revenue from three customers. These customers accounted for approximately 86% and 78% of total sales in fiscal years 2019 and 2018, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

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

Government Regulation

Although Greystone recycles approximately 41,000 tons of post-consumer plastic per year which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases two primary buildings for a total of 120,000 square feet of manufacturing and warehouse space. These two buildings located on approximately 3 acres of land in Bettendorf, Iowa are leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Warren F. Kruger, Greystone’s President, CEO and a director, and Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

In addition, Greystone owns three buildings located within a 30 mile radius of its primary facility for an additional 95,000 square feet of warehouse space. These buildings are currently used for warehousing inventory and grinding operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2017	0.45	0.29
Nov. 30, 2017	0.50	0.40
Feb. 28, 2018	0.58	0.42
May 31, 2018	0.47	0.37
Aug. 31, 2018	0.61	0.38
Nov. 30, 2018	0.76	0.46
Feb. 28, 2019	0.65	0.45
May 31, 2019	0.60	0.52

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately July 13, 2019, Greystone had approximately 226 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $316,263 and $414,110 in fiscal years 2019 and 2018, respectively.

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

Greystone’s current operations of manufacturing plastic pallets commenced in 1996. Greystone incurred losses from operations from such time through fiscal year 2007. The results of Greystone’s operations for the fiscal years after fiscal year 2007 showed an operating profit and positive cash flows from operations with the exception of fiscal year 2011 for which Greystone incurred a loss but had positive operating income and positive cash flows from operations. There is no assurance that Greystone will maintain a positive operating profit or otherwise obtain funds to finance capital and debt service requirements.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. Three customers currently account for approximately 86% of its total sales in fiscal year 2019 (78% in fiscal year 2018). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.14% of Greystone’s outstanding common stock and have approximately 50.02% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

As of May 31, 2019, Greystone had 245 full-time employees. Temporary personnel from a personnel service entity are utilized as needed. There were 114 temporary personnel as of May 31, 2019. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 180,000 plastic pallets per month, or 2,160,000 per year. Production levels generally vary proportionately with sales orders or restrictions to maintain quality of pallets.

Year Ended May 31, 2019 Compared to Year Ended May 31, 2018

Sales

Sales were $71,077,116 for fiscal year 2019 compared to $48,609,075 for fiscal year 2018 for an increase of $22,468,041 or 46%. The increase in pallet sales from fiscal year 2018 to 2019 is principally due to increased sales to a customer whose business is leasing plastic pallets. Greystone has three major customers who account for approximately 86% of total sales in fiscal year 2019 compared to 78% in fiscal year 2018.

Cost of Sales

Cost of sales was $62,837,214 (88% of sales) and $41,570,319 (86% of sales) in fiscal years 2019 and 2018, respectively. The ratio of cost of sales to sales have been affected for the past two years primarily from labor intensiveness, machine production declines necessary to maintain specifications on certain pallets, declines in production rates awaiting replacement parts and repair and maintenance costs. Greystone has been striving to reduce the ratio of cost of sales to sales, thereby improving the gross profit margins, by implementing automation, installation of software to better regulate and distribute raw materials into the pallet molds and improving the timing and scheduling for maintenance of machinery. These changes were initiated during fiscal year 2019 but implementation will occur throughout fiscal year 2020. Unfortunately, extensions of time to finalize the design of robotic equipment, delays in installation of production equipment primarily due to the vast amount of expansion at Greystone and delays in equipment being delivered by vendors have all been factors toward completion.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expense was $3,922,284, or 5.5% of sales, for fiscal year 2019 compared to $3,034,027, or 6.2% of sales, for fiscal year 2018 for an increase of $888,257 or approximately 29%. The increase in SGA is primarily salary expense and is attributable to Greystone’s growth in sales and related pallet production. Greystone anticipates maintaining SGA expenses within the framework of about 6% of sales.

Interest Expense

Interest expense was $1,836,294 in fiscal year 2019 compared to $1,373,392 in fiscal year 2018 for an increase of $462,902. This increase is primarily attributable to an increase in debt during fiscal year 2019 related to the acquisition of production equipment to achieve the increased sales and increases in the prime rate of interest from 4.75% at May 31, 2018 to 5.50% at May 31, 2019. On August 1, 2019, the prime rate of interest declined to 5.25%.

Provision for Income Taxes

The provision for income taxes was $435,677 in fiscal year 2019 compared to $772,380 in fiscal year 2018. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes, charges which have no tax benefit and changes in the valuation allowance.

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

During fiscal year 2019, Greystone conducted a reassessment of its net operating losses (NOL) and corrected an error which resulted in an increase in the amount of NOL deductions which were available at May 31, 2019. Additionally, the correction to the NOLs was accompanied by an offsetting increase in the valuation allowance based on management’s estimate of Greystone’s ability to utilize the NOLs. As a result, this correction had no impact on Greystone’s results from operations or financial position. Until the NOLs are fully realized for income tax purposes, management will continue to evaluate the extent that a valuation allowance is needed. Factors that management will consider, among others, are continued diversity in Greystone’s customer base and stability in its profit margins.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $2,057,207 in fiscal year 2019 compared to $1,871,101 in fiscal year 2018 for an increase of $186,106 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $1,376,636, or $0.05 per share, in fiscal year 2019 compared to $1,239,678, or $0.04 per share, in fiscal year 2018 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2019 were as follows:

Cash provided by operating activities	$6,821,690
Cash used in investing activities	$(6,048,494)
Cash provided by financing activities	$102,580

Contractual obligations of Greystone as of May 31, 2019 were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$22,697,464	$3,030,630	$16,239,385	$3,427,449	$-
Capital leases	$7,846,891	$1,966,428	$3,831,756	$2,048,707	$-
Operating leases	$75,090	$18,390	$36,780	$19,920	$-
Purchases	$835,085	$835,085	$-	$-	$-

Greystone had a working capital deficit of $(2,894,499) at May 31, 2019.

During fiscal year 2019, Greystone incurred new debt of approximately $4.6 million principally for the acquisition of an injection molding machine, pallet molds and material processing equipment. Additionally, Greystone entered into two new capital leases in the amount of approximately $4.7 million to acquire two injection molding machines. The equipment acquired by both the new debt and the capital leases was to increase pallet production and Greystone’s capacity to process raw material. Future minimum lease payments on the new capital leases for injection molding machines are based on sales of pallets produced by the equipment and projected to be approximately $164,000 per month.

Greystone’s principal long-term debt obligations include a $4,000,000 revolving line of credit and several term notes with International Bank of Commerce with various maturities and a note payable to Mr. Rosene maturing on January 15, 2021. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2019, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As described below, substantially all of the financing that Greystone has received through May 31, 2019, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accrued dividends to its preferred stockholders during fiscal years 2019 and 2018 of $316,263 and $414,110, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2019 and 2018.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a five-year lease agreement at a rental rate of $4,000 per month.

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

Sale and leaseback transaction. Effective December 28, 2018, Greystone and Yorktown entered into an agreement whereby Greystone sold certain newly acquired equipment to Yorktown at net book value, $968,168 and leased the equipment from Yorktown under a four-year agreement at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the remaining twelve months. The lease agreement provides for a bargain purchase option of $10,000 at the end of the lease term on December 27, 2023.

Loans from International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”), as amended. The IBC Loan Agreement provides for a revolving loan in an aggregate principal amount of up to $4,000,000 and several term loans primarily to fund acquisition of production equipment, as discussed in Note 4, Long-term Debt, to the consolidated financial statements. These loans are supported by a $6,500,000 guarantee by Warren Kruger, Greystone’s President and CEO, and Robert Rosene, a Greystone board member.

Capital Leases

Effective May 10, 2016, Greystone and a private pallet leasing company (“Lessor”) entered into a Master Lease Agreement, with a bargain purchase option, for injection molding machines to increase production of pallets for the Lessor. There have been five machines leased under the Master Lease Agreement of which two were purchased by Greystone in fiscal year 2019 by exercising the purchase option. Generally, lease payments are based on sales to the Lessor of pallets produced from each machine.

Transactions with Robert B. Rosene, Jr.

Loan. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2021. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2019. This conclusion is based on an evaluation conducted under the supervision and participation of Greystone’s CEO and CFO along with Greystone’s management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarded required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Greystone’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Greystone’s management, including Greystone’s CEO and CFO, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2020
Larry J. LeBarre	Director	2020
Robert B. Rosene, Jr.	Director	2020
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 63 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 63, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 65, is President of Patriot Auto Group, L.L.C., which owns four auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 78, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2019, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2019, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2019 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2019, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	Total

Warren F. Kruger,	2019	$267,692	$102,708	$-	$-	$370,400
President and Chief	2018	$240,000	$8,000	$-	$-	$248,000
Executive Officer	2017	$240,000	$62,000	$-	$-	$302,000

William W. Rahhal,	2019	$141,538	$103,752	$-	$-	$245,290
Chief Financial Officer	2018	$130,000	$8,000	$-	$-	$138,000
	2017	$130,000	$32,000	$-	$-	$162,000

The following table provides information with respect to named executive officers concerning outstanding equity awards as of May 31, 2019:

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $7,500 per meeting attended. In fiscal years 2019 and 2018, $30,000 was paid to each of Messrs. Kruger, Rosene and LeBarre.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2019, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2019:

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

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2019, Greystone had 28,361,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2019, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power

Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,512,521	(5)	34.72%	25,000	50.00%	10,262,521	32.38%

William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	5,135,717	(7)	16.96%	25,000	50.00%	4,885,717	15.42%

Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	397,093	(8)	1.40%	-0-	-0-	397,093	1.25%

William Pritchard 2113 East 59th Place Tulsa, OK 74119	1,791,132	(9)	6.32%	-0-	-0-	1,7911,132	5.65%

All Directors & Officers as a Group (4 persons)	16,353,214	(10)	50.80%	50,000	100.00%	15,853,214	50.02%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,694,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,576,855 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 397,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	The total includes: (i) 1,747,029 shares of common stock beneficially owned directly by Mr. Pritchard (ii) 9,000 shares of common stock that Mr. Pritchard holds as custodian for a minor child and (iii) 35,103 shares held of record by Maritch Services, Inc.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard. The total includes: (i) 12,519,882 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

General

For information regarding loans from or to Warren Kruger, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

For information regarding an advance from Robert Rosene, see “Transactions with Robert B. Rosene, Jr.” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

For information regarding the loan from IBC and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from International Bank of Commerce (“IBC”) in Item 7 of this Form 10-K.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone purchases certain pallets produced by TriEnda for resale. During fiscal year 2019 and 2018, Greystone purchases from TriEnda totaled $42,349 and $68,302, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $225,600 and $421,965 in fiscal years 2019 and 2018, respectively. At May 31, 2019, the amount that Green owed to Greystone was $38,760.

Other Transactions

Greystone leases two buildings located in Bettendorf, Iowa, from which it conducts its manufacturing operations, from Greystone Real Estate, L.L.C., a variable interest entity which is owned by Robert B. Rosene, Jr., a member of Greystone’s board of director, and Warren Kruger, Greystone’s President and CEO and a member of Greystone’s Board of Directors. Rental payments are $42,381 per month for both buildings.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2019 and May 31, 2018:

	Fiscal 2019 Fees	Fiscal 2018 Fees

Fee Category
Audit Fees(1)	$160,000	$168,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$160,000	$168,000

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2019 and May 31, 2018, respectively.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended May 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 29, 2019	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2019	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2019	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 29, 2019	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 29, 2019	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2019 and 2018, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma

August 29, 2019

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2019	2018
Assets
Current Assets:
Cash	$1,255,408	$379,632
Accounts receivable -
Trade	6,320,875	4,951,148
Related parties	50,320	60,045
Inventory	2,620,991	3,089,267
Prepaid expenses	239,146	215,617
Total Current Assets	10,486,740	8,695,709

Property, Plant and Equipment, net	32,499,678	25,353,876
Total Assets	$42,986,418	$34,049,585

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,030,630	$2,324,046
Current portion of capital leases	1,516,629	2,160,807
Accounts payable and accrued expenses	6,520,721	4,651,695
Deferred revenue	2,201,067	3,404,334
Accrued expenses - related parties	-	55,104
Preferred dividends payable	112,192	-
Total Current Liabilities	13,381,239	12,595,986

Long-Term Debt, net of current portion	19,629,148	16,836,180
Capital Leases, net of current portion	5,238,190	1,733,007
Deferred Tax Liability	926,642	490,965

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(51,108,677)	(52,485,313)
Total Greystone Stockholders’ Equity	2,684,928	1,308,292
Non-controlling interest	1,126,271	1,085,155
Total Equity	3,811,199	2,393,447

Total Liabilities and Equity	$42,986,418	$34,049,585

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2019	2018

Sales	$71,077,116	$48,609,075

Cost of Sales	62,837,214	41,570,319

Gross Profit	8,239,902	7,038,756

Selling, General and Administrative Expenses	3,922,284	3,034,027

Operating Income	4,317,618	4,004,729

Other Income (Expense):
Other income	11,560	12,144
Interest expense	(1,836,294)	(1,373,392)

Income before Income Taxes	2,492,884	2,643,481
Provision for Income Taxes	435,677	772,380
Net Income	2,057,207	1,871,101

Income Attributable to Non-controlling Interest	(252,116)	(247,039)

Preferred Dividends	(428,455)	(384,384)

Net Income Attributable to Common Stockholders	$1,376,636	$1,239,678

Income Per Share of Common Stock -
Basic and Diluted	$0.05	$0.04

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,009,415	28,993,110

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2017	50,000	$5	28,361,201	$2,836	$53,790,764	$(53,724,991)	$68,614	$1,071,516	$1,140,130

Cash distributions	-	-	-	-	-	-	-	(233,400)	(233,400)

Preferred dividends	-	-	-	-	-	(384,384)	(384,384)	-	(384,384)

Net income	-	-	-	-	-	1,624,062	1,624,062	247,039	1,871,101

Balances, May 31, 2018	50,000	5	28,361,201	2,836	53,790,764	(52,485,313)	1,308,292	1,085,155	2,393,447

Cash distributions	-	-	-	-	-	-	-	(211,000)	(211,000)

Preferred dividends	-	-	-	-	-	(428,455)	(428,455)	-	(428,455)

Net income	-	-	-	-	-	1,805,091	1,805,091	252,116	2,057,207

Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,057,207	$1,871,101
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,533,757	3,686,121
Change in deferred taxes	435,677	772,380
Loss on sale of equipment	-	7,932
Decrease (increase) in trade accounts receivable	(1,369,727)	1,208,997
Decrease in related party receivable	9,725	13,533
Decrease (increase) in inventory	468,276	(1,501,715)
Increase in prepaid expenses	(23,529)	(79,222)
Increase (decrease) in accounts payable and accrued expenses	1,913,571	(1,321,375)
Increase (decrease) in deferred revenue	(1,203,267)	3,404,334
Net cash provided by operating activities	6,821,690	8,062,086

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,016,662)	(6,710,210)
Proceeds from sale of equipment	968,168	3,000
Net cash used in investing activities	(6,048,494)	(6,707,210)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,636,800	2,638,200
Proceeds from revolving loan	4,956,000	2,119,000
Payments on long-term debt and capitalized leases	(4,951,433)	(5,431,836)
Payments on related party note payable and capital lease	(340,042)	(232,119)
Payments on revolving loan	(3,630,000)	-
Payments for debt issuance costs	(41,482)	-
Dividends paid on preferred stock	(316,263)	(414,110)
Distributions paid by non-controlling interest	(211,000)	(233,400)
Net cash provided by (used in) financing activities	102,580	(1,554,265)

Net Increase (Decrease) in Cash	875,776	(199,389)
Cash, beginning of year	379,632	579,021

Cash, end of year	$1,255,408	$379,632

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2019 and 2018

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”), through its two wholly-owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacturing and marketing of plastic pallets and pelletized recycled plastic resin.

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

Based on periodic reviews of outstanding accounts receivable, Greystone writes off balances deemed to be uncollectible against the allowance for doubtful accounts. There was no allowance for doubtful accounts at May 31, 2019 and 2018 as the accounts receivable are considered fully collectible.

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

Stock Options

The grant-date fair value of stock options and other equity-based compensation issued to employees is amortized on the straight-line basis over the vesting period of the award as compensation cost. The fair value of new option grants is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility, dividend yields and expected holding periods.

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

Greystone’s Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal years 2019 and 2018 as the effect would have been antidilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year (beginning June 1, 2019 for Greystone). Management has reviewed Greystone’s leases and determined that the implementation of ASU 2016-02 will not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which replaces the current loss impairment methodology for financial assets in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date of this ASU is for fiscal years beginning after December 15, 2019. For Greystone, this ASU applies to its accounts receivable. Because credit losses for Greystone’s accounts receivable have been minimal in the prior years, management believes that the implementation of ASU 2016-13 will not have a material impact on the consolidated financial statements.

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2019	2018
Raw materials	$1,295,991	$864,339
Finished pallets	1,325,000	2,224,928

Total Inventory	$2,620,991	$3,089,267

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2019	2018
Production machinery and equipment	$45,645,910	$35,270,326
Plant buildings and land	6,336,855	5,739,491
Leasehold improvements	979,890	534,637
Furniture and fixtures	563,074	396,882
	53,525,729	41,941,336

Less: Accumulated depreciation	(21,026,051)	(16,587,460)

Net Property, Plant and Equipment	$32,499,678	$25,353,876

Property, plant and equipment includes items which had not been placed into service as of May 31, 2019, as follows:

Production machinery and equipment	$3,635,683
Plant buildings	$597,364
Leasehold improvements	$121,544

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and had a net book value of $2,896,549 at May 31, 2019.

Depreciation expense for the years ended May 31, 2019 and 2018, was $4,438,591 and $3,549,065, respectively.

Note 4. LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

	2019	2018
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,234,947	$3,945,443

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,399,490	1,613,445

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,744,235	2,314,935

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	927,199	843,200

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	3,398,247	-

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	876,934	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.50%, due January 31, 2021	3,205,000	1,879,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payments of $27,688, due April 30, 2023	2,461,116	2,652,428

Note payable to Robert Rosene, 7.5% interest, due January 15, 2021	4,426,631	4,469,355

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021	800,488	1,099,447

Note payable to Yorktown Management & Financial Services, LLC, 5.0% interest, due February 28, 2019, monthly principal and interest payments of $20,629	-	181,850

Other	223,177	252,493
Face value of long-term debt	22,697,464	19,251,596
Less: Debt issuance costs, net of amortization	(37,686)	(91,370)
	22,659,778	19,160,226
Less: Current portion of long-term debt	(3,030,630)	(2,324,046)
Long-term debt	$19,629,148	$16,836,180

The prime rate of interest as of May 31, 2019 was 5.50%. Effective August 1, 2019, the prime rate of interest decreased to 5.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $95,166 and $137,056 for the years ended May 31, 2019 and 2018, respectively.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement, as amended, provides for certain term loans and a revolver loan.

During the years ended May 31, 2019 and 2018, Greystone and IBC entered into certain amendments to the IBC Loan Agreement providing for the following new loans:

Date	Term Loan	Amount	Maturity	Purpose
August 4, 2017	C	$1,795,000	August 4, 2020	Acquisition of Equipment
January 10, 2018	D	$2,500,000	January 10, 2022	Convert Revolver to Term
January 10, 2018	E	$1,000,000	January 10, 2022	Acquisition of Equipment
August 8, 2018	F	$3,600,000	February 8, 2021	Acquisition of Equipment
April 30, 2019	G	$880,000	April 30, 2024	Acquisition of Real Estate

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $77,548 per month), (ii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month), (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $68,808 per month) and (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,466 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but in no event can exceed $4,000,000. The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2021. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

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

As of May 31, 2019, Greystone was not in compliance to maintain the debt service coverage ratio required by the IBC Loan Agreement. IBC issued a waiver, dated August 26, 2019, to Greystone for failure to maintain the debt service coverage ratio at May 31, 2019.

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

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement, as amended, providing for a mortgage loan to GRE of $3,412,500. The loan provides for a 5.5% interest rate and a maturity of April 30, 2023 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable with Mr. Rosene was restated (the “Restated Note”) whereby accrued interest of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2018, subsequently amended to January 15, 2021. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Note Payable between Greystone and First Bank

In connection with the acquisition of certain equipment from Yorktown Management & Financial Services, LLC (“Yorktown”) effective February 1, 2017, Greystone assumed a note payable in the amount of $1,469,713 between Yorktown and First Bank. The note bears interest at the prime rate of interest plus 1.45% but not less than 4.95% (6.95% at May 31, 2019). The First Bank note is secured by certain production equipment.

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2019 are $3,030,630, $13,868,421, $2,370,964, $2,713,978 and $713,471.

Note 5. CAPITAL LEASES

Capital leases consist of the following as of May 31:

	2019	2018
Non-cancelable capital leases	$6,754,819	$3,893,814
Less: Current portion of capital leases	(1,516,629)	(2,160,807)
Non-cancelable capital leases, net of current portion	$5,238,190	$1,733,007

Greystone and an unrelated private company entered into three five-year lease agreements which have an effective interest rate of 7.4%. The leased equipment was placed into production during February 2018, August 2018 and December 2018, at a total cost of approximately $6.9 million. The lease agreements include bargain purchase options to acquire the production equipment at the end of the leases’ term. The leased equipment is used to manufacture pallets to sell to the private company. Rental payments are made as a credit on every sales invoice of pallets produced on the respective leased equipment at the rate of $3.32 per pallet. The aggregate monthly rental is estimated to be approximately $45,000 per machine. The agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Yorktown and Greystone entered into a sale and leaseback agreement effective December 28, 2018, whereby Yorktown purchased certain production equipment from Greystone at its net book value of $968,168 and entered into a four-year lease agreement with Greystone at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the remaining twelve months. The lease agreement provides for a purchase option of $10,000 at the end of the lease on December 27, 2023.

In May 2019, Greystone exercised options to purchase certain production equipment pursuant to lease agreements originating in August 2016 between Greystone and the private company. This equipment with a gross carrying value of $5,365,889 is excluded from the following table at May 31, 2019.

The production equipment under the non-cancelable capital leases at May 31, 2019 and 2018 is as follows:

	2019	2018
Production equipment under capital leases	$7,861,233	$7,591,574
Less: Accumulated amortization	(614,909)	(974,811)
Production equipment under capital leases, net	$7,246,324	$6,616,763

Amortization of the carrying amount of the assets was $1,093,760 and $594,578 for the years ended May 31, 2019 and 2018, respectively. The amortization was included in depreciation expense.

Future minimum lease payments under non-cancelable capital leases as of May 31, 2019, are approximately:

Year ended May 31, 2020	$1,966,428
Year ended May 31, 2021	1,966,428
Year ended May 31, 2022	1,865,328
Year ended May 31, 2023	1,443,654
Year ended May 31, 2024	605,053
Total lease payments	7,846,891
Less: Imputed interest	1,092,072
Present value of minimum lease payments	$6,754,819

Note 6. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled $540,969 and $408,499 in fiscal years 2019 and 2018, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2019 and 2018, respectively, were as follows:

Category	2019	2018
Major customers (end users)	86%	78%
Distributors	14%	22%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Customer advances totaled $3,161,118 and $4,595,034 in fiscal years 2019 and 2018, respectively. The unrecognized balance of deferred revenue at May 31, 2019 and 2018, was $2,201,067 and $3,404,334, respectively. The Company recognized $3,404,334 into revenue during the year ended May 31, 2019, related to customer advances which were recorded at May 31, 2018.

Note 7. RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, Chairman

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material for manufacturing pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2019 and 2018.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a five-year lease at a monthly rental of $4,000 per month. Total rent expense was $48,000 each in fiscal years 2019 and 2018. At May 31, 2019, future minimum payments under the non-cancelable operating lease are $48,000 for fiscal years 2020 and 2021 and $28,000 for fiscal year 2022.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Brown Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Mr. Kruger’s net interest through KBH is not a majority ownership interest in TriEnda. Greystone purchases certain pallet designs produced by TriEnda for resale. During fiscal year 2019 and 2018, Greystone purchases from TriEnda totaled $42,349 and $68,302, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $225,600 and $421,965 in fiscal years 2019 and 2018, respectively. At May 31, 2019, Green owed $38,760 to Greystone.

Note 8. FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax asset:
Net operating loss carryforward	$4,807,616	$2,015,616
Accrued expenses	88,298	101,320
Other	33,528	27,432
Total deferred tax asset	4,929,442	2,144,368
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(2,877,573)	(2,635,333)
Valuation allowance	(2,978,511)	-
Net deferred tax liability	$(926,642)	$(490,965)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $2,978,511 has been recorded as of May 31, 2019. There was no valuation allowance as of May 31, 2018.

The net change in deferred taxes for the year ended May 31, 2019 and 2018 is as follows:

	2019	2018
Valuation allowance	$(2,978,511)	$-
Net operating loss carryforward	2,792,000	(87,308)
Depreciation and amortization, tax reporting in excess of financial	(242,240)	(664,475)
Allowance for doubtful accounts	-	(8,788)
Accrued expenses	(13,022)	(11,701)
Other	6,096	(108)
Net change	$(435,677)	$(772,380)

The provision for income taxes at May 31, 2019 and 2018 consists of the following:

	2019	2018
Current income tax – Federal and State	$-	$-
Deferred income tax provision	435,677	772,380
Provision for income taxes	$435,677	$772,380

Greystone’s provision for income taxes for the years ended May 31, 2019 and 2018 differs from the federal statutory rate as follows:

	2019	2018
Tax provision using statutory rates	21%	21%
State income taxes	9	9
Federal tax rate change adjustment	-	(2)
Change in valuation allowance	(11)	-
Expiring net operating losses	-	3
VIE income passed to members	(2)	(2)
Tax provision per financial statements	17%	29%

During fiscal year 2019, Greystone conducted a reassessment of its net operating losses (NOL) and corrected an error which resulted in an increase in the amount of NOL deductions which were available. Additionally, the correction to the NOLs was accompanied by an offsetting increase in the valuation allowance based on management’s estimate of Greystone’s ability to utilize the NOLs. As a result, this correction had no impact on Greystone’s results from operations or financial position.

At May 31, 2019, Greystone had NOL deductions for Federal income tax purposes from inception through May 31, 2005 of $11,953,302, expiring in fiscal years 2022 through fiscal year 2025 of which approximately $4,200,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $437,000 per year and is available to carryforward.

At May 31, 2019, management conducted an evaluation of its valuation allowance which resulted in a reduction to the previously established allowance of approximately $233,000.

A summary of Federal net operating losses (NOL) for Federal income tax purposes at May 31, 2019 is as follows:

	NOL Carryforward	Year Expiring
Year ended May 31, 2002	$1,950,345	2022
Year ended May 31, 2003	4,154,960	2023
Year ended May 31, 2004	1,632,774	2024
Year ended May 31, 2005	5,620,289	2025
Year ended May 31, 2006	2,622,921	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	321,625	2035
Year ended May 31, 2016	1,060,747	2036

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act). The Act changes existing U.S. tax law and included numerous provisions that will affect Greystone’s business, including income tax accounting, disclosure and tax compliance. Greystone revalued all deferred tax assets and liabilities as of the date of the Act. The result of this revaluation was an increase in deferred taxes during fiscal year 2018 in the amount of $57,039 and a like decrease in the provision for income taxes.

Note 9. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (8.75% at May 31, 2019) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.

Warrants to Purchase Common Stock

Effective September 1, 2016, Greystone’s Board of Directors authorized the issuance of warrants to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, as compensation for providing guarantees on Greystone’s debt with IBC. The warrants are vested and expire January 10, 2027.

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. There was no option activity during the two years ended May 31, 2019. Outstanding options are as follows:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding May 31, 2017	200,000	$0.12
Total outstanding May 31, 2018	200,000	$0.12
Exercisable as of May 31, 2018	200,000	$0.12
Total outstanding May 31, 2019	200,000	$0.12	3.0
Exercisable as of May 31, 2019	200,000	$0.12	3.0	$88,000
Non-vested as of May 31, 2019	-0-

Note 11. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2019 and 2018, the carrying amounts reported in the balance sheet approximate fair value for the variable and fixed rate loans.

Note 12. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2019 and 2018:

	2019	2018
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$4,667,380	$2,225,685
Revolver loan converted to term loan	$-	$2,500,000
Acquisition of equipment in accounts payable	$273,565	$373,214
Preferred dividend accrual	$112,192	$-

Supplemental information:
Interest paid	$1,786,882	$1,210,308

Note 13. CONCENTRATIONS

For the fiscal years 2019 and 2018, Greystone had three customers that accounted for approximately 86% and 78% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from one of Greystone’s major customers which were approximately $1,587,000 and $1,616,000 in fiscal years 2019 and 2018, respectively.

Note 14. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE, is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors. GRE was created solely to own and lease buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $2,896,549 and $3,012,421 at May 31, 2019 and 2018, respectively, serve as collateral for GRE’s debt and Greystone’s debt under the Loan Agreement between Greystone and International Bank of Commerce. The debt had a carrying value of $2,461,116 and $2,652,428 at May 31, 2019 and 2018, respectively.

Note 15. COMMITMENTS

At May 31, 2019, Greystone had outstanding commitments totaling $835,085 for the acquisition of equipment.

Note 16. SUBSEQUENT EVENT

On July 1, 2019, Greystone and IBC entered into the Tenth Amendment to the IBC Loan Agreement dated January 31, 2014 (the “Tenth Amendment”) whereby IBC made an additional term loan to Borrowers in the original principal amount of $672,000 (“Term Loan H”). Term Loan H has an interest rate of the prime rate of interest plus 0.5% but not less than 5.25% and a maturity date of January 1, 2022. The proceeds from Term Loan H will be used to acquire new production equipment.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended May 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.