Form 10-Q
period 2019-08-31
GREYSTONE LOGISTICS, INC.
filed 2019-10-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 10, 2019 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2019	May 31, 2019
Assets
Current Assets:
Cash	$1,129,352	$1,255,408
Accounts receivable -
Trade	4,847,352	6,320,875
Related parties	65,074	50,320
Inventory	4,055,518	2,620,991
Prepaid expenses	25,736	239,146
Total Current Assets	10,123,032	10,486,740
Property, Plant and Equipment, net	32,602,455	32,680,472

Total Assets	$42,725,487	$43,167,212

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,385,019	$3,030,630
Current portion of financing leases	1,952,140	1,516,629
Current portion of operating leases	71,222	58,236
Accounts payable and accrued liabilities	6,247,460	6,520,721
Deferred revenue	2,201,067	2,201,067
Preferred dividends payable	112,363	112,192
Total Current Liabilities	13,969,271	13,439,475
Long-Term Debt, net of current portion	18,830,293	19,629,148
Financing Leases, net of current portion	4,383,502	5,238,190
Operating Leases, net of current portion	164,844	122,558
Deferred Tax Liability	1,111,642	926,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(50,666,427)	(51,108,677)
Total Greystone Stockholders’ Equity	3,127,178	2,684,928
Non-controlling interest	1,138,757	1,126,271
Total Equity	4,265,935	3,811,199
Total Liabilities and Equity	$42,725,487	$43,167,212

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended August 31,
	2019	2018

Sales	$18,664,509	$18,206,110

Cost of Sales	16,303,734	15,760,152

Gross Profit	2,360,775	2,445,958

General, Selling and Administrative Expenses	1,077,598	939,091

Operating Income	1,283,177	1,506,867

Other Income (Expense):
Other income	2,033	2,269
Interest expense	(480,911)	(412,628)

Income before Income Taxes	804,299	1,096,508
Provision for Income Taxes	185,000	331,600
Net Income	619,299	764,908

Income Attributable to Non-controlling Interest	(64,686)	(60,575)

Preferred Dividends	(112,363)	(102,945)

Net Income Attributable to Common Stockholders	$442,250	$601,388

Income Per Share of Common Stock -
Basic and Diluted	$0.02	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,010,546	29,003,696

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199

Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($2.25 per share)	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)

Net income	-	-	-	-	-	554,613	554,613	64,686	619,299

Balances, August 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(50,666,427)	$3,127,178	$1,138,757	$4,265,935

Balances, May 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(52,485,313)	$1,308,292	$1,085,155	$2,393,447

Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)

Preferred dividends ($2.06 per share)	-	-	-	-	-	(102,945)	(102,945)	-	(102,945)

Net income	-	-	-	-	-	704,333	704,333	60,575	764,908

Balances, August 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,883,925)	$1,909,680	$1,094,730	$3,004,410

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended August 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$619,299	$764,908
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,305,258	1,085,267
Deferred tax expense	185,000	331,600
Decrease in trade accounts receivable	1,473,523	479,605
Increase in related party receivables	(14,754)	(40,542)
Decrease (increase) in inventory	(1,434,527)	19,715
Decrease in prepaid expenses	213,410	40,462
Increase (decrease) in accounts payable and accrued liabilities	(271,366)	2,543,462
Decrease in deferred revenue	-	(3,280,500)
Net cash provided by operating activities	2,075,843	1,943,977

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,172,574)	(1,477,449)

Cash Flows from Financing Activities:
Proceeds from long-term debt	672,000	1,856,800
Principal payments on long-term debt and financing leases	(1,161,478)	(1,101,336)
Proceeds from revolving loan	690,000	1,000,000
Principal payments on revolving loan	(972,000)	(1,300,000)
Principal payments on related party note payable and financing lease	(90,095)	(61,887)
Payments for debt issuance costs	(3,360)	-
Dividends paid on preferred stock	(112,192)	-
Distributions paid by non-controlling interest	(52,200)	(51,000)
Net cash provided by (used in) financing activities	(1,029,325)	342,577
Net Increase (Decrease) in Cash	(126,056)	809,105
Cash, beginning of period	1,255,408	379,632
Cash, end of period	$1,129,352	$1,188,737
Non-cash Activities:
Acquisition of equipment by capital lease	$-	$2,333,333
Capital expenditures in accounts payable	$271,670	$110,182
Preferred dividend accrual	$112,363	$102,945
Supplemental information:
Interest paid	$480,802	$396,786

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2019 and the results of its operations and cash flows for the three months ended August 31, 2019 and 2018. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2019 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the three months ended August 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect at August 31 are as follows:

	2019	2018

Preferred stock convertible into common stock	3,333,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2019 and 2018:

	2019	2018
Numerator -
Net income attributable to common stockholders	$442,250	$601,388
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	649,345	642,495
Diluted shares	29,010,546	29,003,696
Income per share -
Basic and Diluted	$0.02	$0.02

Note 3. Inventory

Inventory consists of the following:

	August 31, 2019	May 31, 2019
Raw materials	$2,165,268	$1,295,991
Finished goods	1,890,250	1,325,000
Total inventory	$4,055,518	$2,620,991

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2019	May 31, 2019
Production machinery and equipment	$46,527,139	$45,645,910
Plant buildings and land	6,403,855	6,336,855
Leasehold improvements	1,174,340	979,890
Furniture and fixtures	591,074	563,074
Right-to-use assets under operating leases	236,066	180,794
	54,932,474	53,706,523

Less: Accumulated depreciation and amortization	(22,330,019)	(21,026,051)

Net Property, Plant and Equipment	$32,602,455	$32,680,472

Production machinery and equipment includes right-to-use equipment capitalized pursuant to financing leases in the amount of $7,861,233 at August 31, 2019 and May 31, 2019. The financing leases all include an option to purchase which management anticipates exercising and, accordingly, the related equipment is being amortized over the estimated useful life using the straight-line method over 3.5 years for pallet molds and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $1,054,726 at August 31, 2019 which has not been placed into service. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,867,581 at August 31, 2019.

Depreciation expense, including amortization expense related to right-to-use assets under financing leases, for the three months ended August 31, 2019 and 2018 was $1,303,968 and $1,053,003, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $357,500 for the each of the three months ended August 31, 2019 and 2018.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $12,000 for each of the three months ended August 31, 2019 and 2018. At August 31, 2019, future minimum payments under the non-cancelable operating lease for the remaining three years are $48,000, $48,000, and $16,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the three months ended August 31, 2019 and 2018 totaled $-0- and $41,975, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $77,520 and $55,080 for the three months ended August 31, 2019 and 2018, respectively. The account receivable due from Green at August 31, 2019 was $58,140.

Note 6. Long-term Debt

Debt as of August 31, 2019 and May 31, 2019 is as follows:

	August 31, 2019	May 31, 2019
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$3,050,443	$3,234,947

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2020	1,344,763	1,399,490

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,597,827	1,744,235

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	871,953	927,199

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	3,241,884	3,398,247

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	867,903	876,934

Term loan H payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing January 1, 2022	627,746	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2021	2,923,000	3,205,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	721,581	800,488

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,412,412	2,461,116

Note payable to Robert Rosene, 7.5% interest, due January 15, 2021	4,383,429	4,426,631

Other	212,127	223,177
Total long-term debt	22,255,068	22,697,464
Debt issuance costs, net of amortization	(39,756)	(37,686)
Total debt, net of debt issuance costs	22,215,312	22,659,778
Less: Current portion of long-term debt	(3,385,019)	(3,030,630)
Long-term debt, net of current portion	$18,830,293	$19,629,148

The prime rate of interest as of August 31, 2019 was 5.25%. Effective September 18, 2019, the prime rate of interest decreased to 5.00%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

Effective July 1, 2019, the Borrowers and IBC entered into the Tenth Amendment to the IBC Loan Agreement providing for Term Loan H in the amount of $672,000 with a maturity date of January 1, 2022, for the procurement of production equipment.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $77,550 per month), (ii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $68,849 per month), (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,466 per month) and (vii) Term Loan H over 30 months beginning August 1, 2019 (currently $24,203 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2021. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

The IBC Loan Agreement, among other things, requires a quarterly affirmation that the Borrowers have maintained a debt service coverage ratio of 1:25 to 1:00. As of August 31, 2019, Greystone was not in compliance with this debt service coverage ratio. IBC has issued a waiver, dated August 26, 2019, with respect to this event of noncompliance.

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

Loan Agreement between GRE and IBC

On August 10, 2018, GRE and IBC entered into an amended agreement to extend the maturity of the note to April 30, 2023 and increase the interest rate to 5.5%. The note is secured by a mortgage on the two buildings in Bettendorf, Iowa, which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest.

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2021. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at August 31, 2019 was $4,383,429.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2019 are $3,385,019, $10,932,978, $3,570,812, $3,317,357 and $1,048,902.

Note 7. Leases

Effective June 1, 2019, Greystone adopted ASU 2016-02, Leases (Topic 842), utilizing the modified-retrospective transition approach. which is intended to improve financial reporting about leasing transactions. The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. We elected to use the transition option that allows us to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the year of adoption. Comparable periods reflect the new guidance under ASC 842. The adoption of ASC 842 did not result in any adjustments to retained earnings.

In accordance with ASC 842, Greystone has made accounting policy elections (1) to not apply the new standard to lessee arrangements with a term of twelve months or less and (2) to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. In addition, Greystone elected the practical expedients upon adoption which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. Depending on the terms, leases are classified as either operating or finance leases.

Financing Leases

Financing leases as of August 31, 2019 and May 31, 2019:

	August 31, 2019	May 31, 2019
Non-cancellable financing leases	$6,335,642	$6,754,819
Less: Current portion	(1,952,140)	(1,516,629)
Non-cancellable financing leases, net of current portion	$4,383,502	$5,238,190

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and a capitalized interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $168,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. Due to improvements in the production process, pallet production has increased since May 31, 2019 thereby resulting in an increase in the estimated aggregate future rental payments. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Effective December 28, 2018, Yorktown purchased certain production equipment from Greystone at net book value of $968,168 and entered into a lease agreement with Greystone for the equipment with a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the following twelve months and maturing December 27, 2022. The lease agreement has a $10,000 purchase option at the end of the lease.

The production equipment under the non-cancelable financing leases has a gross carrying amount of $7,861,233 at August 31, 2019. Amortization of the carrying amount of $208,157 and $208,245 was included in depreciation expense for the three months ended August 31, 2019 and 2018, respectively.

Operating Leases

Greystone recognize a lease liability for each lease based on the present value of remaining minimum fixed rental payments, using a discount rate that approximates the rate of interest for a collateralized loan over a similar term. A right-of-use asset, reported in property, plant and equipment on the consolidated balance sheets, is recognized for each lease, valued at the lease liability. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on the consolidated statement of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a sixty month term and a discount rate of 5.0%. The leases are single-term with constant monthly rental rates.

Lease Summary Information

For the periods ending August 31, 2019 and 2018:

	2019	2018
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$208,157	$208,245
Interest on lease liabilities	121,151	67,656
Operating lease expense	19,179	12,000
Short-term lease expense	368,611	342,819
Total	$717,098	$630,720

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$121,151	$67,656
Financing cash flows	$419,177	$608,094
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$19,179	$12,000
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$-	$2,333,333
Operating leases	$67,750	$-
Weighted-average remaining lease term (in years) -
Financing leases	3.2	3.2
Operating leases	3.4	3.3
Weighted-average discount rate -
Financing leases	7.5%	6.9%
Operating leases	5.2%	5.0%

Future minimum lease payments under non-cancelable leases as of August 31, 2019, are approximately:

	Financing Leases	Operating Leases
Twelve months ended August 31, 2020	$2,355,000	$81,881
Twelve months ended August 31, 2021	2,355,000	81,881
Twelve months ended August 31, 2022	1,889,000	49,881
Twelve months ended August 31, 2023	525,000	32,348
Twelve months ended August 31, 2024	-	12,910
Total future minimum lease payments	7,124,000	258,901
Present value discount	788,358	22,835
Present value of minimum lease payments	$6,335,642	$236,066

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Customer advances totaled $-0- and $3,280,500 during the three months ended August 31, 2019 and 2018, respectively. The unrecognized balance of deferred revenue at August 31, 2019 and May 31, 2019, was $2,201,067, respectively.

Note 9. Revenue and Revenue Recognition

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $105,000 and $170,000 in fiscal years 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2019 and 2018, respectively, were as follows:

Category	2019	2018
Major customers (end users)	87%	84%
Distributors	12%	14%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 87% and 84% of its total sales from three customers in fiscal years 2020 and 2019, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $561,657 and $392,272 in fiscal years 2020 and 2019, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2019, Greystone is indebted to Mr. Rosene in the amount of $4,383,429 for a note payable due January 15, 2021. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 12. Commitments

At August 31, 2019, Greystone had commitments totaling $2,484,278 toward the purchase of production equipment.

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

References to fiscal year 2020 refer to the three months ended August 31, 2019. References to fiscal year 2019 refer to the three months ended August 31, 2018.

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

Personnel

Greystone had approximately 237 and 211 full-time employees as of August 31, 2019 and 2018, respectively.

Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

Sales

Sales for fiscal year 2020 were $18,664,509 compared to $18,206,110 in fiscal year 2019 for an increase of $458,399. The increase in pallet sales in fiscal year 2020 over 2019 was primarily due to the sales growth with the pallet leasing company and sales to a new customer.

Sales to Greystone’s three largest customers accounted for approximately 87% and 84% of sales in fiscal years 2020 and 2019, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2020 was $16,303,734, or 87% of sales, compared to $15,760,152, or 87% of sales, in fiscal year 2019. Greystone has realized substantial improvements in pallet production as a result of installation on two machines of hardware and software to improve the flow of resin into molds. Based on the positive results, this product has been ordered to install on the remaining machines.

Other scheduled initiatives to facilitate improvements to the ratio of cost of sales to sales were unable to be completed during the quarter ended August 31, 2019, which included resolution of certain machine and mold issues, completion of additional capacity for grinding and pelletizing, and implementation of robotics on two production line. Greystone plans to complete these initiatives throughout fiscal year 2020.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,077,598, or 6% of sales, in fiscal year 2020 compared to $939,091, or 5% of sales, for an increase of $138,507 or 15%. The increase in fiscal year 2020 over fiscal year 2019 results principally from increased costs for administrative personnel.

Other Income (Expenses)

Other income was $2,033 in fiscal year 2020 compared to $2,269 in fiscal year 2019.

Interest expense was $480,911 in fiscal year 2020 compared to $412,628 in fiscal year 2019 for an increase of $68,283. The prime rate of interest was 5.50% during most of fiscal year 2020, until the rate decreased to 5.25% on August 1, 2019, compared to 5.00% at August 31, 2018.

Provision for Income Taxes

The provision for income taxes was $185,000 and $331,600 in fiscal years 2020 and 2019, respectively. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company of which Greystone has no equity ownership, is not taxed at the corporate level, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $619,299 in fiscal year 2020 compared to $764,908 in fiscal year 2019 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2020 was $442,250, or $0.02 per share, compared $601,388, or $0.02 per share, in fiscal year 2019 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2019 is as follows:

Cash provided by operating activities	$2,075,843

Cash used in investing activities	$(1,172,574)

Cash used in financing activities	$(1,029,325)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$22,255,068	$3,385,019	$14,503,790	$4,366,259	$-
Financing leases	$7,124,000	$2,355,000	$4,244,000	$525,000	$-
Operating leases	$258,901	$81,881	$131,762	$45,258	$-
Commitments	$2,484,278	$2,484,278	$-	$-	$-

Greystone had a working capital deficit of $(3,846,239) at August 31, 2019. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2019, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Effective July 1, 2019, Greystone and IBC entered into an amendment to the IBC Loan Agreement dated January 31, 2014 which provided for new funding in the amount of $672,000 to purchase production equipment.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2019, which was filed on August 29, 2019. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2019, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2019.

During the three months ended August 31, 2019, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2019 and May 31, 2019, (ii) the Consolidated Statements of Income for the three months ended August 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 15, 2019	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 15, 2019	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2019 and May 31, 2019, (ii) the Consolidated Statements of Income for the three months ended August 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

