Form 10-Q
period 2019-11-30
GREYSTONE LOGISTICS, INC.
filed 2020-01-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 10, 2020 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2019	May 31, 2019
Assets
Current Assets:
Cash	$1,580,845	$1,255,408
Accounts receivable -
Trade	4,391,278	6,320,875
Related parties	103,834	50,320
Inventory	3,692,991	2,620,991
Prepaid expenses	99,978	239,146
Total Current Assets	9,868,926	10,486,740
Property, Plant and Equipment, net	32,413,476	32,680,472

Total Assets	$42,282,402	$43,167,212

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,442,269	$3,030,630
Current portion of financing leases	2,111,028	1,516,629
Current portion of operating leases	72,144	58,236
Accounts payable and accrued liabilities	7,442,317	6,520,721
Deferred revenue	1,514,495	2,201,067
Preferred dividends payable	102,637	112,192
Total Current Liabilities	14,684,890	13,439,475
Long-Term Debt, net of current portion	17,905,736	19,629,148
Financing Leases, net of current portion	3,732,262	5,238,190
Operating Leases, net of current portion	146,489	122,558
Deferred Tax Liability	1,246,642	926,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(50,361,999)	(51,108,677)
Total Greystone Stockholders’ Equity	3,431,606	2,684,928
Non-controlling interest	1,134,777	1,126,271
Total Equity	4,566,383	3,811,199

Total Liabilities and Equity	$42,282,402	$43,167,212

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Six Months Ended November 30,
	2019	2018

Sales	$38,167,971	$32,939,240

Cost of Sales	33,656,973	28,801,518

Gross Profit	4,510,998	4,137,722

Selling, General and Administrative Expenses	2,190,228	1,792,741

Operating Income	2,320,770	2,344,981

Other Income (Expense):
Other income	4,913	5,290
Interest expense	(913,699)	(848,318)

Income before Income Taxes	1,411,984	1,501,953
Provision for Income Taxes	320,000	440,100
Net Income	1,091,984	1,061,853

Income Attributable to Non-controlling Interest	(130,306)	(123,527)

Preferred Dividends	(215,000)	(208,045)

Net Income Attributable to Common Stockholders	$746,678	$730,281

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.03
Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,005,432	29,009,949

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018
Sales	$19,503,462	$14,733,130

Cost of Sales	17,353,239	13,041,366

Gross Profit	2,150,223	1,691,764

Selling, General and Administrative Expenses	1,112,630	853,650

Operating Income	1,037,593	838,114

Other Income (Expense):
Other income	2,880	3,021
Interest expense	(432,788)	(435,690)
Income before Income Taxes	607,685	405,445
Provision for Income Taxes	135,000	108,500
Net Income	472,685	296,945

Income Attributable to Non-controlling Interest	(65,620)	(62,952)
Preferred Dividends	(102,637)	(105,100)

Net Income Attributable to Common Stockholders	$304,428	$128,893

Income Per Share of Common Stock -
Basic and Diluted	$0.01	$0.00
Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,001,160	29,018,262

The accompanying notes are an integral part of these consolidated financial

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2019 and 2018

(Unaudited)

							Total
					Additional		Greystone	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $2.25/share	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)
Net income	-	-	-	-	-	554,613	554,613	64,686	619,299
Balances, August 31, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,666,427)	3,127,178	1,138,757	4,265,935
Cash distributions	-	-	-	-	-	-	-	(69,600)	(69,600)
Preferred dividends, $2.05/share	-	-	-	-	-	(102,637)	(102,637)	-	(215,000)
Net income	-	-	-	-	-	407,065	407,065	65,620	472,685
Balances, November 30, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(50,361,999)	$3,431,606	$1,134,777	$4,566,383

Balances, May 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(52,485,313)	$1,308,292	$1,085,155	$2,393,447
Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)
Preferred dividends, $2.06/share	-	-	-	-	-	(102,945)	(102,945)	-	(102,945)
Net income	-	-	-	-	-	704,333	704,333	60,575	764,908
Balances, August 31, 2018	50,000	5	28,361,201	2,836	53,790,764	(51,883,925)	1,909,680	1,094,730	3,004,410
Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)
Preferred dividends, $2.10/share	-	-	-	-	-	(105,100)	(105,100)	-	(105,100)
Net income	-	-	-	-	-	233,993	233,993	62,952	296,945
Balances, November 30, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,755,032)	$2,038,573	$1,106,682	$3,145,255

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,091,984	$1,061,853
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,560,516	2,178,499
Deferred tax expense	320,000	440,100
Decrease in trade accounts receivable	1,929,597	2,591,083
Increase in related party receivables	(53,514)	(41,262)
Increase in inventory	(1,072,000)	(2,298,739)
Decrease in prepaid expenses	139,168	159,246
Increase in accounts payable and accrued liabilities	687,310	2,272,400
Decrease in deferred revenue	(686,572)	(2,846,745)
Net cash provided by operating activities	4,916,489	3,516,435

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,018,815)	(5,308,802)

Cash Flows from Financing Activities:
Proceeds from long-term debt	672,000	3,514,265
Principal payments on long-term debt and financing leases	(2,390,138)	(2,321,590)
Proceeds from revolving loan	690,000	2,421,000
Principal payments on revolving loan	(972,000)	(1,300,000)
Principal payments on related party note payable and financing lease	(222,384)	(122,501)
Payments for debt issuance costs	(3,360)	-
Dividends paid on preferred stock	(224,555)	(102,945)
Distributions paid by non-controlling interest	(121,800)	(102,000)
Net cash provided by (used in) financing activities	(2,572,237)	1,986,229
Net Increase in Cash	325,437	193,862
Cash, beginning of period	1,255,408	379,632
Cash, end of period	$1,580,845	$573,494
Non-cash Activities:
Acquisition of equipment by capital lease	$-	$2,333,333
Capital expenditures in accounts payable	$507,851	$110,182
Preferred dividend accrual	$102,637	$105,100
Supplemental information:
Interest paid	$913,992	$828,706

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2019 and the results of its operations and cash flows for the six months and three months ended November 30, 2019 and 2018. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2019 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the six months and three months ended November 30 are as follows:

	2019	2018

Preferred stock convertible into common stock	3,333,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share:

For the six months ended November 30, 2019 and 2018:

	2019	2018
Numerator -
Net income attributable to common stockholders	$746,678	$730,281
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	644,231	648,748
Diluted shares	29,005,432	29,009,949
Income per share -
Basic and Diluted	$0.03	$0.03

For the three months ended November 30, 2019 and 2018:

	2019	2018
Numerator -
Net income attributable to common stockholders	$304,428	$128,893
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options and warrants	639,959	657,061
Diluted shares	29,001,160	29,018,262
Income per share -
Basic and Diluted	$0.01	$0.00

Note 3. Inventory

Inventory consists of the following:

	November 30, 2019	May 31, 2019
Raw materials	$1,701,839	$1,295,991
Finished goods	1,991,152	1,325,000
Total inventory	$3,692,991	$2,620,991

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	November 30, 2019	May 31, 2019
Production machinery and equipment	$47,323,256	$45,645,910
Plant buildings and land	6,724,513	6,336,855
Leasehold improvements	1,129,474	979,890
Furniture and fixtures	601,586	563,074
Right-to-use assets under operating leases	218,634	180,794
	55,997,463	53,706,523

Less: Accumulated depreciation and amortization	(23,583,987)	(21,026,051)

Net Property, Plant and Equipment	$32,413,476	$32,680,472

Production machinery and equipment includes right-to-use equipment capitalized pursuant to financing leases in the amount of $7,861,233 at November 30, 2019 and May 31, 2019. The financing leases all include an option to purchase which management anticipates exercising and, accordingly, the related equipment is being amortized over the estimated useful life using the straight-line method over 3.5 years for pallet molds and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $923,063 at November 30, 2019 which have not been placed into service. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,838,613 at November 30, 2019.

Depreciation expense, including amortization expense related to right-to-use assets under financing leases, for the six months ended November 30, 2019 and 2018 was $2,557,936 and $2,131,971, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $715,000 for the each of the six months ended November 30, 2019 and 2018.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $24,000 for each of the six months ended November 30, 2019 and 2018. At November 30, 2019, future minimum payments under the non-cancelable operating lease for the remaining three years are $48,000, $48,000, and $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the six months ended November 30, 2019 and 2018 totaled $5,400 and $42,349, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $271,320 and $167,400 for the six months ended November 30, 2019 and 2018, respectively. The account receivable due from Green at November 30, 2019 was $96,900.

Note 6. Long-term Debt

Debt as of November 30, 2019 and May 31, 2019 is as follows:

	November 30, 2019	May 31, 2019
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$2,861,716	$3,234,947

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	1,287,485	1,399,490

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,447,506	1,744,235

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	814,945	927,199

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 8, 2021	3,082,407	3,398,247

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	858,375	876,934

Term loan H payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing January 1, 2022	564,067	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2021	2,923,000	3,205,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	643,089	800,488

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,362,662	2,461,116

Note payable to Robert Rosene, 7.5% interest, due January 15, 2021	4,340,285	4,426,631

Other	200,934	223,177
Total long-term debt	21,386,471	22,697,464
Debt issuance costs, net of amortization	(38,466)	(37,686)
Total debt, net of debt issuance costs	21,348,005	22,659,778
Less: Current portion of long-term debt	(3,442,269)	(3,030,630)
Long-term debt, net of current portion	$17,905,736	$19,629,148

The prime rate of interest as of November 30, 2019 was 4.75%.

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

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $77,550 per month), (ii) Term Loan C over a seven-year period beginning November 30, 2017 (currently $25,205 per month) and (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $68,849 per month), (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,466 per month) and (vii) Term Loan H over 30 months beginning August 1, 2019 (currently $24,203 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

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

The IBC Loan Agreement, among other things, requires a quarterly affirmation that the Borrowers have maintained a debt service coverage ratio of 1:25 to 1:00. As of November 30, 2019, Greystone was not in compliance with this debt service coverage ratio. IBC has issued a waiver, dated January 14, 2020, with respect to this event of noncompliance.

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

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”). The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed in the following paragraph.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2021. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at November 30, 2019 was $4,340,285.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2019 are $3,442,269, $12,683,643, $1,919,583, $2,416,434 and $924,542.

Note 7. Leases

Financing Leases

Financing leases as of November 30, 2019 and May 31, 2019:

	November 30, 2019	May 31, 2019
Non-cancellable financing leases	$5,843,290	$6,754,819
Less: Current portion	(2,111,028)	(1,516,629)
Non-cancellable financing leases, net of current portion	$3,732,262	$5,238,190

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and a capitalized interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $178,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. Due to improvements in the production process, pallet production has increased since May 31, 2019 thereby resulting in an increase in the estimated aggregate future rental payments. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $7,861,233 at November 30, 2019. Amortization of the carrying amount of approximately $416,000 and $449,000 was included in depreciation expense for the six months ended November 30, 2019 and 2018, respectively.

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

Lease Summary Information

For the six months ended November 30, 2019 and 2018:

	2019	2018
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$416,000	$449,000
Interest on lease liabilities	220,255	126,514
Operating lease expense	39,650	24,000
Short-term lease expense	797,835	749,843
Total	$1,473,740	$1,349,357

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$220,255	$126,514
Financing cash flows	$911,529	$1,333,699
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$39,650	$24,000
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$-	$2,333,333
Operating leases	$67,750	$-
Weighted-average remaining lease term (in years) -
Financing leases	3.2	3.4
Operating leases	3.5	3.1
Weighted-average discount rate -
Financing leases	7.1%	7.0%
Operating leases	5.3%	5.0%

Future minimum lease payments under non-cancelable leases as of November 30, 2019, are approximately:

	Financing Leases	Operating Leases
Twelve months ended November 30, 2020	$2,471,000	$81,881
Twelve months ended November 30, 2021	2,471,000	81,881
Twelve months ended November 30, 2022	1,506,000	37,881
Twelve months ended November 30, 2023	-	27,751
Twelve months ended November 30, 2024	-	9,037
Total future minimum lease payments	6,448,000	238,431
Present value discount	604,710	19,798
Present value of minimum lease payments	$5,843,290	$218,633

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer(s). Customer advances totaled $-0- and $3,280,500 during the six months ended November 30, 2019 and 2018, respectively. Revenue recognition from customer advances during the six months ended November 30, 2019 was $686,572. The unrecognized balance of deferred revenue at November 30, 2019 and May 31, 2019, was $1,514,495 and $2,201,067, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $1,803,000 and $291,000 in fiscal years 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2019 and 2018, respectively, were as follows:

Category	2019	2018
End Users – Major Customers	88%	84%
End Users - Other	1%	2%
Distributors	11%	14%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 88% and 84% of its total sales from four customers (three in fiscal year 2019) in fiscal years 2020 and 2019, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $1,019,279 and $814,764 in fiscal years 2020 and 2019, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2019, Greystone is indebted to Mr. Rosene in the amount of $4,340,285 for a note payable due January 15, 2021. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Note 12. Commitments

At November 30, 2019, Greystone had commitments totaling $2,468,000 toward the purchase of production equipment.

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

References to fiscal year 2020 refer to the six months and three months ended November 30, 2019. References to fiscal year 2019 refer to the six months and three months ended November 30, 2018.

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

Personnel

Greystone personnel includes both full-time employees and temporary contract personnel. Temporary personnel train for ninety days and, if appropriate, hired as full-time. Greystone had approximately 268 and 185 full-time employees as of November 30, 2019 and 2018, respectively. In addition, temporary personnel totaled 145 and 107 as of November 30, 2019 and 2018, respectively.

Six Months Ended November 30, 2019 Compared to Six Months Ended November 30, 2018

Sales

Sales for fiscal year 2020 were $38,167,971 compared to $32,939,240 in fiscal year 2019 for an increase of $5,228,731, or 16%. The increase in pallet sales in fiscal year 2020 over 2019 was primarily attributable to the sales growth within Greystone’s largest customers which included a new customer in fiscal year 2020.

Sales to Greystone’s four (three in fiscal year 2019) largest customers accounted for approximately 88% and 84% of sales in fiscal years 2020 and 2019, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2020 was $33,656,973, or 88% of sales, compared to $28,801,518, or 87% of sales, in fiscal year 2019. During the last two months of the six months ended November 30, 2019, Greystone achieved (i) significant improvements in pallet production as a result of installation of hardware and software to improve the flow of resin into molds on two injection molding machines and (ii) completion of the installation of an additional pelletizing line which increased Greystone’s capacity for pelletizing thereby resulting in a cost savings over purchasing plastic in pelletized form.

Initiatives to facilitate and continue improvements to the ratio of cost of sales to sales include resolution on production issues on certain machines and molds, hardware and software to improve resin mold flow on remaining injection molding machines, installation of an additional grinding machine allowing the purchase of lower-priced unprocessed recycled plastic, and completion of installation for robotics on two production lines. Greystone plans to complete the remaining initiatives throughout the year ending May 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,190,228, or 6% of sales, in fiscal year 2020 compared to $1,792,741, or 5% of sales, for an increase of $397,487 or 22%. The increase in fiscal year 2020 over fiscal year 2019 results principally from increased costs for administrative personnel. The selling, general and administrative are estimated to increase proportionately with increases in sales.

Other Income (Expenses)

Other income was $4,913 in fiscal year 2020 compared to $5,290 in fiscal year 2019.

Interest expense was $913,699 in fiscal year 2020 compared to $848,318 in fiscal year 2019 for an increase of $65,381. The prime rate of interest declined from 5.50% at May 31, 2019 to 4.75% at November 30, 2019. The weighted average prime rate of interest was 5.19% compared to 5.07% for the six months ended November 30, 2019 and 2018, respectively.

Provision for Income Taxes

The provision for income taxes was $320,000 and $440,100 in fiscal years 2020 and 2019, respectively. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company of which Greystone has no equity ownership, is not taxed at the corporate level, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,091,984 in fiscal year 2020 compared to $1,061,853 in fiscal year 2019 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2020 was $746,678, or $0.03 per share, compared $730,281, or $0.03 per share, in fiscal year 2019 primarily for the reasons discussed above.

Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

Sales

Sales for fiscal year 2020 were $19,503,462 compared to $14,733,130 in fiscal year 2019 for an increase of $4,770,332, or 32%. The increase in pallet sales in fiscal year 2020 over 2019 was primarily due to the sales growth within Greystone’s largest customers which included a new customer in fiscal year 2020.

Sales to Greystone’s four (three in fiscal year 2019) largest customers accounted for approximately 88% and 85% of sales in fiscal years 2020 and 2019, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2020 was $17,353,239, or 89% of sales, compared to $13,041,366, or 89% of sales, in fiscal year 2019. During the last two months of the six months ended November 30, 2019, Greystone achieved (i) significant improvement in pallet production per machine as a result of installation of hardware and software to improve the flow of resin into molds on two injection molding machines and (ii) completion of the installation of an additional pelletizing line which increased Greystone’s capacity for pelletizing thereby resulting in a cost savings over purchasing plastic in pelletized form.

Initiatives to facilitate and continue improvements to the ratio of cost of sales to sales include resolution on production issues on certain machines and molds, hardware and software to improve resin mold flow on remaining injection molding machines, installation of an additional grinding machine allowing the purchase of lower-priced unprocessed recycled plastic, and completion of installation for robotics on two production lines. Greystone plans to complete the remaining initiatives throughout the year ending May 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,112,630, or 6% of sales, in fiscal year 2020 compared to $853,650, or 7% of sales, for an increase of $258,980 or 30%. The increase in fiscal year 2020 over fiscal year 2019 results principally from increased costs for administrative personnel. The selling, general and administrative are estimated to increase proportionately with increases in sales.

Other Income (Expenses)

Other income was $2,880 in fiscal year 2020 compared to $3,021 in fiscal year 2019.

Interest expense was $432,788 in fiscal year 2020 compared to $435,690 in fiscal year 2019 for a decrease of $2,902. The prime rate of interest declined from 5.25% at August 31, 2019 to 4.75% at November 30, 2019. The weighted average prime rate of interest was 4.96% compared to 5.18% for the three months ended November 30, 2018.

Provision for Income Taxes

The provision for income taxes was $135,000 and $108,500 in fiscal years 2020 and 2019, respectively. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company of which Greystone has no equity ownership, is not taxed at the corporate level, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $472,685 in fiscal year 2020 compared to $296,945 in fiscal year 2019 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2020 was $304,428, or $0.01 per share, compared $128,893, or $0.00 per share, in fiscal year 2019 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2019 is as follows:

Cash provided by operating activities	$4,916,489

Cash used in investing activities	$(2,018,815)

Cash used in financing activities	$(2,572,237)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$21,386,471	$3,442,269	$14,603,226	$3,340,976	$-
Financing lease rent	$6,448,000	$2,471,000	$3,977,000	$-	$-
Operating lease rent	$238,431	$81,881	$119,762	$36,788	$-
Commitments	$2,468,000	$2,468,000	$-	$-	$-

Greystone had a working capital deficit of $(4,815,964) at November 30, 2019. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2019, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2019, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2019.

During the six months ended November 30, 2019, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2019 and May 31, 2019, (ii) the Consolidated Statements of Income for the Six Months and Three months ended November 30, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the Six Months and Three Months ended November 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Six Months ended November 30, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 15, 2020	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 15, 2020	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2019 and May 31, 2019, (ii) the Consolidated Statements of Income for the Six Months and Three months ended November 30, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity for the Six Months and Three months ended November 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Six Months ended November 30, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

