Form 10-Q
period 2020-02-29
GREYSTONE LOGISTICS, INC.
filed 2020-04-13
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 3, 2020 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 29, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 29, 2020	May 31, 2019
Assets
Current Assets:
Cash	$1,156,900	$1,255,408
Accounts receivable -
Trade	5,873,647	6,320,875
Related parties	129,334	50,320
Inventory	3,876,099	2,620,991
Prepaid expenses	29,693	239,146
Total Current Assets	11,065,673	10,486,740
Property, Plant and Equipment, net	32,905,722	32,680,472

Total Assets	$43,971,395	$43,167,212

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,525,314	$3,030,630
Current portion of financing leases	2,146,923	1,516,629
Current portion of operating leases	73,078	58,236
Accounts payable and accrued liabilities	5,061,708	6,520,721
Deferred revenue	5,940,593	2,201,067
Preferred dividends payable	99,726	112,192
Total Current Liabilities	16,847,342	13,439,475
Long-Term Debt, net of current portion and debt issue costs	15,097,717	19,629,148
Financing Leases, net of current portion	3,775,920	5,238,190
Operating Leases, net of current portion	126,575	122,558
Deferred Tax Liability	1,733,642	926,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(48,562,194)	(51,108,677)
Total Greystone Stockholders’ Equity	5,231,411	2,684,928
Non-controlling interest	1,158,788	1,126,271
Total Equity	6,390,199	3,811,199

Total Liabilities and Equity	$43,971,395	$43,167,212

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Nine Months Ended February 29(28),

(Unaudited)

	2020	2019

Sales	$57,906,777	$50,163,707

Cost of Sales	49,279,904	44,257,438

Gross Profit	8,626,873	5,906,269

Selling, General and Administrative Expenses	3,438,424	2,752,029

Operating Income	5,188,449	3,154,240

Other Income (Expense):
Other income	9,304	7,728
Interest expense	(1,333,827)	(1,348,285)

Income before Income Taxes	3,863,926	1,813,683
Provision for Income Taxes	807,000	520,400
Net Income	3,056,926	1,293,283

Income Attributable to Non-controlling Interest	(195,717)	(187,620)

Preferred Dividends	(314,726)	(316,264)

Net Income Attributable to Common Stockholders	$2,546,483	$789,399

Income Per Share of Common Stock -
Basic and Diluted	$0.09	$0.03
Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,003,201	29,009,415

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended February 29(28),

(Unaudited)

	2020	2019
Sales	$19,738,806	$17,224,467

Cost of Sales	15,622,931	15,455,920

Gross Profit	4,115,875	1,768,547

Selling, General and Administrative Expenses	1,248,196	959,288

Operating Income	2,867,679	809,259

Other Income (Expense):
Other income	4,391	2,438
Interest expense	(420,128)	(499,967)
Income before Income Taxes	2,451,942	311,730
Provision for Income Taxes	487,000	80,300
Net Income	1,964,942	231,430

Income Attributable to Non-controlling Interest	(65,411)	(64,093)
Preferred Dividends	(99,726)	(108,219)

Net Income Attributable to Common Stockholders	$1,799,805	$59,118

Income Per Share of Common Stock -
Basic and Diluted	$0.06	$0.00
Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	28,999,499	29,012,048

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended February 29(28), 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $2.25/share	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)
Net income	-	-	-	-	-	554,613	554,613	64,686	619,299
Balances, August 31, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,666,427)	3,127,178	1,138,757	4,265,935
Cash distributions	-	-	-	-	-	-	-	(69,600)	(69,600)
Preferred dividends, $2.05/share	-	-	-	-	-	(102,637)	(102,637)	-	(102,637)
Net income	-	-	-	-	-	407,065	407,065	65,620	472,685
Balances, November 30, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,361,999)	3,431,606	1,134,777	4,566,383
Cash distributions	-	-	-	-	-	-	-	(41,400)	(41,400)
Preferred dividends, $2.00/share	-	-	-	-	-	(99,726)	(99,726)	-	(99,726)
Net income	-	-	-	-	-	1,899,531	1,899,531	65,411	1,964,942
Balances, February 29, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(48,562,194)	$5,231,411	$1,158,788	$6,390,199

Balances, May 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(52,485,313)	$1,308,292	$1,085,155	$2,393,447
Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)
Preferred dividends, $2.06/share	-	-	-	-	-	(102,945)	(102,945)	-	(102,945)
Net income	-	-	-	-	-	704,333	704,333	60,575	764,908
Balances, August 31, 2018	50,000	5	28,361,201	2,836	53,790,764	(51,883,925)	1,909,680	1,094,730	3,004,410
Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)
Preferred dividends, $2.10/share	-	-	-	-	-	(105,100)	(105,100)	-	(105,100)
Net income	-	-	-	-	-	233,993	233,993	62,952	296,945
Balances, November 30, 2018	50,000	5	28,361,201	2,836	53,790,764	(51,755,032)	2,038,573	1,106,682	3,145,255
Cash distributions	-	-	-	-	-	-	-	(51,000)	(51,000)
Preferred dividends, $2.16/share	-	-	-	-	-	(108,219)	(108,219)	-	(108,219)
Net income	-	-	-	-	-	167,337	167,337	64,093	231,430
Balances, February 28, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,695,914)	$2,097,691	$1,119,775	$3,217,466

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended February 29(28),

(Unaudited)

	2020	2019
Cash Flows from Operating Activities:
Net income	$3,056,926	$1,293,283
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,915,774	3,334,730
Deferred tax expense	807,000	486,300
Decrease in trade accounts receivable	447,228	708,876
Decrease (Increase) in related party receivables	(79,014)	33,347
Increase in inventory	(1,255,108)	(2,062,150)
Decrease (Increase) in prepaid expenses	209,453	(23,931)
Increase (Decrease) in accounts payable and accrued liabilities	(1,278,393)	1,943,133
Increase (Decrease) in deferred revenue	3,739,526	(751,827)
Net cash provided by operating activities	9,563,392	4,961,761
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,686,791)	(6,380,490)
Proceeds from sale of equipment	-	968,168
Net cash used in investing activities	(3,686,791)	(5,412,322)
Cash Flows from Financing Activities:
Proceeds from long-term debt	672,000	3,756,800
Principal payments on long-term debt and financing leases	(3,679,145)	(3,567,629)
Proceeds from revolving loan	2,180,000	4,321,000
Principal payments on revolving loan	(4,295,000)	(2,750,000)
Principal payments on related party note payable and financing lease	(359,212)	(233,302)
Payments for debt issuance costs	(3,360)	-
Dividends paid on preferred stock	(327,192)	(208,045)
Distributions paid by non-controlling interest	(163,200)	(153,000)
Net cash provided by (used in) financing activities	(5,975,109)	1,165,824
Net Increase (Decrease) in Cash	(98,508)	715,263
Cash, beginning of period	1,255,408	379,632
Cash, end of period	$1,156,900	$1,094,895
Non-cash Activities:
Acquisition of equipment by capital leases	$612,124	$4,667,380
Addition of right-to-use equipment by operating leases	$67,750	$-
Capital expenditures in accounts payable	$92,945	$38,445
Preferred dividend accrual	$99,726	$108,219
Supplemental information:
Interest paid	$1,327,149	$1,297,997

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2020 and the results of its operations and cash flows for the nine months and three months ended February 29(28), 2020 and 2019. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2019 and the notes thereto included in Greystone’s Form 10-K for such period. The results of operations for the nine months and three months ended February 29(28), 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the nine months and three months ended February 29(28) are as follows:

	2020	2019

Preferred stock convertible into common stock	3,333,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share:

For the nine months ended February 29(28), 2020 and 2019:

	2020	2019
Numerator -
Net income attributable to common stockholders	$2,546,483	$789,399
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of warrants and options	642,000	648,214
Diluted shares	29,003,201	29,009,415
Income per share -
Basic and Diluted	$0.09	$0.03

For the three months ended February 29(28), 2020 and 2019:

	2020	2019
Numerator -
Net income attributable to common stockholders	$1,799,805	$59,118
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of warrants and options	638,298	650,847
Diluted shares	28,999,499	29,012,048
Income per share -
Basic and Diluted	$0.06	$0.00

Note 3. Inventory

Inventory consists of the following:

	February 29, 2020	May 31, 2019
Raw materials	$1,919,222	$1,295,991
Finished goods	1,956,877	1,325,000
Total inventory	$3,876,099	$2,620,991

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	February 29, 2020	May 31, 2019
Production machinery and equipment	$49,077,097	$45,645,910
Plant buildings and land	6,869,380	6,336,855
Leasehold improvements	1,095,961	979,890
Furniture and fixtures	601,586	563,074
Right-to-use assets under operating leases	199,653	180,794
	57,843,677	53,706,523

Less: Accumulated depreciation and amortization	(24,937,955)	(21,026,051)

Net Property, Plant and Equipment	$32,905,722	$32,680,472

Production machinery and equipment includes right-to-use equipment capitalized pursuant to financing leases in the amount of $8,473,357 and $7,861,233 at February 29, 2020 and May 31, 2019, respectively. The financing leases all include an option to purchase which management anticipates exercising and, accordingly, the related equipment is being amortized over the estimated useful life using the straight-line method over 3.5 years for pallet molds, 5 and 7 year for material handling equipment and 12 years for injection molding machines.

Production machinery includes deposits on equipment in the amount of $1,680,960 at February 29, 2020 which have not been placed into service. Two plant buildings and land are owned by GRE, a variable interest entity (“VIE”), having a net book value of $2,809,645 at February 29, 2020.

Depreciation expense, including amortization expense related to right-to-use assets under financing leases, for the nine months ended February 29(28), 2020 and 2019 was $3,911,904 and $3,255,939, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for the each of the nine months ended February 29(28), 2020 and 2019.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $36,000 for each of the nine months ended February 29(28), 2020 and 2019. At February 29, 2020, future minimum payments under the non-cancelable operating lease for the remaining two years are $48,000 and $40,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the nine months ended February 29(28), 2020 and 2019 totaled $5,400 and $42,349, respectively.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $393,720 and $167,400 for the nine months ended February 29(28), 2020 and 2019, respectively. The account receivable due from Green at February 29, 2020 was $122,400.

Note 6. Long-term Debt

Debt as of February 29, 2020 and May 31, 2019 is as follows:

	February 29, 2020	May 31, 2019
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$2,664,063	$3,234,947

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	1,228,697	1,399,490

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,293,713	1,744,235

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	756,372	927,199

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,919,586	3,398,247

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	848,448	876,934

Term loan H payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing January 1, 2022	499,585	-

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2022	1 090,000	3,205,000

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021, secured by production equipment	561,105	800,488

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,312,223	2,461,116

Note payable to Robert Rosene, 7.5% interest, due January 15, 2022	4,297,169	4,426,631

Other	189,246	223,177
Total long-term debt	18,660,207	22,697,464
Debt issuance costs, net of amortization	(37,176)	(37,686)
Total debt, net of debt issuance costs	18,623,031	22,659,778
Less: Current portion of long-term debt	(3,525,314)	(3,030,630)
Long-term debt, net of current portion and debt issue costs	$15,097,717	$19,629,148

The prime rate of interest as of February 29, 2020 was 4.75%. Effective March 16, 2020, the prime rate of interest was reduced to 3.25%.

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

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $78,260 per month), (ii) Term Loan C over a seven-year period beginning November 30, 2017 (currently $25,205 per month), (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $67,674 per month), (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,092 per month) and (vii) Term Loan H over 30 months beginning August 1, 2019 (currently $23,891 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2022. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers.

The IBC Loan Agreement, among other things, requires a quarterly affirmation that the Borrowers have maintained a debt service coverage ratio of 1:25 to 1:00. As of February 29, 2020, Greystone was in compliance with this debt service coverage ratio.

The IBC Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Loan Agreement or the related loan documents. Among other things, a default under the IBC Loan Agreement would permit IBC to cease lending funds under the IBC Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2022. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at February 29, 2020 was $4,297,169.

There is no assurance that Mr. Rosene will renew the note as of the maturity date.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 29, 2020 are $3,525,314, $9,251,335, $2,203,898, $2,906,782 and $772,878.

Note 7. Leases

Financing Leases

Financing leases as of February 29, 2020 and May 31, 2019:

	February 29, 2020	May 31, 2019
Present value of non-cancellable financing leases	$5,922,843	$6,754,819
Less: Current portion	(2,146,923)	(1,516,629)
Present value of non-cancellable financing leases, net of current portion	$3,775,920	$5,238,190

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $7.4 million during the period from February 24, 2018 through December 21, 2018 with five-year terms and a capitalized interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced from the respective leased equipment and shipped to the private company. The estimated aggregate monthly rental payments are approximately $178,500. The rent payments can vary each month depending on the quantity of pallets produced from each machine. Due to improvements in the production process, pallet production has increased since May 31, 2019 thereby resulting in an increase in the estimated annual future rental payments and a corresponding reduction in the estimated term of the lease. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Effective December 28, 2018, Yorktown purchased certain production equipment from Greystone at net book value of $968,168 and entered into a lease agreement with Greystone for the equipment with a monthly rent of $27,915 for the initial thirty-nine months and $7,695 for the following twelve months and maturing December 27, 2022. The lease agreement has a $10,000 purchase option at the end of the lease.

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 at February 29, 2020. Amortization of the carrying amount of $653,942 and $775,530 was included in depreciation expense for the nine months ended February 29(28), 2020 and 2019, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a ninety-month term and a discount rate of 5.0%. The leases are single-term with constant monthly rental rates.

Lease Summary Information

For the nine months ended February 29(28), 2020 and 2019:

	2020	2019
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$653,942	$775,530
Interest on lease liabilities	355,692	236,875
Operating lease expense	63,185	36,000
Short-term lease expense	1,207,008	1,136,617
Total	$2,279,827	$2,185,022

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$355,692	$236,875
Financing cash flows	$1,487,489	$644,677
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$63,185	$36,000
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$612,124	$4,667,380
Operating leases	$67,750	$-
Weighted-average remaining lease term (in years) -
Financing leases	3.6	3.1
Operating leases	3.0	2.8
Weighted-average discount rate -
Financing leases	7.1%	7.2%
Operating leases	5.2%	5.0%

Future minimum lease payments under non-cancelable leases as of February 29, 2020, are approximately:           ,

	Financing Leases	Operating Leases
Twelve months ended February 28, 2021	$2,513,000	$81,881
Twelve months ended February 28, 2022	2,395,000	73,881
Twelve months ended February 28, 2023	1,552,000	33,881
Twelve months ended February 29, 2024	149,000	23,154
Twelve months ended February 28, 2025	20,000	-
Total future minimum lease payments	6,629,000	212,797
Present value discount	706,157	13,144
Present value of minimum lease payments	$5,922,843	$199,653

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer(s). Customer advances totaled $5,981,710 and $3,280,500 during the nine months ended February 29(28), 2020 and 2019, respectively. Revenue recognition from customer advances during the nine months ended February 29, 2020 was $2,242,184. The unrecognized balance of deferred revenue at February 29, 2020 and May 31, 2019, was $5,940,593 and $2,201,067, respectively.

Note 9. Revenue and Revenue Recognition

Revenue is recognized at the point in time as a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment. In limited circumstances, where acceptance of the goods is subject to approval by the customer, revenue is recognized upon approval by the customer unless, historically, there have been insignificant rejections of goods by the customer. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on prepaid sales of goods. Greystone generally permits returns of product due to defects; however, product returns are historically insignificant.

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $2,187,000 and $291,000 in fiscal years 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 29(28), 2020 and 2019, respectively, were as follows:

Category	2020	2019
End Users – Major Customers	87%	85%
End Users - Other	1%	1%
Distributors	12%	14%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 87% and 85% of its total sales from four customers (three in fiscal year 2019) in fiscal years 2020 and 2019, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $1,409,045 and $1,249,653 in fiscal years 2020 and 2019, respectively, is from one of its major customers.

COVID-19

The recent global outbreak of COVID-19 has created much uncertainty in the marketplace, and the full economic impact, duration and spread of the COVID-19 virus is uncertain and difficult to predict at this time considering the rapidly evolving landscape. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. Going forward, the major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. While there has not been a reported case of COVID-19 at Greystone, the virus has impacted the overall workforce in the area as recruiting new employees has slowed, and a portion of the employees have opted to remain home for protection. Management is currently unable to estimate the impact of this economic event on its future financial position, results of operations and cash flows. Therefore, Greystone can give no assurances that this event will not have a material adverse effect on its financial position or results of operations. If the COVID-19 outbreak continues to evolve causing disruption to our workforce, customers and vendors, this economic event could have a material adverse effect on Greystone’s business, results of operations, financial condition and cash flows.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law providing certain economic aid packages for small business. Greystone qualifies as a small business under CARES and has submitted an application for funding under the Paycheck Protections Program.

Note 12. Commitments

At February 29, 2020, Greystone had commitments totaling $2,867,000 toward the purchase of production equipment.

Note 13. Subsequent Event

On March 24, 2020, Greystone entered into a loan agreement with Great Western Bank to borrow $1,508,000 under a term loan, 3.7% interest and maturing March 19, 2025, for the purchase of an injection molding machine.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated financial statements include Greystone Logistics, Inc., and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates its variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2020 refer to the nine months and three months ended February 29, 2020. References to fiscal year 2019 refer to the nine months and three months ended February 28, 2019.

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

COVID-19 Risks

The impact of COVID-19 has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. Going forward, the major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. While there has not been a reported case of COVID-19 at Greystone, approximately 10% of Greystone’s workforce have opted to stay at home for protection. The virus has impacted the overall workforce in the area as recruiting new employees has slowed. Management is unable to predict the stability of its workforce as the longer that the virus stays active, the greater the uncertainty.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law providing certain economic aid packages for small business. Greystone qualifies as a small business under CARES and has submitted an application for funding under the Paycheck Protections Program.

Personnel

Greystone personnel includes both full-time employees and temporary contract personnel. Temporary personnel train for ninety days and, if appropriate, hired as full-time. Greystone had approximately 266 and 220 full-time employees as of February 29(28), 2020 and 2019, respectively. In addition, temporary personnel totaled 116 and 126 as of February 29(28), 2020 and 2019, respectively.

Nine Months Ended February 29, 2020 Compared to Nine Months Ended February 28, 2019

Sales

Sales for fiscal year 2020 were $57,906,777 compared to $50,163,707 in fiscal year 2019 for an increase of $7,743,070, or 15%. The increase in pallet sales in fiscal year 2020 over 2019 was primarily attributable to the sales growth within Greystone’s largest customers which included a new customer in fiscal year 2020.

Sales to Greystone’s four (three in fiscal year 2019) largest customers accounted for approximately 87% and 85% of sales in fiscal years 2020 and 2019, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2020 was $49,279,904, or 85% of sales, compared to $44,257,438, or 88% of sales, in fiscal year 2019. The ratio of cost of sales to sales in fiscal year 2020 reflects a significant improvement over the ratio for fiscal year 2019. Improvements during fiscal year 2020 included significant increases in pallet production levels resulting from installation of hardware and software to improve the flow of resin into molds on injection molding machines, the addition of a new pelletizing line which increases Greystone’s capacity for pelletizing plastic in lieu of purchasing plastic in pelletized form and price increases on certain pallets.

Additional initiatives to facilitate and continue improvements toward reductions in cost of sales as a ratio of sales include the addition of a new injection molding machine in March 2020, to replace an older unit, additional hardware and software to regulate the flow of resin thereby increasing pallet production levels, completing the installation of an additional grinding machine to increase grinding capacity thereby reducing raw material costs through the ability to use lower-priced unground recycled plastic, and completion of robotics installation on two production lines. Greystone plans to complete the remaining initiatives throughout the coming months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,438,424, or 5.9% of sales, in fiscal year 2020 compared to $2,752,029, or 5.5% of sales, for an increase of $686,395 or 25%. The increase in fiscal year 2020 over fiscal year 2019 results principally from increased costs for administrative personnel. The selling, general and administrative expenses are estimated to increase proportionately with increases in sales.

Other Income (Expenses)

Other income was $9,304 in fiscal year 2020 compared to $7,728 in fiscal year 2019 primarily from sale of scrap materials.

Interest expense was $1,333,827 in fiscal year 2020 compared to $1,348,285 in fiscal year 2019 for a decrease of $14,458. The prime rate of interest declined from 5.50% at May 31, 2019 to 4.75% at February 29, 2020. The weighted average prime rate of interest was 5.00% compared to 5.19% for the nine months ended February 29(28), 2020 and 2019, respectively.

Provision for Income Taxes

The provision for income taxes was $807,000 and $520,400 in fiscal years 2020 and 2019, respectively. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company of which Greystone has no equity ownership, is not taxed at the corporate level, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $3,056,926 in fiscal year 2020 compared to $1,293,283 in fiscal year 2019 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2020 was $2,545,483, or $0.09 per share, compared $789,399, or $0.03 per share, in fiscal year 2019 primarily for the reasons discussed above.

Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Sales

Sales for fiscal year 2020 were $19,738,806 compared to $17,224,467 in fiscal year 2019 for an increase of $2,514,339, or 15%. The increase in pallet sales in fiscal year 2020 over 2019 was primarily due to the sales growth within Greystone’s largest customers which included a new customer in fiscal year 2020.

Sales to Greystone’s four (three in fiscal year 2019) largest customers accounted for approximately 87% and 85% of sales in fiscal years 2020 and 2019, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2020 was $15,622,931, or 79% of sales, compared to $15,455,920, or 90% of sales, in fiscal year 2019. The ratio of cost of sales to sales in fiscal year 2020 reflects a significant improvement over the ratio for fiscal year 2019. Improvements during fiscal year 2020 included significant increases in pallet production levels resulting from installation of hardware and software to improve the flow of resin into molds on injection molding machines, the addition of a new pelletizing line which increases Greystone’s capacity for pelletizing plastic in lieu of purchasing plastic in pelletized form and price increases on certain pallets.

Additional initiatives to facilitate and continue improvements toward reductions in cost of sales as a ratio of sales include the addition of a new injection molding machine in March 2020, to replace an older unit, additional hardware and software to regulate the flow of resin thereby increasing pallet production levels, completing the installation of an additional grinding machine to increase grinding capacity thereby reducing raw material costs through the ability to use lower-priced unground recycled plastic, and completion of the robotics installation on two production lines. Greystone plans to complete the remaining initiatives throughout the coming months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,248,195, or 6% of sales, in fiscal year 2020 compared to $959,288, or 6% of sales, for an increase of $288,908 or 30%. The increase in fiscal year 2020 over fiscal year 2019 results principally from increased costs for administrative personnel. The selling, general, selling and administrative expenses are estimated to increase proportionately with increases in sales.

Other Income (Expenses)

Other income was $4,391 in fiscal year 2020 compared to $2,438 in fiscal year 2019 principally from sales of scrap material.

Interest expense was $420,128 in fiscal year 2020 compared to $499,967 in fiscal year 2019 for a decrease of $79,839. The prime rate of interest declined from 5.25% at August 31, 2019 to 4.75% at February 29, 2020. The weighted average prime rate of interest was 4.96% compared to 5.18% for the three months ended February 29(28), 2020 and 2019, respectively.

Provision for Income Taxes

The provision for income taxes was $487,000 and $80,300 in fiscal years 2020 and 2019, respectively. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company of which Greystone has no equity ownership, is not taxed at the corporate level, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,964,942 in fiscal year 2020 compared to $231,430 in fiscal year 2019 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2020 was $1,799,805, or $0.06 per share, compared $59,118, or $0.00 per share, in fiscal year 2019 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 29, 2020 is as follows:

Cash provided by operating activities	$9,563,392

Cash used in investing activities	$(3,686,791)

Cash used in financing activities	$(5,975,109)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$18,660,207	$3,525,314	$11,455,233	$3,679,660	$-
Financing lease rent	$6,629,000	$2,513,000	$3,947,000	$169,000	$-
Operating lease rent	$212,797	$81,881	$107,762	$23,154	$-
Commitments	$2,867,000	$2,867,000	$-	$-	$-

Greystone had a working capital deficit of $(5,781,669) at February 29, 2020. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 29, 2020, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Effective March 24, 2020, Greystone entered into a loan agreement with Great Western Bank to borrow $1,508,000 under a term loan, 3.7% interest and maturing March 19, 2025. The purpose of the loan is to substantially fund the purchase of an injection molding machine of which the cost is included as a commitment at February 29, 2020.

Substantially all the financing that Greystone has received through the last few fiscal years resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone and, formerly, from loans provided by certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change new legislation regarding environmental matters and possible effect from COVID-19; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2019, which was filed on August 29, 2019. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2019, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 29, 2020.

During the nine months ended February 29, 2020, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 29, 2020 and May 31, 2019, (ii) the Consolidated Statements of Income for the Nine Months and Three months ended February 29(28), 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the Nine Months and Three Months ended February 29(28), 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Nine Months ended February 29(28), 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 13, 2020	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 13, 2020	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 29, 2020 and May 31, 2019, (ii) the Consolidated Statements of Income for the Nine Months and Three months ended February 29(28), 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the Nine Months and Three months ended February 29(28), 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Nine Months ended February 29(28), 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

