Form 10-K
period 2020-05-31
GREYSTONE LOGISTICS, INC.
filed 2020-08-24
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $6,968,000 ($0.44 per share).

As of August 14, 2020, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2020, Greystone had an aggregate in-house production capacity of approximately 180,000 pallets per month.

Greystone’s product line as of May 31, 2020 consists of the following:

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

Other Business

Greystone’s operations include grinding and pelletizing recycled plastic. Pelletizing the recycled plastic is a further refinement of the ground material. To the extent that Greystone has excess capacity for either grinding or pelletizing, it may provide tolling services for grinding plastic to third parties or sell the pelletized plastic. Currently, all of the material that is ground or pelletized is used in-house to satisfy Greystone’s pallet production needs. Accordingly, Greystone has curtailed the sale of pelletized plastic and tolling services to third-party customers pending future changes with respect to internal requirements or an increase in grinding and pelletizing capacity.

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

The largest industry users of pallets such as the food, chemical, pharmaceutical, beverage and dairy industries are populated with large public or private entities for which profitable financial performance is paramount. The trend for pallets is expected to expand because of overall pallet demand resulting from growth in the U.S. economy and the current U.S. government administration’s efforts to move manufacturing capacity back to the U.S. The operating issues presented by wood pallets have been tolerated to date as there has been no viable alternative in sufficient size for replacement. A report on the market for pallets in North America by Zoe Biller, an industry analyst for Freedonia Group, provided the following on wood and plastic pallets:

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

Nearly fve years ago, Costco announced that it was going entirely to a block pallet. Biller believes Costco’s decision is a symptom of the overall trend towards block pallets rather than a driver. “Costco is part of a broader trend towards pallets that are easier to use, especially in an automated system or with pallet jacks,” Biller said. Block pallets fit both of those bills. She adds, “There’s also a bigger trend to turn products and processes that aren’t a core business to a third party and pallet management is definitely part of that trend.”

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

In a June 2018 article, Persistence Market Research published an article that non-wood pallets are likely to experience a massive increase in demand across the globe. Among these, plastic pallets are expected to be the most attractive option. The major reason behind the increase in popularity of and demand for plastic pallets is due to the ease with which these can be cleaned. In addition, they are made of recycled materials. This is a very attractive benefit for companies working towards becoming more environment friendly. This factor is creating a positive impact on the plastic pallets market.

Another factor which is driving the growth of plastic pallets is the adoption of pallets by new users. The pallet utilization in various regions across the globe is typically low compared to the size of their manufacturing, warehousing, and construction sectors. However, in the coming years, greater numbers of potential pallet users will strive to become more competitive on a global scale by improving operating efficiencies and reducing product damage in shipments through the use of plastic pallets.

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

During the period 2012 – 2016, the global pallets market expanded at a CAGR of 4.7%. However, during the forecast period – that is between 2018 and 2025 – the market is anticipated to grow at a CAGR of 5.4% owing to increasing demand for better and safe transportation coupled with the rise in demand for pallets from various industries like food, agriculture, chemicals etc. The global pallets market is projected to represent incremental opportunity of more than $25 billion between 2018 and 2025.

Types of Pallets

The most common size pallet is the 48” x 40” 4-way pallet or otherwise referred to as the GMA (Grocery Manufacturer Association) pallet or sometimes known in the industry as the “GMA Pallet,” “The GMA Pallet,” “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA pallet acts as a commodity in the pallet industry, as price is often determined by availability. As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are sent to a landfill or used as wood compost.

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

Employees

As of May 31, 2020, Greystone had 255 full-time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were 84 production personnel as of May 31, 2020.

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

Greystone derives a substantial portion of its revenue from four (three in fiscal year 2019) customers. These customers accounted for approximately 87% and 86% of total sales in fiscal years 2020 and 2019, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from these customers could have a material adverse effect on Greystone.

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

Government Regulation

Although Greystone recycles approximately 44,000 tons of post-consumer plastic per year which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

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

In addition, Greystone owns three buildings located within a 30-mile radius of its primary facility for an additional 95,000 square feet of warehouse space. These buildings are currently used for warehousing inventory and grinding operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
Aug. 31, 2018	0.61	0.38
Nov. 30, 2018	0.76	0.46
Feb. 28, 2019	0.65	0.45
May 31, 2019	0.60	0.52
Aug. 31, 2019	0.59	0.52
Nov. 30, 2019	0.55	0.32
Feb. 29, 2020	0.49	0.42
May 31, 2020	0.92	0.30

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately May 31, 2020, Greystone had approximately 221 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated January 31, 2014 (the “IBC Loan Agreement”), as amended, among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends in respect to its common stock without IBC’s prior written consent. See Note 4 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 9 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $426,918 and $316,263 in fiscal years 2020 and 2019, respectively.

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

Greystone uses a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available and some may be obtained from a broad range of recycled plastic suppliers and unprocessed waste plastic. At the present time, these materials are being purchased from local and national suppliers and international suppliers if available. The availability of Greystone’s raw materials could change at any time for various reasons. For example, the market demand for Greystone’s raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone’s raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone’s competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. Four (three in fiscal year 2019) customers currently account for approximately 87% of its total sales in fiscal year 2020 (86% in fiscal year 2019). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

Greystone’s business could be affected by the Coronavirus, COVID-19.

The impact of COVID-19 has created much uncertainty in the marketplace. If the pandemic created by COVID-19 continues for an extended time, there is no assurance that Greystone will be able to maintain customers’ business at the same level or maintain adequate work force to meet customer demands for pallets.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.2% of Greystone’s outstanding common stock and have approximately 50.03% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, an additional 20,700,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone’s common stock. In addition, Greystone is authorized to issue, without shareholder approval, over 4.9 billion additional shares of its common stock and securities convertible into common stock.

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

As of May 31, 2020 and 2019, Greystone had 255 and 245 full-time employees, respectively. Temporary personnel from a personnel service entity are utilized as needed. There were 84 and 114 temporary personnel as of May 31, 2020 and 2019, respectively. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 180,000 plastic pallets per month, or 2,160,000 per year. Production levels generally vary proportionately with sales orders or restrictions to maintain quality of pallets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law providing certain economic aid packages for small business. The Paycheck Protection Program (PPP) is an economic aid package under CARES. Greystone received a loan in the amount of $3,034,000 under PPP which included a six-month deferment of principal and interest payments, an interest rate of 1.0% and a two-year term.

Year Ended May 31, 2020 Compared to Year Ended May 31, 2019

Sales

Sales were $76,204,608 for fiscal year 2020 compared to $71,077,116 for fiscal year 2019 for an increase of $5,127,492 or 7%. The increase in pallet sales from fiscal year 2019 to 2020 is principally due to sales to a new customer.

Greystone had four major customers (three in fiscal year 2019) who accounted for approximately 87% and 86% of total sales in fiscal year 2020 and 2019, respectively.

Cost of Sales

Cost of sales was $64,721,749 (85% of sales) and $62,837,214 (88% of sales) in fiscal years 2020 and 2019, respectively. The ratio of cost of sales to sales in fiscal year 2020 reflects a significant improvement over the ratio for fiscal year 2019. Improvements during fiscal year 2020 included price increases on certain pallets, increases in pallet production per machine resulting from installation of hardware and software to improve the flow of resin into molds on injection molding machines and the addition of a new pelletizing line which increased Greystone’s capacity for pelletizing plastic in lieu of purchasing plastic in pelletized form.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expense was $4,623,618 (6.1% of sales) for fiscal year 2020 compared to $3,922,284 (5.5% of sales) for fiscal year 2019 for an increase of $701,334 or approximately 18%. The increase in SGA is primarily salary expense and is attributable to Greystone’s growth in sales and related pallet production. Greystone anticipates maintaining SGA expenses within the framework of about 6% of sales.

Interest Expense

Interest expense was $1,705,351 in fiscal year 2020 compared to $1,836,294 in fiscal year 2019 for a decrease of $130,943. This decrease is primarily attributable to a net decrease in debt and financing leases during fiscal year 2020, other than the addition of the $3,034,000 PPP loan, by approximately $6.5 million plus a net decrease in the IBC revolver loan by $665,000. Additionally, the prime rate of interest declined from 5.50% at May 31, 2019 to 3.25% at May 31, 2020.

Provision for Income Taxes

The provision for income taxes was $209,000 in fiscal year 2020 compared to $435,677 in fiscal year 2019. Management’s evaluation of its ability to utilize NOLs from prior tax years resulted in a decrease in the valuation allowance which resulted in an approximate increase of $1,377,000 in Greystone’s deferred tax assets. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $4,962,570 in fiscal year 2020 compared to $2,057,207 in fiscal year 2019 for an increase of $2,905,363 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $4,301,585, or $0.15 per share, in fiscal year 2020 compared to $1,376,636, or $0.05 per share, in fiscal year 2019 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2020 is as follows:

Cash provided by operating activities	$8,633,909
Cash used in investing activities	$(6,284,934)
Cash used in financing activities	$(2,472,533)

Contractual obligations of Greystone as of May 31, 2020 were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years

Long-term debt	$22,781,896	$4,416,377	$16,072,739	$2,292,780	$-
Financing lease rents	$6,086,708	$2,203,790	$3,772,983	$109,935	$-
Operating lease rents	$197,491	$81,881	$95,762	$19,848	$-
Purchases	$708,830	$708,830	$-	$-	$-

Greystone had a working capital deficit of $(3,000,808) at May 31, 2020.

During fiscal year 2020, Greystone incurred new debt of approximately $2.4 million principally for the acquisition of an injection molding machine and material processing equipment. In addition, Greystone was approved for and received a $3,034,000 PPP loan through a note payable with IBC. The PPP loan has a 1.0% rate of interest and a six-month deferral of principal and interest payments; thereafter, monthly principal and interest payments of $177,803 are due over seventeen months with a final payment on April 10, 2022. The PPP loan has provisions for debt forgiveness of all or a portion of the principal and interest if certain conditions are met.

Greystone’s principal long-term debt obligations include a $4,000,000 revolving line of credit and several term notes with International Bank of Commerce with various maturities and a note payable to Mr. Rosene maturing on January 15, 2022. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2020, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone has received through May 31, 2020, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accrued dividends to its preferred stockholders during fiscal years 2020 and 2019 of $426,918 and $316,263, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2020 and 2019.

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

Loans from International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”), as amended. The IBC Loan Agreement includes a revolving loan in an aggregate principal amount of up to $4,000,000 and several term loans primarily to fund acquisition of production equipment, as discussed in Note 4, Long-term Debt, to the consolidated financial statements. These loans are supported by a $6,500,000 guarantee by Warren Kruger, Greystone’s President and CEO, and Robert Rosene, a Greystone board member.

Financing Leases

Effective May 10, 2016, Greystone and a private pallet leasing company (“Lessor”) entered into a Master Lease Agreement, with a bargain purchase option, for injection molding machines to increase production of pallets for the Lessor. Currently, there are three machines leased under the Master Lease Agreement. Generally, lease payments are based on sales to the Lessor of pallets produced from each machine.

Transactions with Robert B. Rosene, Jr.

Loan. Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2022. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-21 inclusive, found at the end of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2020. This conclusion is based on an evaluation conducted under the supervision and participation of Greystone’s CEO and CFO along with Greystone’s management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2021
Larry J. LeBarre	Director	2021
Robert B. Rosene, Jr.	Director	2021
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 63 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 64, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 66, is President of Patriot Auto Group, L.L.C., which owns four auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 79, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2020, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2020, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2020 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2020, 2019 and 2018:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Warren F. Kruger,	2020	$360,000	$25,000	$-	$-	$11,565	$396,565
President and Chief	2019	$267,692	$102,708	$-	$-	$4,615	$375,015
Executive Officer	2018	$240,000	8,000	$-	$-	$-	$248,000

William W. Rahhal,	2020	$200,000	$25,000	$-	$-	$4,705	$179,705
Chief Financial Officer	2019	$141,538	$53,752	$-	$-	$2,154	$197,444
	2018	$130,000	$8,000	$-	$-	$-	$138,000

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. In fiscal years 2020 and 2019, $50,000 and $30,000, respectively, was paid to each of Messrs. Kruger, Rosene and LeBarre.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2020, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2020:

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

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2020, Greystone had 28,361,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2020, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common StockBeneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,517,521	(5)	34.74%	25,000	50.00%	10,267,521	32.40%

William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	5,135,717	(7)	16.96%	25,000	50.00%	4,885,717	15.42%

Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	397,093	(8)	1.40%	-0-	-0-	397,093	1.25%

Topline Capital Partners, LLC 2913 3rd Street, Unit 201 Santa Monica, CA 90405	2,833,926		9.99%	-0-	-0-	2,833,396	8.94%

William Pritchard 2113 East 59th Place Tulsa, OK 74119	1,781,132	(9)	6.28%	-0-	-0-	1,781,132	5.62%

All Directors & Officers as a Group (4 persons)	16,358,214	(10)	50.81%	50,000	100.00%	15,858,214	50.03%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,694,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,581,855 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 397,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	The total includes: (i) 1,717,029 shares of common stock beneficially owned directly by Mr. Pritchard (ii) 9,000 shares of common stock that Mr. Pritchard holds as custodian for a minor child and (iii) 55,103 shares held of record by Maritch Services, Inc.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard and Topline Capital Partners, LLC. The total includes: (i) 12,524,882 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

General

For information regarding loans from Warren Kruger, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form10-K.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone purchases certain pallets produced by TriEnda for resale. During fiscal year 2020 and 2019, Greystone purchases from TriEnda totaled $9,620 and $42,349, respectively. As if May 31, 2020, Greystone’s account payable to TriEnda totaled $4,220.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $506,501 and $225,600 in fiscal years 2020 and 2019, respectively. At May 31, 2020, the amount that Green owed to Greystone was $85,680.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2020 and May 31, 2019:

Fee Category	Fiscal 2020 Fees	Fiscal 2019 Fees

Audit Fees(1)	$166,000	$160,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$160,000	$160,000

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2020 and May 31, 2019, respectively.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended May 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 24, 2020	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2020	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2020	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 24, 2020	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 24, 2020	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2020 and 2019, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma
August 24, 2020

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2020	2019
Assets
Current Assets:
Cash	$1,131,850	$1,255,408
Accounts receivable -
Trade	6,670,771	6,320,875
Related parties	94,351	50,320
Inventory	4,229,895	2,620,991
Prepaid expenses	7,488	239,146
Total Current Assets	12,134,355	10,486,740

Property, Plant and Equipment, net	34,142,407	32,499,678
Right-of-use Operating Lease Assets	181,525	180,794
Total Assets	$46,458,287	$43,167,212

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$4,416,377	$3,030,630
Current portion of financing leases	1,838,251	1,516,629
Current portion of operating leases	74,024	71,763
Accounts payable and accrued expenses	4,929,234	6,520,721
Deferred revenue	3,793,167	2,201,067
Preferred dividends payable	84,110	112,192
Total Current Liabilities	15,135,163	13,453,002

Long-Term Debt, net of current portion and debt issue costs	18,329,633	19,629,148
Financing Leases, net of current portion	3,617,405	5,238,190
Operating Leases, net of current portion	107,501	109,031
Deferred Tax Liability	1,109,052	926,642

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(46,807,092)	(51,108,677)
Total Greystone Stockholders’ Equity	6,986,513	2,684,928
Non-controlling interest	1,173,020	1,126,271
Total Equity	8,159,533	3,811,199

Total Liabilities and Equity	$46,458,287	$43,167,212

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2020	2019

Sales	$76,204,608	$71,077,116

Cost of Sales	64,721,749	62,837,214

Gross Profit	11,482,859	8,239,902

Selling, General and Administrative Expenses	4,623,618	3,922,284

Operating Income	6,859,241	4,317,618

Other Income (Expense):
Other income	17,680	11,560
Interest expense	(1,705,351)	(1,836,294)

Income before Income Taxes	5,171,570	2,492,884
Provision for Income Taxes	209,000	435,677
Net Income	4,962,570	2,057,207

Income Attributable to Non-controlling Interest	(262,149)	(252,116)

Preferred Dividends	(398,836)	(428,455)

Net Income Attributable to Common Stockholders	$4,301,585	$1,376,636

Income Per Share of Common Stock -
Basic and Diluted	$0.15	$0.05

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,343,657	29,009,415

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	50,000	$5	28,361,201	$2,836	$53,790,764	$(52,485,313)	1,308,292	1,085,155	2,393,447

Cash distributions	-	-	-	-	-	-	-	(211,000)	(211,000)

Preferred dividends	-	-	-	-	-	(428,455)	(428,455)	-	(428,455)

Net income	-	-	-	-	-	1,805,091	1,805,091	252,116	2,057,207
Balances, May 31, 2019	50,000	5	28,361,201	2,836	53,790,764	(51,108,677)	2,684,928	1,126,271	3,811,199

Cash distributions	-	-	-	-	-	-	-	(215,400)	(215,400)

Preferred dividends	-	-	-	-	-	(398,836)	(398,836)	-	(398,836)

Net income	-	-	-	-	-	4,700,421	4,700,421	262,149	4,962,570

Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$4,962,570	$2,057,207
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,281,032	4,533,757
Change in deferred taxes	182,410	435,677
Increase in trade accounts receivable	(349,896)	(1,369,727)
Decrease (increase) in related party receivable	(44,031)	9,725
Decrease (increase) in inventory	(1,608,904)	468,276
Decrease (increase) in prepaid expenses	231,658	(23,529)
Increase (decrease) in accounts payable and accrued expenses	(1,613,030)	1,913,571
Increase (decrease) in deferred revenue	1,592,100	(1,203,267)
Net cash provided by operating activities	8,633,909	6,821,690

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,284,934)	(7,016,662)
Proceeds from sale of equipment	-	968,168
Net cash used in investing activities	(6,284,934)	(6,048,494)

Cash Flows from Financing Activities:
Proceeds from long-term debt	5,402,954	4,636,800
Proceeds from revolving loan	3,630,000	4,956,000
Payments on long-term debt and financing leases	(6,090,062)	(4,951,433)
Payments on related party note payable and financing lease	(474,747)	(340,042)
Payments on revolving loan	(4,295,000)	(3,630,000)
Payments for debt issuance costs	(3,360)	(41,482)
Dividends paid on preferred stock	(426,918)	(316,263)
Distributions paid by non-controlling interest	(215,400)	(211,000)
Net cash provided by (used in) financing activities	(2,472,533)	102,580

Net Increase (Decrease) in Cash	(123,558)	875,776
Cash, beginning of year	1,255,408	379,632

Cash, end of year	$1,131,850	$1,255,408

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2020 and 2019

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

Use of Estimates

The preparation of Greystone’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Greystone’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Greystone carries its accounts receivable at their face value less an allowance for doubtful accounts. On a periodic basis, Greystone evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and history of collections.

Based on periodic reviews of outstanding accounts receivable, Greystone writes off balances deemed to be uncollectible against the allowance for doubtful accounts. There was no allowance for doubtful accounts at May 31, 2020 and 2019 as the accounts receivable are considered fully collectible.

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

Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized. When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the asset’s carrying amount exceeds the cash flows, a write-down to fair value is required.

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

Recognition of Revenues

Revenue is recognized at the point in time as a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment. In limited circumstances, where acceptance of the goods is subject to approval by the customer, revenue is recognized upon approval by the customer unless, historically, there have been insignificant rejections of goods by the customer. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on prepaid sales of goods. Greystone generally purchases damaged pallets from its customers which are reground and used in Greystone’s pallet production process; however, damaged pallet purchases are historically insignificant.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, income attributable to non-controlling interest and preferred stock dividends are deducted from net income for the year.

Greystone’s Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal year 2019 as the effect would have been antidilutive.

Basic and diluted earnings per share of common stock for the years ending May 31, are as follows:

	2020	2019
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$4,301,585	$1,376,636
Denominator -
Weighted-average common shares outstanding	28,361,201	28,361,201
Income per share of common stock - Basic	$0.15	$0.05

Diluted earnings per share of common stock:
Numerator
Net income attributable to common stockholders	$4,301,585	$1,376,636
Add: Preferred stock dividends due to assumed conversion	398,836	-
Net Income allocated to common stockholders	$4,700,421	$1,376,636
Denominator
Weighted-average common shares outstanding-basic	28,361,201	28,361,201
Incremental common shares from assumed conversion of warrants, options and preferred stock, as appropriate	3,982,456	648,214
Diluted weighted average common stock outstanding	32,343,657	29,009,415
Income per share of common stock - Diluted	$0.15	$0.05

Recent Accounting Pronouncements

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

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2020	2019
Raw materials	$1,953,957	$1,295,991
Finished pallets	2,275,938	1,325,000

Total Inventory	$4,229,895	$2,620,991

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2020	2019
Production machinery and equipment	$51,637,883	$45,645,910
Plant buildings and land	6,881,326	6,336,855
Leasehold improvements	1,323,535	979,890
Furniture and fixtures	601,586	563,074
Total property, plant and equipment	60,444,330	53,525,729
Less: Accumulated depreciation	(26,301,923)	(21,026,051)

Net Property, Plant and Equipment	$34,142,407	$32,499,678

Property, plant and equipment includes production equipment with a carrying value of $471,539 which had not been placed into service as of May 31, 2020.

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and had a net book value of $2,780,677 at May 31, 2020.

Depreciation expense for the years ended May 31, 2020 and 2019, was $5,275,872 and $4,438,591, respectively.

Note 4. LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2020 and 2019:

	2020	2019
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$2,459,854	$3,234,947

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	1,165,774	1,399,490

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	1,136,455	1,744,235

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	696,174	927,199

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,752,293	3,398,247

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	837,811	876,934

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.50%, due January 31, 2022	2,540,000	3,205,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payments of $27,688, due April 30, 2023	2,261,425	2,461,116

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,461,726	-

Paycheck Protection Program note, interest rate of 1.0%, maturing April 13, 2022	3,034,000	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2022	4,253,228	4,426,631

Note payable to First Bank, prime rate of interest plus 1.45% but not less than 4.95%, monthly principal and interest payment of $30,628, due August 21, 2021	-	800,488

Other	183,156	223,177
Face value of long-term debt	22,781,896	22,697,464
Less: Debt issuance costs, net of amortization	(35,886)	(37,686)
	22,746,010	22,659,778
Less: Current portion of long-term debt	(4,416,377)	(3,030,630)
Long-term debt	$18,329,633	$19,629,148

The prime rate of interest as of May 31, 2020 was 3.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $5,160 and $95,166 for the years ended May 31, 2020 and 2019, respectively.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement, as amended, provides for certain term loans and a revolver loan.

During the years ended May 31, 2020 and 2019, Greystone and IBC entered into certain amendments to the IBC Loan Agreement providing for the following new loans:

Date	Term Loan	Amount	Maturity	Purpose
August 8, 2019	F	$3,600,000	February 8, 2021	Acquisition of Equipment
April 30, 2019	G	$880,000	April 30, 2024	Acquisition of Real Estate
July 1, 2019	H	$672,000	January 1, 2022	Acquisition of Equipment

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of (i) Term Loan A over a seven-year period beginning February 29, 2016, (ii) Term Loan C over a seven-year period beginning August 31, 2017, (iii) Term Loan D over a four-year period beginning February 10, 2019, (iv) Term Loan E over a four-year period beginning February 10, 2019, (v) Term Loan F over a five-year period beginning February 28, 2019 and (vi) Term Loan G over a fifteen-year period beginning April 30, 2019. The monthly payments of principal and interest on the IBC term loans vary as a result of changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans is approximately $256,000 per month.

Term loan H was funded in the amount of $672,000 on July 1, 2019 for the acquisition of equipment. It was retired on May 29, 2020.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but in no event can exceed $4,000,000. The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 5.5% and matures January 31, 2022. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is repaid by the Borrowers does not reduce the original amount available to the Borrowers. Under these limitations, Greystone’s available revolving loan borrowing capacity was $1,460,000 at May 31, 2020.

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

Paycheck Protection Program (“PPP”) Loan

On April 10, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with IBC for $3,034,000. The PPP loan bears interest at 1.0% per annum, with monthly payments of principal and interest in the amount of $177,803 commencing on November 10, 2020 and matures on April 10, 2022. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness in accordance with the terms in the CARES Act. While the Company plans to apply for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements, no assurance can be given that all or any portion of the PPP loan will be forgiven.

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

Effective June 1, 2016, the note payable with Mr. Rosene was restated (the “Restated Note”) to aggregate the accrued interest with the outstanding principal resulting in a combined note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2022. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Maturities

Maturities of Greystone’s long-term debt for the five years after May 31, 2020 are $4,416,377, $12,055,422, $4,017,317, $1,927,467 and $365,313.

Note 5. LEASES

Effective June 1, 2019, Greystone adopted ASU 2016-02, Leases (Topic 842), utilizing the modified-retrospective transition approach. which is intended to improve financial reporting about leasing transactions. The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. We elected to use the transition option that allows us to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the year of adoption. Comparable periods reflect the new guidance under ASC 842. The adoption of ASC 842 did not result in any adjustments to retained earnings. As a result of the adoption Greystone recorded a right of use asset and right of use liability for operating leases in the amount of $180,794 as of May 31, 2019.

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

Financing Leases

Financing leases consist of the following as of May 31:

	2020	2019
Non-cancelable financing leases	$5,455,656	$6,754,819
Less: Current portion of financing leases	(1,838,251)	(1,516,629)
Non-cancelable financing leases, net of current portion	$3,617,405	$5,238,190

Greystone and an unrelated private company entered into three five-year lease agreements which have an effective interest rate of 7.4%. The leased equipment was placed into production during February 2018, August 2018 and December 2018, at a total cost of approximately $6.9 million. The lease agreements include bargain purchase options to acquire the production equipment at the end of the leases’ term. The leased equipment is used to manufacture pallets to sell to the private company. Rental payments are made as a credit on every sales invoice of pallets produced on the respective leased equipment at the rate of $3.32 per pallet. The aggregate monthly rental is estimated to be approximately $152,720. The agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases at May 31, 2020 and 2019 is as follows:

	2020	2019
Production equipment under financing leases	$8,473,357	$7,861,233
Less: Accumulated amortization	(1,521,818)	(614,909)
Production equipment under financing leases, net	$6,951,539	$7,246,324

Amortization of the carrying amount of the assets was $906,909 and $1,093,760 for the years ended May 31, 2020 and 2019, respectively. The amortization was included in depreciation expense.

Operating Leases

Greystone recognizes a lease liability for each lease based on the present value of remaining minimum fixed rental payments, using a discount rate that approximates the rate of interest for a collateralized loan over a similar term. A right-of-use asset is recognized for each lease, valued at the lease liability. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on the consolidated statement of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a ninety-month term and a discount rate of 5.0%. The leases are single-term with constant monthly rental rates.

The outstanding liability for right to use assets under operating leases as of May 31, 2020 and 2019 is as follows:

	2020	2019
Liability under operating leases	$181,525	$180,794
Less: Current portion	(74,024)	(71,763)
Long-term portion of liability under operating leases	$107,051	$109,031

Lease Summary Information

For the years ended May 31, 2020 and 2019, a summary of lease activity follows:

	2020	2019
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$906,909	$1,093,761
Interest on lease liabilities	435,593	358,892
Operating lease expense	80,590	51,065
Short-term lease expense	1,595,311	1,600,360
Total	$3,018,403	$3,104,078

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$435,593	$358,892
Financing cash flows	$1,911,287	$2,774,543
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$80,590	$51,065
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$612,124	$4,667,380
Operating leases	$67,750	$-
Weighted-average remaining lease term (in years) -
Financing leases	3.0	3.9
Operating leases	2.8	3.1
Weighted-average discount rate -
Financing leases	7.4%	7.5%
Operating leases	5.2%	5.2%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2020, are approximately:

	Operating Leases	Financing Leases
Year ended May 31, 2021	$81,881	$2,203,790
Year ended May 31, 2022	61,881	2,102,690
Year ended May 31, 2023	33,881	1,670,293
Year ended May 31, 2024	18,557	98,231
Year ended May 31, 2025	1,291	11,704
Total lease payments	197,491	6,086,708
Less: Imputed interest	(14,966)	(631,052)
Present value of minimum lease payments	$182,525	$5,455,656

Note 6. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled $2,323,650 and $540,969 in fiscal years 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2020 and 2019, respectively, were as follows:

Category	2020	2019
Major customers (end users)	87%	86%
Distributors	13%	14%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Customer advances totaled $5,980,920 and $3,161,118 in fiscal years 2020 and 2019, respectively. The unrecognized balance of deferred revenue at May 31, 2020 and 2019, was $3,793,167 and $2,201,067, respectively. The Company recognized $4,388,820 ($2,201,067 relating to the outstanding balance at May 31, 2019 plus $2,187,753 from advances received during fiscal year 2020) and $3,404,334 into revenue during the years ended May 31, 2020 and 2019, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 were paid in both fiscal years 2020 and 2019.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a five-year lease at a monthly rental of $4,000 per month. Total rent expense was $48,000 each in fiscal years 2020 and 2019. At May 31, 2020, future minimum payments under the non-cancelable operating lease are $48,000 for fiscal year 2021 and $28,000 for fiscal year 2022.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone purchases certain pallet designs produced by TriEnda for resale. During fiscal year 2020 and 2019, Greystone purchases from TriEnda totaled $9,620 and $42,349, respectively. As if May 31, 2020, Greystone’s account payable to TriEnda totaled $4,220.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $506,501 and $225,600 in fiscal years 2020 and 2019, respectively. At May 31, 2020, Green owed $85,680 to Greystone.

Note 8. FEDERAL INCOME TAXES

Deferred taxes as of May 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax asset:
Net operating loss carryforward	$3,355,844	$4,807,616
Accrued expenses	35,445	88,298
Inventory	91,440	33,528
Total deferred tax asset	3,482,729	4,929,442
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(2,990,647)	(2,877,573)
Valuation allowance	(1,601,134)	(2,978,511)
Net deferred tax liability	$(1,109,052)	$(926,642)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $1,601,134 has been recorded as of May 31, 2020.

The net change in deferred taxes for the year ended May 31, 2020 and 2019 is as follows:

	2020	2019
Valuation allowance	$1,377,377		$(2,978,511)
Net operating loss carryforward	(1,451,772)		2,792,000
Depreciation and amortization, tax reporting in excess of financial	(113,074)		(242,240)
Accrued expenses	(52,853)		(13,022)
Other	57,912	.	6,096
Net change	$(182,410)		$(435,677)

The provision for income taxes at May 31, 2020 and 2019 consists of the following:

	2020	2019
Current income tax – State	$26,590	$-
Deferred income tax provision	182,410	435,677
Provision for income taxes	$209,000	$435,677

Greystone’s provision for income taxes for the years ended May 31, 2020 and 2019 differs from the federal statutory rate as follows:

	2020	2019
Tax provision using statutory rates	21%	21%
State income taxes	10	9
Change in valuation allowance	(26)	(11)
VIE income passed to members	(1)	(2)
Tax provision per financial statements	4%	17%

At May 31, 2020, Greystone had NOL deductions for Federal income tax purposes through May 31, 2005 of approximately $9,951,000, expiring in fiscal years 2023 through fiscal year 2025 of which approximately $2,187,000 is management’s estimate of the usable amount pursuant to Internal Revenue Code Section 382. The limitation is due to a change in control of Greystone during the fiscal year ended May 31, 2005. The utilization of NOL’s accumulated through fiscal year 2005 is limited to approximately $437,000 per year and is available to carryforward.

At May 31, 2020, management conducted an evaluation of its valuation allowance which resulted in a reduction of approximately $1,377,377 from the valuation allowance at May 31, 2020.

A summary of Federal net operating losses (NOL) for Federal income tax purposes at May 31, 2020 is as follows:

	NOL Carryforward	Year Expiring
Year ended May 31, 2003	4,103,294	2023
Year ended May 31, 2004	1,632,774	2024
Year ended May 31, 2005	4,215,217	2025
Year ended May 31, 2006	1,189,117	2026
Year ended May 31, 2007	2,151,837	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	321,625	2035
Year ended May 31, 2016	1,060,747	2036

Note 9. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (6.5% at May 31, 2020) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.

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

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. There was no option activity during the two years ended May 31, 2020. Outstanding options are as follows:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding May 31, 2018	200,000	$0.12
Total outstanding May 31, 2019	200,000	$0.12
Total outstanding May 31, 2020	200,000	$0.12	2.0
Exercisable as of May 31, 2020	200,000	$0.12	2.0	$82,000
Non-vested as of May 31, 2020	-0-

Note 11. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is a IRC Section 401(K) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(K) plan. Greystone’s contributions to the 401(K) plan totaled $275,677 and $93,233 in the fiscal years ended May 31, 2020 and 2019, respectively.

The profit-sharing plan is an employer nonelective plan. Greystone’s contributions are discretionary. Vesting is earned ratably over a five-year period. Greystone has not authorized or made any discretionary contributions since inception.

Note 12. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2020 and 2019, the carrying amounts reported in the balance sheet approximate fair value for the variable and fixed rate loans.

Note 13. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2020 and 2019:

	2020	2019
Non-cash investing and financing activities:
Acquisition of equipment through financing leases	$612,124	$4,667,380
Acquisition of equipment in accounts payable	$295,108	$273,565
Preferred dividend accrual	$84,110	$112,192

Supplemental information:
Interest paid	$1,696,444	$1,786,882

Note 14. CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2020 and 2019, Greystone had four customers (three in fiscal year 2019) that accounted for approximately 87% and 86% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases are from one of Greystone’s major customers which were approximately $1,768,000 and $1,587,000 in fiscal years 2020 and 2019, respectively.

COVID-19 Risks. The impact of COVID-19 has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. The virus impacted the overall workforce in our operating area as well as Greystone’s workforce. Employees electing to stay at home for protection from COVID-19 and reductions of recruitment of new employees during the fourth quarter of fiscal year 2020, the period most affected by the onset of COVID-19, impacted production by a decrease of approximately 11% from the prior quarter. Management is unable to predict the stability of its workforce as the longer that the virus stays active, the greater the uncertainty.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 15. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors. GRE was created solely to own and lease two buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $2,780,677 and $2,896,549 at May 31, 2020 and 2019, respectively, serve as collateral for GRE’s debt and Greystone’s debt under the Loan Agreement between Greystone and IBC. The debt had a carrying value of $2,261,425 and $2,461,116 at May 31, 2020 and 2019, respectively.

Note 16. COMMITMENTS

At May 31, 2020, Greystone had outstanding commitments totaling $708,830 for the acquisition of equipment.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

23.1	Consent of HoganTaylor LLP (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended May 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.