Form 10-Q
period 2020-08-31
GREYSTONE LOGISTICS, INC.
filed 2020-10-13
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 9, 2020 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2020	May 31, 2020
Assets
Current Assets:
Cash	$821,078	$1,131,850
Accounts receivable -
Trade	4,193,026	6,670,771
Related parties	51,341	94,351
Inventory	3,346,080	4,229,895
Prepaid expenses	68,333	7,488
Total Current Assets	8,479,858	12,134,355
Property, Plant and Equipment, net	33,128,751	34,142,407
Right-of-Use Operating Lease Assets	163,397	181,525
Total Assets	$41,772,006	$46,458,287

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$4,971,516	$4,416,377
Current portion of financing leases	1,883,904	1,838,251
Current portion of operating leases	74,106	74,024
Accounts payable and accrued liabilities	3,996,009	4,929,234
Deferred revenue	1,334,007	3,793,167
Preferred dividends payable	81,918	84,110
Total Current Liabilities	12,341,460	15,135,163
Long-Term Debt, net of current portion and debt issue costs	15,639,847	18,329,633
Financing Leases, net of current portion	3,103,783	3,617,405
Operating Leases, net of current portion	89,291	107,501
Deferred Tax Liability	1,563,052	1,109,052
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(45,946,891)	(46,807,092)
Total Greystone Stockholders’ Equity	7,846,714	6,986,513
Non-controlling interest	1,187,859	1,173,020
Total Equity	9,034,573	8,159,533

Total Liabilities and Equity	$41,772,006	$46,458,287

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended August 31,

(Unaudited)

	2020	2019

Sales	$17,568,176	$18,664,509

Cost of Sales	14,609,617	16,303,734

Gross Profit	2,958,559	2,360,775

General, Selling and Administrative Expenses	1,140,238	1,077,598

Operating Income	1,818,321	1,283,177

Other Income (Expense):
Other income	6,510	2,033
Interest expense	(361,673)	(480,911)

Income before Income Taxes	1,463,158	804,299
Provision for Income Taxes	454,000	185,000
Net Income	1,009,158	619,299

Income Attributable to Non-controlling Interest	(67,039)	(64,686)

Preferred Dividends	(81,918)	(112,363)

Net Income Attributable to Common Stockholders	$860,201	$442,250

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,363,012	29,010,546

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199

Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($2.25 per share)	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)

Net income	-	-	-	-	-	554,613	554,613	64,686	619,299

Balances, August 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(50,666,427)	$3,127,178	$1,138,757	$4,265,935

Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533

Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($1.64 per share)	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)

Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158

Balances, August 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(45,946,891)	$7,846,714	$1,187,859	$9,034,573

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended August 31,

(Unaudited)

	2020	2019
Cash Flows from Operating Activities:
Net income	$1,009,158	$619,299
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,491,244	1,305,258
Deferred tax expense	454,000	185,000
Decrease in trade accounts receivable	2,477,745	1,473,523
Decrease (increase) in related party receivables	43,010	(14,754)
Decrease (increase) in inventory	857,065	(1,434,527)
Decrease (increase) in prepaid expenses	(60,845)	213,410
Decrease in accounts payable and accrued liabilities	(638,117)	(271,366)
Decrease in deferred revenue	(2,459,160)	-
Net cash provided by operating activities	3,174,100	2,075,843

Cash Flows from Investing Activities:
Purchase of property and equipment	(744,656)	(1,172,574)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	672,000
Principal payments on long-term debt and financing leases	(1,193,676)	(1,161,478)
Proceeds from revolving loan	-	690,000
Principal payments on revolving loan	(790,000)	(972,000)
Principal payments on related party note payable and financing lease	(620,230)	(90,095)
Payments for debt issuance costs	-	(3,360)
Dividends paid on preferred stock	(84,110)	(112,192)
Distributions paid by non-controlling interest	(52,200)	(52,200)
Net cash used in financing activities	(2,740,216)	(1,029,325)
Net Decrease in Cash	(310,772)	(126,056)
Cash, beginning of period	1,131,850	1,255,408
Cash, end of period	$821,078	$1,129,352
Non-cash Activities:
Capital expenditures in accounts payable	$-	$271,670
Preferred dividend accrual	$81,918	$112,363
Supplemental information:
Interest paid	$350,497	$480,802

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2020 and the results of its operations and cash flows for the three months ended August 31, 2020 and 2019. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2020 and the notes thereto included in the Form 10-K for such period. The results of operations for the three months ended August 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect at August 31 are as follows:

	2020	2019

Preferred stock convertible into common stock	-	3,333,333

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2020 and 2019:

	2020	2019
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$860,201	$442,250
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Income per share of common stock - basic	$0.03	$0.02

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$860,201	$442,250
Add: Preferred stock dividends for assumed conversion	81,918	-
Net income allocated to common stockholders	$942,119	$442,250
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	4,001,811	649,345
Weighted average common stock outstanding - diluted	32,363,012	29,010,546
Income per share of common stock - diluted	$0.03	$0.02

Note 3. Inventory

Inventory consists of the following:

	August 31,	May 31,
	2020	2020
Raw materials	$1,772,380	$1,953,957
Finished goods	1,573,700	2,275,938
Total inventory	$3,346,080	$4,229,895

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2020	May 31, 2020
Production machinery and equipment	$50,799,509	$51,637,883
Plant buildings and land	6,884,866	6,881,326
Leasehold improvements	1,374,643	1,323,535
Furniture and fixtures	601,586	601,586
	59,660,604	60,444,330

Less: Accumulated depreciation and amortization	(26,531,853)	(26,301,923)

Net Property, Plant and Equipment	$33,128,751	$34,142,407

Production machinery includes deposits on equipment in the amount of $299,629 at August 31, 2020, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,751,709 at August 31, 2020.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2020 and 2019 was $1,489,953 and $1,303,968, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $330,000 and $357,500 for the three months ended August 31, 2020 and 2019, respectively.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $12,000 for each of the three months ended August 31, 2020 and 2019. As of August 31, 2020, future minimum payments under the non-cancelable operating lease for the remaining two years are $48,000 and $16,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the three months ended August 31, 2020 and 2019 totaled $11,385 and $-0-, respectively. As of August 31, 2020, Greystone owed $5,175 to TriEnda for such purchases.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $64,260 and $77,520 for the three months ended August 31, 2020 and 2019, respectively. The account receivable due from Green at August 31, 2020 was $42,840.

Note 6. Long-term Debt

Debt as of August 31, 2020 and May 31, 2020 is as follows:

	August 31,	May 31,
	2020	2020
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$2,254,132	$2,459,854

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	1,101,859	1,165,774

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	977,187	1,136,455

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	635,192	696,174

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,583,361	2,752,293

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	826,130	837,811

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2022	1,750,000	2,540,000

Paycheck Protection Program note, interest rate of 1.0%, maturing April 13, 2022	3,034,000	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,209,901	2,261,425

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,392,988	1,461,726

Note payable to Robert Rosene, 7.5% interest, due January 15, 2022	3,706,666	4,253,228

Other	174,543	183,156
Total long-term debt	20,645,959	22,781,896
Debt issuance costs, net of amortization	(34,596)	(35,886)
Total debt, net of debt issuance costs	20,611,363	22,746,010
Less: Current portion of long-term debt	(4,971,516)	(4,416,377)
Long-term debt, net of current portion	$15,639,847	$18,329,633

The prime rate of interest as of August 31, 2020 was 3.25%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $76,705 per month), (ii) Term Loan C over a seven-year period beginning August 31, 2017 (currently $25,205 per month), (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v) Term Loan F over a five-year period beginning February 28, 2019 (currently $68,402 per month) and (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,466 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2022. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was $2,250,000 at August 31, 2020.

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

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”). The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed herein.

Paycheck Protection Program (“PPP”) Loan

On April 10, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with IBC for $3,034,000. The PPP loan bears interest at 1.0% per annum, with monthly payments of principal and interest in the amount of $177,803 commencing on November 10, 2020 and matures on April 10, 2022. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company believes that the proceeds from the PPP loan were used for qualifying expenses in accordance with the terms in the CARES Act and plans to apply for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements. However, there is no assurance that all or any portion of the PPP loan will be forgiven.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2022. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at August 31, 2020 was $3,706,666.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2020 are $4,971,516, $10,021,054, $3,768,376, $1,669,485 and $215,528.

Note 7. Leases

Financing Leases

Financing leases as of August 31, 2020 and May 31, 2020:

	August 31, 2020	May 31, 2020
Non-cancellable financing leases	$4,987,687	$5,455,656
Less: Current portion	(1,883,904)	(1,838,251)
Non-cancellable financing leases, net of current portion	$3,103,783	$3,617,405

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and a capitalized interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $153,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 at August 31, 2020. Amortization of the carrying amount of $288,414 and $208,157 was included in depreciation expense for the three months ended August 31, 2020 and 2019, respectively.

Operating Leases

Greystone recognized a lease liability for each lease based on the present value of remaining minimum fixed rental payments, using a discount rate that approximates the rate of interest for a collateralized loan over a similar term. A right-of-use asset is recognized for each lease, valued at the lease liability. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on the consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a sixty month term and a discount rate of 5.0%. The leases are single-term with constant monthly rental rates.

Lease Summary Information

For the periods ending August 31, 2020 and 2019:

	2020	2019
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$288,414	$208,157
Interest on lease liabilities	86,558	121,151
Operating lease expense	20,470	19,179
Short-term lease expense	346,566	368,611
Total	$742,008	$717,098

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$86,558	$121,151
Financing cash flows	$467,970	$419,177
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$20,470	$19,179
Right-of-use assets obtained in exchange for lease liabilities -
Operating leases	$-	$67,750
Weighted-average remaining lease term (in years) -
Financing leases	3.2	3.2
Operating leases	2.9	3.4
Weighted-average discount rate -
Financing leases	7.4%	7.5%
Operating leases	5.2%	5.2%

Future minimum lease payments under non-cancelable leases as of August 31, 2020, are approximately:

	Financing Leases	Operating Leases
Twelve months ended August 31, 2021	$2,186,434	$81,881
Twelve months ended August 31, 2022	2,052,590	49,881
Twelve months ended August 31, 2023	1,211,671	32,348
Twelve months ended August 31, 2024	28,359	12,910
Twelve months ended August 31, 2025	7,349	-
Total future minimum lease payments	5,486,403	177,020
Present value discount	498,716	13,623
Present value of minimum lease payments	$4,987,687	$163,397

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $2,459,160 and $-0- during the three months ended August 31, 2020 and 2019, respectively. There were no customer advances received during the three months ended August 31, 2020 and 2019. The unrecognized balance of deferred revenue as of August 31, 2020 and May 31, 2020, was $1,334,007 and $3,793,167, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $131,000 and $105,000 during the three months ended August 31, 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2020 and 2019, respectively, were as follows:

Category	2020	2019
Major customers (end users)	87%	87%
Distributors	13%	13%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 87% of its total sales from four customers and three customers during the three months ended August 31, 2020 and 2019, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $301,421 and $561,657 in fiscal years 2021 and 2020, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2020, Greystone is indebted to Mr. Rosene in the amount of $3,706,666 for a note payable due January 15, 2022. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

COVID-19 Risks. The impact of COVID-19 has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. The virus has impacted the overall workforce in our operating area as well as Greystone’s workforce due to employees electing to stay at home for protection from COVID-19 and reductions of recruitment of new employees. Management is unable to predict the stability of its workforce as the longer that the virus stays active, the greater the uncertainty.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 12. Commitments

As of August 31, 2020, Greystone had commitments totaling $467,230 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2021 refer to the three months ended August 31, 2020. References to fiscal year 2020 refer to the three months ended August 31, 2019.

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

Personnel

Greystone had approximately 284 and 237 full-time employees as of August 31, 2020 and 2019, respectively. In addition, employee recruitment is outsourced to certain personnel agencies. Greystone employed 60 and 128 personnel through these agencies as of August 31, 2020 and 2019.

Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

Sales

Sales for fiscal year 2021 were $17,568,176 compared to $18,664,509 in fiscal year 2020 for a decrease of $1,096,333. While the number of pallets sold during fiscal year 2021 increased by approximately 16%, there was decrease in the dollar volume for pallet sales in fiscal year 2021 from fiscal year 2020 primarily due to the pricing structure within the product mix.

Greystone had four and three larger customers which accounted for approximately 87% of sales in fiscal years 2021 and 2020, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2021 was $14,609,617, or 83% of sales, compared to $16,303,734, or 87% of sales, in fiscal year 2020. The ratio of cost of sales to sales in fiscal year 2021 reflects an improvement over the ratio for fiscal year 2020. The improvement in the ratio of cost of sales to sales in fiscal year 2021 from fiscal year 2020 was the result of price increases on certain pallets, increases in pallet production per machine resulting from installation of hardware and software to improve the flow of resin into molds on injection molding machines, and the increased capacity for grinding and pelletizing plastic material. The increase in the capacity for in-house grinding and pelletizing is beneficial toward reducing the overall cost for injection-grade plastic.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $1,140,238, or 6.5% of sales, in fiscal year 2021 compared to $1,077,598, or 5.8% of sales, in fiscal year 2020 for an increase of $62,640 or 5.8%. The increase in fiscal year 2021 over fiscal year 2020 results principally from increased costs for administrative personnel.

Other Income (Expenses)

Other income from sales of scrap material was $6,510 in fiscal year 2021 compared to $2,033 in fiscal year 2020.

Interest expense was $361,673 in fiscal year 2021 compared to $480,911 in fiscal year 2020 for a decrease of $119,238. There was a reduction in total debt of approximately $1,600,000 from August 31, 2019 to August 31, 2020. In addition, the debt as of August 31, 2020 included a Paycheck Protection Program note in the amount of $3,034,000 which bears a 1.0% interest rate and the prime rate of interest was 3.25% as of August 31, 2020 compared to 5.25% as of August 31, 2019.

Provision for Income Taxes

The provision for income taxes was $454,000 and $185,000 in fiscal years 2021 and 2020, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges which have no tax benefit, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,009,158 in fiscal year 2021 compared to $619,299 in fiscal year 2020 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2021 was $860,201, or $0.03 per share, compared $442,250, or $0.02 per share, in fiscal year 2020 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2020 is as follows:

Cash provided by operating activities	$3,174,100

Cash used in investing activities	$(744,656)

Cash used in financing activities	$(2,740,216)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt	$20,645,959	$4,971,516	$13,789,430	$1,885,013
Financing leases	$5,486,403	$2,186,434	$3,264,261	$35,708
Operating leases	$177,020	$81,881	$82,229	$12,910
Commitments	$467,230	$467,230	$-	$-

Greystone had a working capital deficit of $(3,861,602) at August 31, 2020. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2020, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial amount of the Greystone’s debt financing has resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone and from loans provided by certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2020, which was filed on August 24, 2020. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2020, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2020.

During the three months ended August 31, 2020, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2020 and May 31, 2020, (ii) the Consolidated Statements of Income for the three months ended August 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 13, 2020	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 13, 2020	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2020 and May 31, 2020, (ii) the Consolidated Statements of Income for the three months ended August 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

