Form 10-Q
period 2020-11-30
GREYSTONE LOGISTICS, INC.
filed 2021-01-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

(918) 583-7441
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
NONE	GLGI	NONE

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

Yes[X] No [  ]

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

Yes [  ] No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 8, 2021 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2020	May 31, 2020
Assets
Current Assets:
Cash	$752,252	$1,131,850
Accounts receivable -
Trade	4,086,279	6,670,771
Related parties	137,460	94,351
Inventory	3,229,886	4,229,895
Prepaid expenses	76,549	7,488
Total Current Assets	8,282,426	12,134,355
Property, Plant and Equipment, net	32,428,271	34,142,407
Right-of-Use Operating Lease Assets	145,269	181,525
Total Assets	$40,855,966	$46,458,287

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$5,195,878	$4,416,377
Current portion of financing leases	1,920,854	1,838,251
Current portion of operating leases	76,052	74,024
Accounts payable and accrued liabilities	3,699,423	4,929,234
Deferred revenue	1,403,007	3,793,167
Preferred dividends payable	81,918	84,110
Total Current Liabilities	12,377,132	15,135,163
Long-Term Debt, net of current portion and debt issue costs	13,886,814	18,329,633
Financing Leases, net of current portion	2,579,223	3,617,405
Operating Leases, net of current portion	69,217	107,501
Deferred Tax Liability	2,020,052	1,109,052
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(45,073,711)	(46,807,092)
Total Greystone Stockholders’ Equity	8,719,894	6,986,513
Non-controlling interest	1,203,634	1,173,020
Total Equity	9,923,528	8,159,533

Total Liabilities and Equity	$40,855,966	$46,458,287

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Six Months Ended November 30,

(Unaudited)

	2020	2019

Sales	$33,091,494	$38,167,971

Cost of Sales	27,032,690	33,656,973

Gross Profit	6,058,804	4,510,998

Selling, General and Administrative Expenses	2,471,457	2,190,228

Operating Income	3,587,347	2,320,770

Other Income (Expense):
Other income	8,944	4,913
Interest expense	(653,060)	(913,699)

Income before Income Taxes	2,943,231	1,411,984
Provision for Income Taxes	911,000	320,000
Net Income	2,032,231	1,091,984

Income Attributable to Non-controlling Interest	(135,014)	(130,306)

Preferred Dividends	(163,836)	(215,000)

Net Income Attributable to Common Stockholders	$1,733,381	$746,678

Income Per Share of Common Stock -
Basic and Diluted	$0.06	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,363,351	29,005,432

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended November 30,

(Unaudited)

	2020	2019

Sales	$15,523,318	$19,503,462

Cost of Sales	12,423,073	17,353,239

Gross Profit	3,100,245	2,150,223

Selling, General and Administrative Expenses	1,331,219	1,112,630

Operating Income	1,769,026	1,037,593

Other Income (Expense):
Other income	2,434	2,880
Interest expense	(291,387)	(432,788)

Income before Income Taxes	1,480,073	607,685
Provision for Income Taxes	457,000	135,000
Net Income	1,023,073	472,685

Income Attributable to Non-controlling Interest	(67,975)	(65,620)

Preferred Dividends	(81,918)	(102,637)

Net Income Attributable to Common Stockholders	$873,180	$304,428

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.01

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,363,683	29,001,160

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $2.25 per share	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)
Net income	-	-	-	-	-	554,613	554,613	64,686	619,299
Balances, August 31, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,666,427)	3,127,178	1,138,757	4,265,935
Cash distributions	-	-	-	-	-	-	-	(69,600)	(69,600)
Preferred dividends, $2.05 per share	-	-	-	-	-	(102,637)	(102,637)	-	(215,000)
Net income	-	-	-	-	-	407,065	407,065	65,620	472,685
Balances, November 30, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(50,361,999)	$3,431,606	$1,134,777	$4,566,383
Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158
Balances, August 31, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,946,891)	7,846,714	1,187,859	9,034,573
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	955,098	955,098	67,975	1,023,073
Balances, November 30, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(45,073,711)	$8,719,894	$1,203,634	$9,923,528

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended November 30,

(Unaudited)

	2020	2019
Cash Flows from Operating Activities:
Net income	$2,032,231	$1,091,984
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,021,502	2,560,516
Deferred tax expense	911,000	320,000
Decrease in trade accounts receivable	2,584,492	1,929,597
Increase in related party receivables	(43,109)	(53,514)
Decrease (increase) in inventory	973,259	(1,072,000)
Decrease (increase) in prepaid expenses	(69,061)	139,168
Increase (decrease) in accounts payable and accrued liabilities	(1,217,243)	687,310
Decrease in deferred revenue	(2,390,160)	(686,572)
Net cash provided by operating activities	5,802,911	4,916,489

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,290,604)	(2,018,815)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	672,000
Payments on long-term debt and financing leases	(2,429,656)	(2,390,138)
Proceeds from revolving loan	1,250,000	690,000
Payments on revolving loan	(2,690,000)	(972,000)
Payments on related party note payable and financing lease	(751,821)	(222,384)
Payments for debt issuance costs	-	(3,360)
Dividends paid on preferred stock	(166,028)	(224,555)
Distributions paid by non-controlling interest	(104,400)	(121,800)
Net cash used in financing activities	(4,891,905)	(2,572,237)
Net Increase (Decrease) in Cash	(379,598)	325,437
Cash, beginning of period	1,131,850	1,255,408
Cash, end of period	$752,252	$1,580,845
Non-cash Activities:
Capital expenditures in accounts payable	$282,540	$507,851
Equipment transferred from inventory	$26,750	$-
Preferred dividend accrual	$81,918	$102,637
Supplemental information:
Interest paid	$632,488	$913,992

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2020, the results of its operations for the six months and three months ended November 30, 2020 and 2019 and its cash flows for the six months ended November 30, 2020 and 2019. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2020 and the notes thereto included in the Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect at November 30 are as follows:

	2020	2019

Preferred stock convertible into common stock	-	3,333,333

The following tables set forth the computation of basic and diluted earnings per share.

For the six months ended November 30, 2020 and 2019:

	2020	2019
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,733,381	$746,678
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Income per share of common stock - basic	$0.06	$0.03

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,733,381	$746,678
Add: Preferred stock dividends for assumed conversion	163,836	-
Net income allocated to common stockholders	$1,897,217	$746,678
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	4,002,150	644,231
Weighted average common stock outstanding - diluted	32,363,351	29,005,432
Income per share of common stock – diluted	$0.06	$0.03

For the three months ended November 30, 2020 and 2019:

	2020	2019
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$873,180	$304,428
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Income per share of common stock - basic	$0.03	$0.01

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$873,180	$304,428
Add: Preferred stock dividends for assumed conversion	81,918	-
Net income allocated to common stockholders	$955,098	$304,428
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	4,002,482	639,959
Weighted average common stock outstanding - diluted	32,363,683	29,001,160
Income per share of common stock – diluted	$0.03	$0.01

Note 3. Inventory

Inventory consists of the following:

	November 30,	May 31,
	2020	2020
Raw materials	$1,586,089	$1,953,957
Finished goods	1,643,797	2,275,938
Total inventory	$3,229,886	$4,229,895

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	November 30, 2020	May 31, 2020
Production machinery and equipment	$51,262,623	$51,637,883
Plant buildings and land	6,931,302	6,881,326
Leasehold improvements	1,428,281	1,323,535
Furniture and fixtures	601,586	601,586
	60,223,792	60,444,330

Less: Accumulated depreciation and amortization	(27,795,521)	(26,301,923)

Net Property, Plant and Equipment	$32,428,271	$34,142,407

Production machinery includes deposits on equipment in the amount of $207,160 at November 30, 2020, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,722,741 at November 30, 2020.

Depreciation expense, including amortization expense related to financing leases, for the six months ended November 30, 2020 and 2019 was $3,018,922 and $2,557,936, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $715,000 for the each of the six months ended November 30, 2020 and 2019.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $24,000 for each of the six months ended November 30, 2020 and 2019. As of November 30, 2020, future minimum payments under the non-cancelable operating lease for the remaining two years are $48,000 and $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone periodically purchases material and pallets from TriEnda. Purchases for the six months ended November 30, 2020 and 2019 totaled $52,356 and $5,400, respectively. As of November 30, 2020, Greystone owed $40,800 to TriEnda for such purchases.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $236,250 and $271,320 for the six months ended November 30, 2020 and 2019, respectively. The account receivable due from Green at November 30, 2020 was $129,150.

Note 6. Long-term Debt

Debt as of November 30, 2020 and May 31, 2020 is as follows:

	November 30,	May 31,
	2020	2020
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$2,046,067	$2,459,854

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	1,037,291	1,165,774

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	815,983	1,136,455

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	573,469	696,174

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,398,571	2,752,293

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	814,314	837,811

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2022	1,100,000	2,540,000

Paycheck Protection Program note, interest rate of 1.0%, maturing April 13, 2022	3,034,000	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,157,320	2,261,425

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,323,295	1,461,726

Note payable to Robert Rosene, 7.5% interest, due January 15, 2022	3,649,878	4,253,228

Other	165,810	183,156
Total long-term debt	19,115,998	22,781,896
Debt issuance costs, net of amortization	(33,306)	(35,886)
Total debt, net of debt issuance costs	19,082,692	22,746,010
Less: Current portion of long-term debt	(5,195,878)	(4,416,377)
Long-term debt, net of current portion	$13,886,814	$18,329,633

The prime rate of interest as of November 30, 2020 was 3.25%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $76,705 per month), (ii) Term Loan C over a seven-year period beginning November 30, 2017 (currently $25,205 per month), (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v), Term Loan F over a five-year period beginning February 28, 2019 (currently $68,402 per month) and (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,466 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, as defined in the IBC Loan Agreement, not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2022. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was $2,900,000 at November 30, 2020.

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

Paycheck Protection Program (“PPP”) Loan

On April 10, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with IBC for $3,034,000. The PPP loan bears interest at 1.0% per annum, with monthly payments of principal and interest in the amount of $236,909 commencing on April 14, 2021 and maturing April 10, 2022. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company believes that the proceeds from the PPP loan were used for qualifying expenses in accordance with the terms in the CARES Act and plans to apply for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements. However, there is no assurance that all or any portion of the PPP loan will be forgiven.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2022. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at November 30, 2020 was $3,649,878.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2020 are $5,195,878, $8,929,312, $3,493,294, $1,373,137 and $124,377.

Note 7. Leases

Financing Leases

Financing leases as of November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
Non-cancellable financing leases	$4,500,077	$5,455,656
Less: Current portion	(1,920,854)	(1,838,251)
Non-cancellable financing leases, net of current portion	$2,579,223	$3,617,405

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and an effective interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $153,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 at November 30, 2020. Amortization of the carrying amount of $505,935 and $416,314 was included in depreciation expense for the six months ended November 30, 2020 and 2019, respectively.

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

Lease Summary Information

For the periods ending November 30, 2020 and 2019:

	2020	2019
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$505,935	$416,000
Interest on lease liabilities	156,059	220,255
Operating lease expense	40,941	39,650
Short-term lease expense	723,443	797,835
Total	$1,426,378	$1,473,740

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$156,059	$220,255
Financing cash flows	$955,580	$911,529
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$40,941	$39,650
Right-of-use assets obtained in exchange for lease liabilities -
Operating leases	$-	$67,750
Weighted-average remaining lease term (in years) -
Financing leases	2.3	3.2
Operating leases	2.4	3.5
Weighted-average discount rate -
Financing leases	7.4%	7.1%
Operating leases	5.2%	5.3%

Future minimum lease payments under non-cancelable leases as of November 30, 2020, are approximately:

	Financing Leases	Operating Leases
Twelve months ended November 30, 2021	$2,186,436	$81,881
Twelve months ended November 30, 2022	1,991,930	37,881
Twelve months ended November 30, 2023	701,171	27,751
Twelve months ended November 30, 2024	23,669	9,037
Twelve months ended November 30, 2025	3,593	-
Total future minimum lease payments	4,906,799	156,550
Present value discount	406,722	11,281
Present value of minimum lease payments	$4,500,077	$145,269

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $3,770,160 and $686,572 during the six months ended November 30, 2020 and 2019, respectively. Customer advances received during the six months ended November 30, 2020 and 2019 were $1,380,000 and $-0-, respectively. The unrecognized balance of deferred revenue as of November 30, 2020 and May 31, 2020, was $1,403,007 and $3,793,167, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 0.8% and 4.7% of sales during the six months ended November 30, 2020 and 2019, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2020 and 2019, respectively, were as follows:

Category	2020	2019
End User Customers	86%	89%
Distributors	14%	11%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 86% and 88% of its total sales from four customers during the six months ended November 30, 2020 and 2019, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $524,321 and $1,019,279 in fiscal years 2021 and 2020, respectively, were from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2020, Greystone is indebted to Mr. Rosene in the amount of $3,649,878 for a note payable due January 15, 2022. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

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

Effective January 1, 2021, Greystone’s major customer in the beer industry notified Greystone that the customer will be diversifying its purchases of pallets for case goods with another vendor, but Greystone will continue to be the sole provider of the keg pallet to the customer. This change is expected to decrease Greystone’s annual revenues in the range of about 4% to 5%. Greystone will continue to purchase damaged pallets from the customer. Management has evaluated this impact in conjunction with other contractual adjustments that were made with the customer, and management does not expect that this impact will have a material adverse effect on Greystone’s consolidated financial statements.

Note 12. Commitments

As of November 30, 2020, Greystone had commitments totaling $445,040 toward the purchase of production equipment.

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

References to fiscal year 2021 refer to the six months and three months ended November 30, 2020. References to fiscal year 2020 refer to the six months and three months ended November 30, 2019.

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

Personnel

Greystone had approximately 272 and 268 full-time employees as of November 30, 2020 and 2019, respectively. In addition, employee recruitment is outsourced to certain personnel agencies. Greystone employed 37 and 145 personnel through these agencies as of November 30, 2020 and 2019.

Six Months Ended November 30, 2020 Compared to Six Months Ended November 30, 2019

Sales

Sales for fiscal year 2021 were $33,091,494 compared to $38,167,971 in fiscal year 2020 for a decrease of $5,076,477. While the number of pallets sold during fiscal year 2021 increased by approximately 3% over fiscal year 2020, the overall decrease in the value of sales in fiscal year 2021 from fiscal year 2020 was primarily due to changes in the manufacturing process for certain pallets and the related pricing for such pallets.

Greystone had four customers which accounted for approximately 86% and 88% of sales in fiscal years 2021 and 2020, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Effective January 1, 2021, Greystone’s major customer in the beer industry notified Greystone that the customer will be diversifying its purchases of pallets for case goods with another vendor, but Greystone will continue to be the sole provider of the keg pallet to the customer. This change is expected to decrease Greystone’s annual revenues in the range of about 4% to 5%. Greystone will continue to purchase damaged pallets from the customer. Management has evaluated this impact in conjunction with other contractual adjustments that were made with the customer, and management does not expect that this impact will have a material adverse effect on Greystone’s consolidated financial statements.

Cost of Sales

Cost of sales in fiscal year 2021 was $27,032,690, or 82% of sales, compared to $33,656,973, or 88% of sales, in fiscal year 2020. The decrease in the ratio of cost of sales to sales in fiscal year 2021 from the ratio during fiscal year 2020 is primarily the result of improved profit margins from changes in the manufacturing process for certain pallets, increases in pallet production per machine attributable to the utilization of new tools in managing the injection molding machines and an increase of in-house capacity for grinding and pelletizing plastic material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,471,457 in fiscal year 2021 compared to $2,190,228 in fiscal year 2020 for an increase of $281,229 or 12.8%. The primary reason for the increase in fiscal year 2021 over fiscal year 2020 was due to a mix of items including increased costs for administrative personnel, costs for resolution of a breach in the Company’s email system, legal fees and research and development costs to develop an acceptable fire retardant for Greystone pallets.

Other Income (Expenses)

Other income from sales of scrap material was $8,944 in fiscal year 2021 compared to $4,913 in fiscal year 2020.

Interest expense was $653,060 in fiscal year 2021 compared to $913,699 in fiscal year 2020 for a decrease of $260,639. There was a reduction in total debt of approximately $2,270,000 from the outstanding balances at November 30, 2019 to November 30, 2020. In addition, the debt as of November 30, 2020 included a Paycheck Protection Program note in the amount of $3,034,000 which bears an interest rate of 1.0% and the prime rate of interest was 3.25% as of November 30, 2020 compared to 4.75% at November 30, 2019.

Provision for Income Taxes

The provision for income taxes was $911,000 and $320,000 in fiscal years 2021 and 2020, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges which have no tax benefit, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $2,032,231 in fiscal year 2021 compared to $1,091,984 in fiscal year 2020 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2021 was $1,733,381, or $0.06 per share, compared $746,678, or $0.03 per share, in fiscal year 2020 primarily for the reasons discussed above.

Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

Sales

Sales for fiscal year 2021 were $15,523,318 compared to $19,503,462 in fiscal year 2020 for a decrease of $3,980,144. While there was a slight decline of 3% of the number of pallets sold during fiscal year 2021 from fiscal year 2020, the overall decrease in the value of sales in fiscal year 2021 from fiscal year 2020 was primarily due to changes in the manufacturing process for certain pallets and the related pricing for such pallets.

Greystone had four customers which accounted for approximately 84% and 88% of sales in fiscal years 2021 and 2020, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Effective January 1, 2021, Greystone’s major customer in the beer industry notified Greystone that the customer will be diversifying its purchases of pallets for case goods with another vendor, but Greystone will continue to be the sole provider of the keg pallet to the customer. This change is expected to decrease Greystone’s annual revenues in the range of about 4% to 5%. Greystone will continue to purchase damaged pallets from the customer. Management has evaluated this impact in conjunction with other contractual adjustments that were made with the customer, and management does not expect that this impact will have a material adverse effect on Greystone’s consolidated financial statements.

Cost of Sales

Cost of sales in fiscal year 2021 was $12,423,073, or 80% of sales, compared to $17,353,239, or 89% of sales, in fiscal year 2020. The decrease in the ratio of cost of sales to sales in fiscal year 2021 from the ratio during fiscal year 2020 is primarily the result of improved profit margins from changes in the manufacturing process for certain pallets, increases in pallet production per machine attributable to the utilization of new tools in managing the injection molding machines and an increase of in-house capacity for grinding and pelletizing plastic material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,331,219 in fiscal year 2021 compared to $1,112,630 in fiscal year 2020 for an increase of $218,589 or 19.6%. The increase in fiscal year 2021 over fiscal year 2020 was due to a mix of items including increased costs for administrative personnel, costs for resolution of a breach in the Company’s email system, legal fees and research and development costs to develop an acceptable fire retardant for Greystone pallets.

Other Income (Expenses)

Other income from sales of scrap material was $2,434 in fiscal year 2021 compared to $2,880 in fiscal year 2020.

Interest expense was $291,387 in fiscal year 2021 compared to $432,788 in fiscal year 2020 for a decrease of $141,401. There was a reduction in total debt of approximately $2,270,000 from the outstanding balances at November 30, 2019 to November 30, 2020. In addition, the debt as of November 30, 2020 included a Paycheck Protection Program note in the amount of $3,034,000 which bears an interest rate of 1.0% and the prime rate of interest was 3.25% as of November 30, 2020 compared to 4.75% at November 30, 2019.

Provision for Income Taxes

The provision for income taxes was $457,000 and $135,000 in fiscal years 2021 and 2020, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges which have no tax benefit, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,023,073 in fiscal year 2021 compared to $472,685 in fiscal year 2020 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2021 was $873,180, or $0.03 per share, compared $304,428, or $0.01 per share, in fiscal year 2020 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2020 is as follows:

Cash provided by operating activities	$5,802,911

Cash used in investing activities	$(1,290,604)

Cash used in financing activities	$(4,891,905)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt	$19,115,998	$5,195,878	$12,422,606	$1,497,514
Financing lease rents	$4,906,799	$2,186,436	$2,693,101	$27,262
Operating lease rents	$156,550	$81,881	$65,632	$9,037
Commitments	$445,040	$445,040	$-	$-

Greystone had a working capital deficit of $(4,094,706) at November 30, 2020. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2020, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2020, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2020.

During the three months ended November 30, 2020, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2020 and May 31, 2020, (ii) the Consolidated Statements of Income for the six months and three months ended November 30, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 14, 2021	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 14, 2021	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2020 and May 31, 2020, (ii) the Consolidated Statements of Income for six months and three months ended November 30, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

