Form 10-Q
period 2021-02-28
GREYSTONE LOGISTICS, INC.
filed 2021-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Yes [  ] No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 9, 2021 - 28,361,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2021	May 31, 2020
Assets
Current Assets:
Cash	$583,110	$1,131,850
Accounts receivable -
Trade	4,380,658	6,670,771
Related parties	118,240	94,351
Inventory	3,450,619	4,229,895
Prepaid expenses	61,052	7,488
Total Current Assets	8,593,679	12,134,355
Property, Plant and Equipment, net	31,776,809	34,142,407
Right-of-Use Operating Lease Assets	127,141	181,525
Total Assets	$40,497,629	$46,458,287

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$5,019,221	$4,416,377
Current portion of financing leases	1,775,721	1,838,251
Current portion of operating leases	68,152	74,024
Accounts payable and accrued liabilities	4,722,107	4,929,234
Deferred revenue	881,367	3,793,167
Preferred dividends payable	80,137	84,110
Total Current Liabilities	12,546,705	15,135,163
Long-Term Debt, net of current portion and debt issue costs	12,679,341	18,329,633
Financing Leases, net of current portion	2,272,854	3,617,405
Operating Leases, net of current portion	58,989	107,501
Deferred Tax Liability	2,366,052	1,109,052
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(44,440,255)	(46,807,092)
Total Greystone Stockholders’ Equity	9,353,350	6,986,513
Non-controlling interest	1,220,338	1,173,020
Total Equity	10,573,688	8,159,533

Total Liabilities and Equity	$40,497,629	$46,458,287

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Nine Months Ended February 28(29),

(Unaudited)

	2021	2020

Sales	$47,602,690	$57,906,777

Cost of Sales	38,986,912	49,279,904

Gross Profit	8,615,778	8,626,873

Selling, General and Administrative Expenses	3,639,883	3,438,424

Operating Income	4,975,895	5,188,449

Other Income (Expense):
Other income	19,122	9,304
Interest expense	(923,289)	(1,333,827)

Income before Income Taxes	4,071,728	3,863,926
Provision for Income Taxes	1,257,000	807,000
Net Income	2,814,728	3,056,926

Income Attributable to Non-controlling Interest	(203,918)	(195,717)

Preferred Dividends	(243,973)	(314,726)

Net Income Attributable to Common Stockholders	$2,366,837	$2,546,483

Income Per Share of Common Stock -
Basic and Diluted	$0.08	$0.09

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,363,012	29,003,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28(29),

(Unaudited)

	2021	2020

Sales	$14,511,196	$19,738,806

Cost of Sales	11,954,222	15,622,931

Gross Profit	2,556,974	4,115,875

Selling, General and Administrative Expenses	1,168,426	1,248,196

Operating Income	1,388,548	2,867,679

Other Income (Expense):
Other income	10,178	4,391
Interest expense	(270,229)	(420,128)

Income before Income Taxes	1,128,497	2,451,942
Provision for Income Taxes	346,000	487,000
Net Income	782,497	1,964,942

Income Attributable to Non-controlling Interest	(68,904)	(65,411)

Preferred Dividends	(80,137)	(99,726)

Net Income Attributable to Common Stockholders	$633,456	$1,799,805

Income Per Share of Common Stock -
Basic and Diluted	$0.02	$0.06

Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	29,029,157	32,332,832

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28(29), 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $2.25 per share	-	-	-	-	-	(112,363)	(112,363)	-	(112,363)
Net income	-	-	-	-	-	554,613	554,613	64,686	619,299
Balances, August 31, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,666,427)	3,127,178	1,138,757	4,265,935
Cash distributions	-	-	-	-	-	-	-	(69,600)	(69,600)
Preferred dividends, $2.05 per share	-	-	-	-	-	(102,637)	(102,637)	-	(215,000)
Net income	-	-	-	-	-	407,065	407,065	65,620	472,685
Balances, November 30, 2019	50,000	5	28,361,201	2,836	53,790,764	(50,361,999)	3,431,606	1,134,777	4,566,383
Cash distributions	-	-	-	-	-	-	-	(41,400)	(41,400)
Preferred dividends, $2.00 per share	-	-	-	-	-	(99,726)	(99,726)	-	(99,726)
Net income	-	-	-	-	-	1,899,531	1,899,531	65,411	1,964,942
Balances, February 29, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(48,562,194)	$5,231,411	$1,158,788	$6,390,199

Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158
Balances, August 31, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,946,891)	7,846,714	1,187,859	9,034,573
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	955,098	955,098	67,975	1,023,073
Balances, November 30, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,073,711)	8,719,894	1,203,634	9,923,528
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.60 per share	-	-	-	-	-	(80,137)	(80,137)	-	(80,137)
Net income	-	-	-	-	-	713,593	713,593	68,904	782,497
Balances, February 28, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(44,440,255)	$9,353,350	$1,220,338	$10,573,688

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended February 28(29),

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income	$2,814,728	$3,056,926
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,400,422	3,915,774
Deferred tax expense	1,257,000	807,000
Decrease in trade accounts receivable	2,290,113	447,228
Increase in related party receivables	(23,889)	(79,014)
Decrease (increase) in inventory	752,526	(1,255,108)
Decrease (increase) in prepaid expenses	(53,564)	209,453
Increase (decrease) in accounts payable and accrued liabilities	39,602	(1,278,393)
Increase (decrease) in deferred revenue	(2,911,800)	3,739,526
Net cash provided by operating activities	8,565,138	9,563,392

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,252,271)	(3,686,791)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	672,000
Principal payments on long-term debt and financing leases	(3,631,852)	(3,679,145)
Proceeds from revolving loan	1,250,000	2,180,000
Principal payments on revolving loan	(3,190,003)	(4,295,000)
Principal payments on related party note payable and financing lease	(885,206)	(359,212)
Payments for debt issuance costs	-	(3,360)
Dividends paid on preferred stock	(247,946)	(327,192)
Distributions paid to non-controlling interest	(156,600)	(163,200)
Net cash used in financing activities	(6,861,607)	(5,975,109)
Net Decrease in Cash	(548,740)	(98,508)
Cash, beginning of period	1,131,850	1,255,408
Cash, end of period	$583,110	$1,156,900
Non-cash Activities:
Capital expenditures in accounts payable	$48,379	$92,945
Equipment acquired through financing leases	$-	$612,124
Addition of right-to-use equipment by operating leases	$-	$67,750
Equipment transferred from inventory	$26,750	$-
Preferred dividend accrual	$80,137	$99,726
Supplemental information:
Interest paid	$897,045	$1,327,149

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2021, the results of its operations for the nine months and three months ended February 28(29), 2021 and 2020 and its cash flows for the nine months ended February 28(29), 2021 and 2020. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2020 and the notes thereto included in the Form 10-K for such period. The results of operations for the nine months and three months ended February 28(29), 2021 and 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, LLC (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect at February 28(29) are as follows:

	2021	2020
For the nine months ended February 28(29):
Preferred stock convertible into common stock	-	3,333,333
For the three months ended February 28(29):
Preferred stock convertible into common stock	3,333,333	-

The following tables set forth the computation of basic and diluted earnings per share.

Nine months ended February 28(29), 2021 and 2020:
	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,366,837	$2,546,483
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Income per share of common stock - basic	$0.08	$0.09

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,366,837	$2,546,483
Add: Preferred stock dividends for assumed conversion	243,973	-
Net income allocated to common stockholders	$2,610,810	$2,546,483
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	4,001,811	642,000
Weighted average common stock outstanding - diluted	32,363,012	29,003,201
Income per share of common stock – diluted	$0.08	$0.09

Three months ended February 28(29), 2021 and 2020:
	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$633,456	$1,799,805
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Income per share of common stock - basic	$0.02	$0.06

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$633,456	$1,799,805
Add: Preferred stock dividends for assumed conversion	-	99,726
Net income allocated to common stockholders	$633,456	$1,899,531
Denominator -
Weighted-average shares outstanding - basic	28,361,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	667,956	3,971,631
Weighted average common stock outstanding - diluted	29,029,157	32,332,832
Income per share of common stock – diluted	$0.02	$0.06

Note 3. Inventory

Inventory consists of the following:

	February 28,	May 31,
	2021	2020
Raw materials	$1,249,581	$1,953,957
Finished goods	2,201,038	2,275,938
Total inventory	$3,450,619	$4,229,895

Note 4. Property, Plant and Equipment:

A summary of property, plant and equipment is as follows:

	February 28, 2021	May 31, 2020
Production machinery and equipment	$51,617,534	$51,637,883
Plant buildings and land	6,955,699	6,881,326
Leasehold improvements	1,487,398	1,323,535
Furniture and fixtures	601,586	601,586
	60,662,217	60,444,330

Less: Accumulated depreciation and amortization	(28,885,408)	(26,301,923)

Net Property, Plant and Equipment	$31,776,809	$34,142,407

Production machinery includes deposits on equipment in the amount of $425,601 as of February 28, 2021, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,693,773 as of February 28, 2021.

Depreciation expense, including amortization expense related to financing leases, for the nine months ended February 28(29), 2021 and 2020 was $4,397,890 and $3,911,904, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for the each of the nine months ended February 28(29), 2021 and 2020.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $36,000 for each of the nine months ended February 28(29), 2021 and 2020. As of February 28, 2021, future minimum payments under the non-cancelable operating lease for the remaining ten months are $40,000.

TriEnda Holdings, LLC

TriEnda Holdings, LLC (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone’s transactions with TriEnda include periodic material and pallet sales and/or purchases. Purchases for the nine months ended February 28(29), 2021 and 2020 totaled $52,356 and $5,400, respectively. Sales for the nine months ended February 28(29), 2021 and 2020 totaled $54,871 and $111, respectively, with an account receivable due from TriEnda as of February 28, 2021 of $11,140.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $343,350 and $393,720 for the nine months ended February 28(29), 2021 and 2020, respectively. The account receivable due from Green as of February 28, 2021 was $107,100.

Note 6. Long-term Debt

Long-term debt is as follows:

	February 28,	May 31,
	2021	2020
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$1,835,674	$2,459,854

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	971,835	1,165,774

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	652,801	1,136,455

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2023	510,988	696,174

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,218,297	2,752,293

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	801,931	837,811

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2023	599,997	2,540,000

Paycheck Protection Program note, interest rate of 1.0%, maturing April 10, 2022	3,034,000	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	2,103,687	2,261,425

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,252,930	1,461,726

Note payable to Robert Rosene, 7.5% interest, due January 15, 2023	3,592,783	4,253,228

Other	156,993	183,156
Total long-term debt	17,731,916	22,781,896
Debt issuance costs, net of amortization	(33,354)	(35,886)
Total debt, net of debt issuance costs	17,698,562	22,746,010
Less: Current portion of long-term debt	(5,019,221)	(4,416,377)
Long-term debt, net of current portion	$12,679,341	$18,329,633

The prime rate of interest as of February 28, 2021 was 3.25%.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance as follows: (i) Term Loan A over a seven-year period beginning February 29, 2016 (currently $76,728 per month), (ii) Term Loan C over a seven-year period beginning November 30, 2017 (currently $25,205 per month), (iii) Term Loan D over a four-year period beginning February 10, 2019 (currently $57,469 per month), (iv) Term Loan E over a four-year period beginning February 10, 2019 (currently $23,060 per month), (v), Term Loan F over a five-year period beginning February 28, 2019 (currently $68,966 per month) and (vi) Term Loan G over a fifteen-year period beginning April 30, 2019 (currently $7,091 per month). The monthly payments of principal and interest on the IBC term loans may vary as a result of changes in the prime rate of interest.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, as defined in the IBC Loan Agreement, not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2023. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was approximately $3.4 million as of February 28, 2021.

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

Paycheck Protection Program Loan

On April 10, 2020, Greystone received a SBA Payroll Protection Program (“PPP Loan”) loan through IBC (“lender”) in the amount of $3,034,000 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan bears interest at 1.0% per annum. The Paycheck Protection Program provides that the PPP Loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Paycheck Protection Flexibility Act of 2020 extended the deferral for PPP Loan payments to the date SBA remits the borrower’s loan forgiveness amount to the lender providing the loan forgiveness application is submitted to lender within 10 months after the end of the loan forgiveness covered period. Greystone has qualified for the deferral. Because the response date from SBA cannot be determined at this time, Greystone has assumed that the monthly contractual rate of $170,803 will begin May 10, 2021 with a balloon payment on the maturity date.

Greystone believes that the proceeds from the PPP Loan were used for qualifying expenses in accordance with the terms in the CARES Act. However, there is no assurance that all or any portion of the PPP Loan will be forgiven.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2023. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note at February 28, 2021 was $3,592,783.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 28, 2021 are $5,019,221, $8,376,862, $3,158,970, $1,144,690 and $32,173.

Note 7. Leases

Financing Leases

Financing leases are as follows:

	February 28, 2021	May 31, 2020
Non-cancellable financing leases	$4,048,575	$5,455,656
Less: Current portion	(1,775,721)	(1,838,251)
Non-cancellable financing leases, net of current portion	$2,272,854	$3,617,405

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 as of February 28, 2021. Amortization of the carrying amount of $758,902 and $653,942 was included in depreciation expense for the nine months ended February 28(29), 2021 and 2020, respectively.

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

Lease Summary Information

For the nine months ended February 28(29):

	2021	2020
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$758,902	$653,942
Interest on lease liabilities	218,088	355,692
Operating lease expense	61,411	63,185
Short-term lease expense	1,117,628	1,207,008
Total	$2,156,029	$2,279,827

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$218,088	$355,692
Financing cash flows	$1,407,081	$1,487,489
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$61,411	$63,185
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$-	$612,124
Operating leases	$-	$67,750
Weighted-average remaining lease term (in years) -
Financing leases	2.8	3.6
Operating leases	2.2	3.0
Weighted-average discount rate -
Financing leases	7.4%	7.1%
Operating leases	5.2%	5.2%

Future minimum lease payments under non-cancelable leases as of February 28, 2021, are approximately:

	Financing Leases	Operating Leases
Twelve months ended February 28, 2022	$2,017,791	$73,881
Twelve months ended February 28, 2023	1,816,377	33,881
Twelve months ended February 29, 2024	561,855	23,154
Twelve months ended February 28, 2025	16,422	5,164
Twelve months ended February 28, 2026	1,798	-
Total future minimum lease payments	4,414,243	136,080
Present value discount	365,668	8,939
Present value of minimum lease payments	$4,048,575	$127,141

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Greystone recognized $4,291,800 and $2,242,184 into revenue from customer advances during the nine months ended February 28(29), 2021 and 2020, respectively. Customer advances received during the nine months ended February 28(29), 2021 and 2020 were $1,380,000 and $5,981,710, respectively. The unrecognized balance of deferred revenue as of February 28, 2021 and May 31, 2020, was $881,367 and $3,793,167, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 0.8% and 3.8% of sales during the nine months ended February 28(29), 2021 and 2020, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28(29), 2021 and 2020, respectively, were as follows:

Category	2021	2020
End User Customers	85%	88%
Distributors	15%	12%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 85% and 87% of its total sales from four customers during the nine months ended February 28(29), 2021 and 2020, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $642,968 and $1,409,045 in fiscal years 2021 and 2020, respectively, were from one of its major customers.

As of February 28, 2021, Greystone is indebted to Robert Rosene, a Greystone director, in the amount of $3,592,783 for a note payable due January 15, 2023. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

COVID-19 Risks. The impact of COVID-19 has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The limitations on employment as a result of the virus appear to be waning as a result of the introduction of vaccines to protect against COVID-19, but it is too early to confirm especially with the introduction of the recent variants of the virus. Management is optimistic, but the longer the virus or its variants stays active, the greater the uncertainty.

Legal Proceeding

On February 1, 2021, iGPS Logistics, LLC (“iGPS”), filed a Demand for Arbitration (the “Demand”) with the International Centre for Dispute Resolution of the American Arbitration Association (the “AAA”) against Greystone Manufacturing, LLC (“GSM”). iGPS alleges breaches by GSM under that certain manufacturing supply agreement dated as of December 16, 2015, by and between iGPS and GSM (the “MSA”) and the implied covenant of good faith and fair dealing, including, among other things, with respect to (1) improperly terminating the MSA, (2) improperly seeking to revoke its warranty of workmanship and materials, (3) failing to utilize a lower-priced and higher-quality PiRod, (4) making knowing false representations about compliance with UL certification requirements, and (5) refusing to permit an audit. iGPS seeks, among other things, (a) a declaratory judgment that iGPS is entitled to an audit of GSM’s material costs, (b) damages in excess of $500,000, including pre-judgment and post-judgment interest, (c) indemnification pursuant to MSA, (d) a preliminary and permanent injunction preventing GSM from taking any actions that are contrary to the exclusivity and non-competition provisions of the MSA, and (e) fees, costs, and expenses of bringing the arbitration.

GSM denies the allegations set forth in the Demand and intends to vigorously defend itself. On March 1, 2021, GSM filed an Answer to the Demand with the AAA (the “Answer”). In its Answer, GSM states, among other things, (i) within the first year of the MSA, and repeatedly thereafter, iGPS made substantial and material reconfigurations of the original mold design, routinely demanding that GSM alone bear virtually all the increasing costs and provide warranties for the experimental redesigns iGPS demanded, (ii) the iGPS-GSM relationship changed dramatically in 2019 after a leadership change, (iii) the new iGPS leadership began disclaiming the understandings reached between iGPS and GSM in the earlier years, (iv) although GSM terminated the MSA on March 17, 2020, it has not missed a run on any of the pallets sold to iGPS even to today, nearly a year after termination, and (v) GSM has not breached the exclusivity and non-competition provisions of the MSA. GSM seeks, among other things, (A) certain declaratory awards, (B) damages, including pre-judgment and post-judgment interest, and (C) attorney’s fees, costs, and expenses associated with the arbitration.

Greystone continues to manufacture and sell plastic pallets to iGPS.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, Greystone currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 12. Commitments

As of February 28, 2021, Greystone had commitments totaling $504,609 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone’s plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

●	expansion and growth of Greystone’s business and operations;
●	future financial performance;
●	future acquisitions and developments;
●	potential sales of products;
●	future financing activities; and
●	business strategy.

These forward-looking statements are based on assumptions that Greystone believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting Greystone’s business. However, whether actual results and developments will conform to Greystone’s expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including those factors more fully described under the section “Risk Factors” in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of Greystone’s Form 10-K for the fiscal year ended May 31, 2020, which was filed on August 24, 2020. In addition, Greystone’s historical financial performance is not necessarily indicative of the results that may be expected in the future and Greystone believes that such comparisons cannot be relied upon as indicators of future performance.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly-owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates the variable interest entity, Greystone Real Estate, LLC (“GRE”). All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2021 refer to the nine months and three months ended February 28, 2021. References to fiscal year 2020 refer to the nine months and three months ended February 29, 2020.

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

Personnel

Greystone had approximately 260 and 266 full-time employees as of February 28(29), 2021 and 2020, respectively. In addition, employee recruitment is outsourced to certain personnel agencies. Greystone employed 61 and 116 personnel through these agencies as of February 28(29), 2021 and 2020.

Nine Months Ended February 28, 2021 Compared to Nine Months Ended February 29, 2020

Sales

Sales for fiscal year 2021 were $47,602,690 compared to $57,906,777 in fiscal year 2020 for a decrease of $10,304,087, or 18%. The decrease in sales from fiscal year 2020 to fiscal year 2021 is the result of changes in pallet pricing resulting from modifications to the manufacturing process for certain pallets, approximately 10%, and a decline in the number of pallets sold, approximately 8%. Greystone considers the decline in the number of pallets sold predominantly as a timing issue due to purchase orders for pallets received subsequent to the end of the current quarter from one major customer totaling approximately $7.8 million and informal communications from one of our long-time major customers, from which we had previously reported an expected decline, that we believe indicates an increased allocation of purchases from Greystone. Further, despite the legal proceedings disclosed in Part II, Item 1, Legal Proceedings, Greystone continues to manufacture and ship pallets to iGPS Logistics, LLC.

Effective January 1, 2021, Greystone’s major customer in the beer industry notified Greystone that the customer will be diversifying its purchases of pallets for case goods with another vendor, but Greystone will continue to be the sole provider of the keg pallet to the customer. However, as noted above, Greystone unexpectedly received a call from the customer regarding the need for additional case pallets. A new case pallet purchase order was received from the customer in March 2021 with an expectation that additional purchases orders may follow.

Greystone had four customers which accounted for approximately 85% and 87% of sales in fiscal years 2021 and 2020, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2021 was $38,986,912, or 82% of sales, compared to $49,279,904, or 85% of sales, in fiscal year 2020. The decrease in the ratio of cost of sales to sales in fiscal year 2021 from fiscal year 2020 was primarily the result of improved profit margins from changes in the manufacturing process for certain pallets, increases in pallet production per machine attributable to the utilization of new tools in managing the injection molding machines and improvements in production efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,639,883 in fiscal year 2021 compared to $3,438,424 in fiscal year 2020 for an increase of $201,459 or 5.9%. The primary reason for the increase in fiscal year 2021 over fiscal year 2020 was due to a mix of items of which the significant items were costs for legal fees and research and development toward the development of an acceptable fire retardant for Greystone pallets.

Other Income (Expenses)

Other income from sales of scrap material was $19,122 in fiscal year 2021 compared to $9,304 in fiscal year 2020.

Interest expense was $923,289 in fiscal year 2021 compared to $1,333,827 in fiscal year 2020 for a decrease of $410,538. The decrease in interest expense from fiscal year 2020 compared to fiscal year 2021 is the result of decreases in debt and financing leases and a decrease in interest rates. The net reduction in debt and financing leases was approximately $6,457,000 from May 31, 2020 to February 28, 2021. The amount of debt and financing leases totaled approximately $24,583,000 as of February 29, 2020 compared to $21,780,000 as of February 28, 2021 for a decrease of $2,803,000. In addition, the debt as of February 28, 2021 included a Paycheck Protection Program note in the amount of $3,034,000 which bears an interest rate of 1.0%. The prime rate of interest was 3.25% as of February 28, 2021 compared to 4.75% as of February 29, 2020.

Provision for Income Taxes

The provision for income taxes was $1,257,000 and $807,000 in fiscal years 2021 and 2020, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges which have no tax benefit, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $2,814,728 in fiscal year 2021 compared to $3,056,926 in fiscal year 2020 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2021 was $2,366,837, or $0.08 per share, compared $2,546,483, or $0.09 per share, in fiscal year 2020 primarily for the reasons discussed above.

Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

Sales

Sales for fiscal year 2021 were $14,511,196 compared to $19,738,806 in fiscal year 2020 for a decrease of $5,227,610. The decrease in sales from fiscal year 2020 to fiscal year 2021 is primarily due to a decline in the number of pallets sold resulting from a reduction in demand from major customers including reduced purchase orders from a beer manufacturer.

Effective January 1, 2021, Greystone’s major customer in the beer industry notified Greystone that the customer will be diversifying its purchases of pallets for case goods with another vendor, but Greystone will continue to be the sole provider of the keg pallet to the customer. However, Greystone unexpectedly received a call from the customer regarding the need for additional case pallets. A new case pallet purchase order was received from the customer in March 2021 with an expectation that additional purchases orders may follow.

Greystone had four customers which accounted for approximately 82% and 87% of sales in fiscal years 2021 and 2020, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2021 was $11,954,222, or 82% of sales, compared to $15,622,931, or 79% of sales, in fiscal year 2020. Pallet production declined approximately 10% in fiscal year 2021 from fiscal year 2020. This decline accompanied with Greystone’s inflexible production cost structure is the primary reason for the increased ratio of cost of sales to sales in fiscal year 2021 compared to fiscal year 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,168,426 in fiscal year 2021 compared to $1,248,196 in fiscal year 2020 for a decrease of $79,770 or 6.4%. There were no significant factors contributing to this decrease.

Other Income (Expenses)

Other income from sales of scrap material was $10,178 in fiscal year 2021 compared to $4,391 in fiscal year 2020.

Interest expense was $270,229 in fiscal year 2021 compared to $420,128 in fiscal year 2020 for a decrease of $149,899. The decrease in interest expense from fiscal year 2020 compared to fiscal year 2021 is the result of decreases in debt and financing leases and a decrease in interest rates. The net reduction in debt and financing leases for the quarter ended February 28, 2021 was approximately $1,835,000. The amount of debt and financing leases totaled approximately $24,583,000 at February 29, 2020 compared to $21,780,000 at February 28, 2021 for a decrease of $2,803,000. In addition, the debt as of February 28, 2021 including a Paycheck Protection Program note in the amount of $3,034,000 which bears an interest rate of 1.0%. The prime rate of interest was 3.25% as of February 28, 2021 compared to 4.75% at February 29, 2020.

Provision for Income Taxes

The provision for income taxes was $346,000 and $487,000 in fiscal years 2021 and 2020, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges which have no tax benefit, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $782,497 in fiscal year 2021 compared to $1,964,942 in fiscal year 2020 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2021 was $633,456, or $0.02 per share, compared $1,799,805, or $0.06 per share, in fiscal year 2020 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2021 is as follows:

Cash provided by operating activities	$8,565,138

Cash used in investing activities	$(2,252,271)

Cash used in financing activities	$(6,861,607)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt	$17,731,916	$5,019,221	$11,535,832	$1,176,863
Financing lease rents	$4,414,243	$2,017,791	$2,378,232	$18,220
Operating lease rents	$136,080	$73,881	$57,035	$5,164
Commitments	$504,609	$504,609	$-	$-

Greystone had a working capital deficit of $(3,953,026) at February 28, 2021. The working capital deficit includes the current portion of the PPP Loan in the amount of $1,658,710. Greystone has submitted an application for forgiveness on the PPP Loan; however, there is no assurance that the PPP Loan will be forgiven.

To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2021, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial amount of Greystone’s debt financing has resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone and from loans provided by certain officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2020, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 28, 2021.

During the three months ended February 28, 2021, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See discussion of legal proceeding in Part I. Financial Information, Item 1. Financial Statements – Note 11. Concentrations, Risks and Uncertainties of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2021 and May 31, 2020, (ii) the Consolidated Statements of Income for the nine months and three months ended February 28(29), 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28(29), 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28(29), 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2021	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2021	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2021 and May 31, 2020, (ii) the Consolidated Statements of Income for nine months and three months ended February 28(29), 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28(29), 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28(29), 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

