Form 10-K
period 2021-05-31
GREYSTONE LOGISTICS, INC.
filed 2021-08-20
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $15,079,000 ($0.96 per share).

As of August 14, 2021, the issuer had outstanding a total of 28,361,201 shares of its $0.0001 par value common stock.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2021, Greystone had an aggregate in-house production capacity of approximately 180,000 pallets per month and uses a third-party manufacturer for certain pallets.

Greystone’s product line as of May 31, 2021 consists of the following:

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

Pallets are used worldwide for the transportation of goods and they are primarily made of wood. An estimated 80-90 percent of all U.S. commerce is carried on pallets which amounts to an estimated 2.6 billion pallets in circulation daily in the United States. The manufacture of wood pallets is estimated to consume more than 45 percent of total U.S. hardwood lumber production. “Pallets move the world,” says Dr. Marshall S. “Mark” White, an emeritus professor at Virginia Tech University and director of the William H. Sardo Jr. Pallet and Container Research Laboratory and Center for Packaging and Unit Load Design.

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

Nearly five years ago, Costco announced that it was going entirely to a block pallet. Biller believes Costco’s decision is a symptom of the overall trend towards block pallets rather than a driver. “Costco is part of a broader trend towards pallets that are easier to use, especially in an automated system or with pallet jacks,” Biller said. Block pallets fit both of those bills. She adds, “There’s also a bigger trend to turn products and processes that aren’t a core business to a third party and pallet management is definitely part of that trend.”

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

Employees

As of May 31, 2021, Greystone had 261 employees on full-time status. A temporary personnel service provides additional production personnel on an as needed basis of which there were 30 production personnel as of May 31, 2021.

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

Greystone derived a substantial portion of its revenue from four customers. These customers accounted for approximately 83% and 87% of total sales in fiscal years 2021 and 2020, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

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

Government Regulation

Although Greystone recycles approximately 88 million pounds of post-consumer plastic per year which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

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

Item 3. Legal Proceedings.

See discussion of legal proceeding in Part II. Item 8. Financial Statements and Supplementary Data – Note 14. Concentrations, Risks and Uncertainties of this Form 10-K, which is incorporated by reference into this Part I. Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
August 31, 2019	0.59	0.52
November 30, 2019	0.55	0.32
February 29, 2020	0.49	0.42
May 31, 2020	0.92	0.30
August 31, 2020	1.08	0.71
November 30, 2020	1.05	0.83
February 28, 2021	0.99	0.80
May 31, 2021	1.35	0.84

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately May 31, 2021, Greystone had approximately 218 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $407,329 and $426,918 in fiscal years 2021 and 2020, respectively.

Item 6. [Reserved.]

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

Greystone derives, and expects that in the foreseeable future it will continue to derive, a large portion of its revenue from a few large customers. Four customers currently account for approximately 83% of its total sales in fiscal year 2021 (87% in fiscal year 2020). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

As of May 31, 2021 and 2020, Greystone had 261 and 255 employees on full-time status, respectively. Temporary personnel from a personnel service entity are utilized as needed. There were 30 and 84 temporary personnel as of May 31, 2021 and 2020, respectively. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 180,000 plastic pallets per month, or 2,160,000 per year. Production levels generally vary proportionately with sales orders or restrictions to maintain quality of pallets.

Year Ended May 31, 2021 Compared to Year Ended May 31, 2020

Sales

Sales were $64,925,059 for fiscal year 2021 compared to $76,204,608 for fiscal year 2020 for a decrease of $11,279,549, or about 15%. The decrease in pallet sales from fiscal year 2020 to 2021 is principally due to (i) approximately 9.6% as a result of lowered pricing on certain pallets resulting from a customer delivering a portion of their own raw materials used in the manufacturing process of certain pallets, (ii) a net decrease of about 6.6% of total pallets sold and (iii) an offset of about 1.3% from increases in pricing for certain pallets. During the latter part of fiscal year 2021, locating and hiring new employees became a challenge for Greystone resulting in an inability to maintain full machine production time.

Greystone had four major customers who accounted for approximately 83% and 87% of total sales in fiscal year 2021 and 2020, respectively.

Cost of Sales

Cost of sales was $53,468,239 (82% of sales) and $64,721,749 (85% of sales) in fiscal years 2021 and 2020, respectively. The ratio of cost of sales to sales in fiscal year 2021 reflects a decrease over the ratio for fiscal year 2020 resulting from improved margins on certain pallets from repricing, improved efficiencies for pallet production, and increased capacity for in-house grinding and pelletizing recycled plastic. A decrease in supply of plastic resulted in prices increasing during the fourth quarter of fiscal year 2021, which is expected to carry into fiscal year 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expense was $5,202,231, (8.0% of sales) for fiscal year 2021 compared to $4,623,618 (6.1% of sales) for fiscal year 2020 for an increase of $578,613 or approximately 12.5%. The increase in SGA is principally due to arbitration as discussed in Part II, Item 3, Legal Proceedings.

Interest Expense

Interest expense was $1,177,799 in fiscal year 2021 compared to $1,705,351 in fiscal year 2020 for a decrease of $527,552. This decrease is primarily attributable to a net decrease in long-term debt and financing leases during fiscal year 2021 by approximately $5.9 million plus a net decrease in the IBC revolver loan by $2,540,000. Additionally, Greystone received a $3,034,000 PPP Loan in April 2020 which bears a 1% interest rate.

Provision for Income Taxes

The provision for income taxes was $1,480,590 in fiscal year 2021 compared to $209,000 in fiscal year 2020 for an increase of $1,271,590. The provision for income taxes was affected in fiscal year 2020, by a decrease in the valuation allowance for deferred taxes. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes, charges which have no tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $3,625,526 in fiscal year 2021 compared to $4,962,570 in fiscal year 2020 for a decrease of $1,337,044 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $3,030,165, or $0.11 per share, in fiscal year 2021 compared to $4,301,585, or $0.15 per share, in fiscal year 2020 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2021 is as follows:

Cash provided by operating activities	$15,182,629
Cash used in investing activities	$(2,905,640)
Cash used in financing activities	$(9,021,306)

Contractual obligations of Greystone as of May 31, 2021, excluding the PPP Loan of $3,034,000 which was forgiven by the SBA on June 11, 2021, were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$13,204,368	$3,236,113	$9,603,198	$365,057	$-
Financing lease rents	$3,880,065	$1,948,534	$1,919,227	$12,304	$-
Operating lease rents	$116,770	$61,881	$52,899	$1,990	$-
Commitments	$516,092	$516,092	$-	$-	$-

Greystone had a working capital deficit of $(2,601,748) as of May 31, 2021.

Greystone was approved for and received a $3,034,000 PPP Loan through a note payable with IBC. The PPP Loan has a 1.0% rate of interest and a six-month deferral of principal and interest payments; thereafter, monthly principal and interest payments of $177,803 are due over seventeen months with a final payment on April 10, 2022. The PPP Loan has provisions for debt forgiveness of all or a portion of the principal and interest if certain conditions are met. Effective June 11, 2021, IBC notified Greystone that the PPP Loan, including accrued interest, had been forgiven.

Greystone’s principal long-term debt obligations include a $4,000,000 revolving line of credit and several term notes with IBC with various maturities and a note payable to Mr. Rosene maturing on January 15, 2022. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2021, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone has received through May 31, 2021, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid the accrued dividends to its preferred stockholders during fiscal years 2021 and 2020 of $407,329 and $426,918, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2021 and 2020.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a five-year lease agreement at a rental rate of $4,000 per month.

Sale and leaseback transaction. Effective December 28, 2018, Greystone and Yorktown entered into an agreement whereby Greystone sold certain newly acquired equipment to Yorktown at net book value, $968,168 and leased the equipment from Yorktown under a four-year agreement at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the remaining twelve months. The lease agreement provides for a bargain purchase option of $10,000 at the end of the lease term on December 31, 2022.

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

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2023. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2021. This conclusion is based on an evaluation conducted under the supervision and participation of Greystone’s CEO and CFO along with Greystone’s management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2022
Larry J. LeBarre	Director	2022
Robert B. Rosene, Jr.	Director	2022
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 64 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma, and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 65, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 67, is President of Patriot Auto Group, L.L.C., which owns five auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 80, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2021, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2021, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2021 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2021, 2020 and 2020:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ending May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Warren F. Kruger,	2021	$360,000	$155,000	$-	$-	$12,852	$527,852
President and Chief	2020	$360,000	$25,000	$-	$-	$11,565	$396,565
Executive Officer	2019	$267,692	$102,708	$-	$-	$4,615	$375,015

William W. Rahhal,	2021	$200,000	$75,000	$-	$-	$6,389	$281,389
Chief Financial	2020	$200,000	$25,000	$-	$-	$4,705	$229,705
Officer	2019	$141,538	$53,752	$-	$-	$2,154	$197,444

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. In fiscal years 2021 and 2020, $50,000 and $50,000, respectively, was paid to each of Messrs. Kruger, Rosene and LeBarre.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2021, Greystone had one equity incentive plan under which equity securities have been authorized for issuance to Greystone’s directors, officers, employees and other persons who perform substantial services for or on behalf of Greystone. The following table provides certain information relating to such stock option plan during the year ended May 31, 2021:

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

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2021, Greystone had 28,361,201 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2021, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger Chairman, President and CEO 1613 East 15th Street Tulsa, OK 74120	10,523,521	(5)	34.76%	25,000	50.00%	10,273,521	32.41%

William W. Rahhal Chief Financial Officer 1613 East 15th Street Tulsa, OK 74120	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%

Robert B. Rosene, Jr. Director 1323 E. 71st Street, Suite 300 Tulsa, OK 74136	5,135,717	(7)	16.96%	25,000	50.00%	4,885,717	15.42%

Larry J. LeBarre Director 7518 Middlewood Street Houston, TX 77063	520,093	(8)	1.83%	-0-	-0-	520,093	1.64%

Topline Capital Partners, LLC 2913 3rd Street, Unit 201 Santa Monica, CA 90405	2,833,926	(9)	9.99%	-0-	-0-	2,833,396	8.94%

All Directors & Officers as a Group (4 persons)	16,487,215	(10)	51.21%	50,000	100.00%	15,987,215	50.44%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,694,534.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,587,855 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666.67 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666.67 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	This total includes 2,833,926 shares of common stock beneficially owned direct by Topline Capital Partners, LLC.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard and Topline Capital Partners, LLC. The total includes: (i) 12,653,882 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666.67 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666.67 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2021 and 2020, Greystone purchases from TriEnda totaled $143,589 and $9,620, respectively and sales to TriEnda totaled $123,166 and $6,758, respectively. As of May 31, 2021, TriEnda’s account payable to Greystone totaled $38,035.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $544,636 and $506,501 in fiscal years 2021 and 2020, respectively. As of May 31, 2021, the amount that Green owed to Greystone was $115,515.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2021 and May 31, 2020:

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees

Audit Fees(1)	$171,000	$166,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$171,000	$166,000

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2021 and May 31, 2020, respectively.

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

PART IV

Item 15.		Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

(3)	Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).
4.3	Certificate of Ownership and Merger, Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).
10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).
10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).
10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).
10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).
10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).
10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).
10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).
10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000. (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).
10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended May 31, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 20, 2021	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 20, 2021	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2021	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 20, 2021	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 20, 2021	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes

As discussed in Note 8 to the consolidated financial statements, management conducted a reassessment of Greystone’s ability to utilize its deferred tax assets. As of May 31, 2021, the Company had a valuation allowance of $1,601,134 recorded against its deferred tax assets.

We identified the evaluation of the deferred tax asset valuation allowance as a critical audit matter due to the high degree of subjectivity in evaluating all available positive and negative evidence to determine whether a valuation allowance for the deferred tax assets is needed. The evaluation included internally developed operating projections for which there was limited observable market information, and those operating projections were sensitive to possible changes to these key assumptions:

●	Forecasted revenues attributable to existing customers.
●	Gross profit margin on those forecasted revenues.
●	Forecasted annual earnings before income taxes.

The primary procedures we performed to address this critical audit matter included the following:

We performed sensitivity analyses to assess the impact of reasonable possible changes to forecasted revenues, gross profit, and taxable income. We evaluated the forecasted revenue by comparing the projections to the existing operations, and overall operational capacity of the Company. In connection with our assessment of the forecasts used in the valuation, we compared the forecasts to historical actual results, and further historical forecasts compared to historical actual results. With the assistance of our tax specialists, we evaluated the reasonability of the valuation allowance on the Company’s deferred tax assets with respect to the recoverability and utilization of net operating losses. We also tested the underlying source information and the mathematical accuracy of the calculations.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2007.

Tulsa, Oklahoma

August 20, 2021

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2021	2020
Assets
Current Assets:
Cash	$4,387,533	$1,131,850
Accounts receivable -
Trade	4,586,134	6,670,771
Related parties	153,550	94,351
Inventory	3,441,974	4,229,895
Prepaid expenses	52,315	7,488
Total Current Assets	12,621,506	12,134,355

Property, Plant and Equipment, net	30,998,988	34,142,407
Right-of-use Operating Lease Assets	109,013	181,525
Total Assets	$43,729,507	$46,458,287

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,236,113	$4,416,377
Current portion of financing leases	1,745,535	1,838,251
Current portion of operating leases	56,443	74,024
Accounts payable and accrued expenses	3,754,556	4,929,234
Deferred revenue	6,430,607	3,793,167
Preferred dividends payable	-	84,110
Total Current Liabilities	15,223,254	15,135,163

Long-Term Debt, net of current portion and debt issue costs	12,971,529	18,329,633
Financing Leases, net of current portion	1,848,472	3,617,405
Operating Leases, net of current portion	52,570	107,501
Deferred Tax Liability	2,380,642	1,109,052

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,361,201 shares issued and outstanding	2,836	2,836
Additional paid-in capital	53,790,764	53,790,764
Accumulated deficit	(43,776,927)	(46,807,092)
Total Greystone Stockholders’ Equity	10,016,678	6,986,513
Non-controlling interest	1,236,362	1,173,020
Total Equity	11,253,040	8,159,533

Total Liabilities and Equity	$43,729,507	$46,458,287

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2021	2020

Sales	$64,925,059	$76,204,608

Cost of Sales	53,468,239	64,721,749

Gross Profit	11,456,820	11,482,859

Selling, General and Administrative Expenses	5,202,231	4,623,618

Operating Income	6,254,589	6,859,241

Other Income (Expense):
Other income	29,326	17,680
Interest expense	(1,177,799)	(1,705,351)

Income before Income Taxes	5,106,116	5,171,570
Provision for Income Taxes	1,480,590	209,000
Net Income	3,625,526	4,962,570

Income Attributable to Non-controlling Interest	(272,142)	(262,149)

Preferred Dividends	(323,219)	(398,836)

Net Income Attributable to Common Stockholders	$3,030,165	$4,301,585

Income Per Share of Common Stock -
Basic	$0.11	$0.15
Diluted	$0.10	$0.15
Weighted Average Shares of Common Stock Outstanding -
Basic	28,361,201	28,361,201
Diluted	32,364,942	32,343,657

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	50,000	$5	28,361,201	$2,836	$53,790,764	$(51,108,677)	$2,684,928	$1,126,271	$3,811,199

Cash distributions	-	-	-	-	-	-	-	(215,400)	(215,400)

Preferred dividends	-	-	-	-	-	(398,836)	(398,836)	-	(398,836)

Net income	-	-	-	-	-	4,700,421	4,700,421	262,149	4,962,570

Balances, May 31, 2020	50,000	5	28,361,201	2,836	53,790,764	(46,807,092)	6,986,513	1,173,020	8,159,533

Cash distributions	-	-	-	-	-	-	-	(208,800)	(208,800)

Preferred dividends	-	-	-	-	-	(323,219)	(323,219)	-	(323,219)

Net income	-	-	-	-	-	3,353,384	3,353,384	272,142	3,625,526

Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$3,625,526	$4,962,570
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,801,517	5,281,032
Change in deferred taxes	1,271,590	182,410
Decrease (increase) in trade accounts receivable	2,084,637	(349,896)
Increase in related party receivable	(59,199)	(44,031)
Decrease (increase) in inventory	761,171	(1,608,904)
Decrease (increase) in prepaid expenses	(44,827)	231,658
Decrease in accounts payable and accrued expenses	(895,226)	(1,613,030)
Increase in deferred revenue	2,637,440	1,592,100
Net cash provided by operating activities	15,182,629	8,633,909

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,905,640)	(6,284,934)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	5,402,954
Proceeds from revolving loan	2,935,000	3,630,000
Payments on long-term debt and financing leases	(4,845,494)	(6,090,062)
Payments on related party note payable and financing lease	(1,019,683)	(474,747)
Payments on revolving loan	(5,475,000)	(4,295,000)
Payments for debt issuance costs	-	(3,360)
Dividends paid on preferred stock	(407,329)	(426,918)
Distributions paid by non-controlling interest	(208,800)	(215,400)
Net cash used in financing activities	(9,021,306)	(2,472,533)

Net Increase (Decrease) in Cash	3,255,683	(123,558)
Cash, beginning of year	1,131,850	1,255,408

Cash, end of year	$4,387,533	$1,131,850

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2021 and 2020

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

Credit Losses on Financial Instruments

Effective June 1, 2020, Greystone adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses, which requires changes to the recognition of credit losses on financial instruments not accounted for at fair value including loans, debt securities, trade receivables among other things. The adoption of this policy did not have a material effect on Greystone’s consolidated financial statements.

Accounts Receivable and Allowance for Uncollectible Accounts

Greystone records its accounts receivable at their face value less an allowance for credit losses in an amount sufficient to absorb losses inherent in its accounts receivable portfolio based on projected expected credit losses. Greystone evaluates its accounts receivable and establishes an allowance for uncollectible accounts based on a combination of specific customer circumstances, credit conditions and history of collections.

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

Leases

Greystone recognizes right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.

Greystone has operating and finance leases for facilities, office space and plant equipment. Operating leases are included in right-of-use (“ROU”) operating lease assets and finance lease ROU assets are included in property, plant and equipment, net in the consolidated balance sheet. The lease liabilities are included in operating leases and financing leases (current and non-current) in the consolidated balance sheet.

The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. Finance lease ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the capital asset accounting policy. If ownership of the ROU assets transfers to the Greystone at the end of the lease term or if Greystone is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset.

For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the consolidated statements of income.

In accordance with Accounting Standards Codification 842, Greystone has made accounting policy elections (1) to not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less and (2) to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. Short-term leases include real estate and vehicles and are not significant in comparison to the Greystone’s overall lease portfolio. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

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

Recognition of Revenues

Revenue is recognized at the point in time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment. In limited circumstances, where acceptance of the goods is subject to approval by the customer, revenue is recognized upon approval by the customer unless, historically, there have been insignificant rejections of goods by the customer. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on prepaid sales of goods. Greystone generally purchases damaged pallets from its customers which are reground and used in Greystone’s pallet production process; however, damaged pallet purchases are historically insignificant.

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

Basic and diluted earnings per share of common stock for the years ending May 31, are as follows:

	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,030,165	$4,301,585
Denominator -
Weighted-average common shares outstanding	28,361,201	28,361,201
Income per share of common stock - Basic	$0.11	$0.15

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,030,165	$4,301,585
Add: Preferred stock dividends due to assumed conversion	323,219	398,836
Net income allocated to common stockholders	$3,353,384	$4,700,421
Denominator -
Weighted-average common shares outstanding-basic	28,361,201	28,361,201
Incremental common shares from assumed conversion of warrants, options and preferred stock, as appropriate	4,003,741	3,982,456
Diluted weighted average common stock outstanding	32,364,942	32,343,657
Income per share of common stock - Diluted	$0.10	$0.15

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2021	2020
Raw materials	$2,520,654	$1,953,957
Finished pallets	921,320	2,275,938

Total Inventory	$3,441,974	$4,229,895

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2021	2020
Production machinery and equipment	$52,292,733	$51,637,883
Plant buildings and land	6,970,949	6,881,326
Leasehold improvements	1,487,398	1,323,535
Furniture and fixtures	550,337	601,586
Total property, plant and equipment	61,301,417	60,444,330
Less: Accumulated depreciation	(30,302,429)	(26,301,923)

Net Property, Plant and Equipment	$30,998,988	$34,142,407

Property, plant and equipment includes production equipment with a carrying value of $426,343 which had not been placed into service as of May 31, 2021.

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and had a net book value of $2,664,805 at May 31, 2021.

Depreciation expense for the years ended May 31, 2021 and 2020, was $5,796,357 and $5,275,872, respectively.

Note 4. LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2021 and 2020:

	2021	2020
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$1,623,572	$2,459,854

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	905,822	1,165,774

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	487,390	1,136,455

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing February 28, 2023	447,551	696,174

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	2,035,670	2,752,293

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	789,926	837,811

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due January 31, 2023	-	2,540,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payments of $27,688, due April 30, 2023	2,049,941	2,261,425

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,180,470	1,461,726

Paycheck Protection Program note, principal and interest forgiven as of June 11, 2021	3,034,000	3,034,000

Note payable to Robert Rosene, 7.5% interest, due January 15, 2023	3,536,112	4,253,228

Other	147,914	183,156
Face value of long-term debt	16,238,368	22,781,896
Less: Debt issuance costs, net of amortization	(30,726)	(35,886)
	16,207,642	22,746,010
Less: Current portion of long-term debt	(3,236,113)	(4,416,377)
Long-term debt	$12,971,529	$18,329,633

The prime rate of interest as of May 31, 2021 was 3.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $5,160 for the years ended May 31, 2021 and 2020.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement, as amended, provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans vary as a result of changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans is approximately $258,000 per month.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but in no event can exceed $4,000,000. The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 4.5% and matures January 31, 2023. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is repaid by the Borrowers does not reduce the original amount available to the Borrowers. Under these limitations, Greystone’s available revolving loan borrowing capacity was $4,000,000 at May 31, 2021.

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

The IBC Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Loan Agreement or the related loan documents. Among other things, a default under the IBC Loan Agreement would permit IBC to cease lending funds under the IBC Loan Agreement and require immediate repayment of any outstanding loans with interest and any unpaid accrued fees.

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene provided a combined limited guaranty as of January 31, 2014, of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”). The Guaranty was amended and restated as of January 7, 2016, to provide that the maximum aggregate guaranty will be limited to $3,500,000 if Greystone maintains a Debt Coverage Ratio of at least 1.35:1.00 for a period of six consecutive quarters. Greystone has notified IBC that the conditions of the amended and restated Debt Service Coverage Ratio have been maintained for the six consecutive quarters ending May 31, 2021. The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed in the following paragraph.

Paycheck Protection Program Loan (“PPP Loan”)

On April 10, 2020, the Company received a SBA Payroll Protection Program (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with IBC for $3,034,000. On June 11, 2021, Greystone received notification from IBC that the principal and interest on the PPP Loan had been forgiven.

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

Effective June 1, 2016, the note payable with Mr. Rosene was restated (the “Restated Note”) to aggregate the accrued interest with the outstanding principal resulting in a combined note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2023. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Maturities

Maturities of Greystone’s long-term debt, excluding the PPP Loan in the amount of $3,034,000 which was forgiven by letter dated June 11, 2021, for the five years after May 31, 2021 are $3,236,113, $7,761,154, $1,842,044 and $365,057.

Note 5. LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	2021	2020
Non-cancelable financing leases	$3,594,007	$5,455,656
Less: Current portion of financing leases	(1,745,535)	(1,838,251)
Non-cancelable financing leases, net of current portion	$1,848,472	$3,617,405

Greystone and an unrelated private company entered into three separate lease agreements which have an effective interest rate of 7.4% and a term of five years. The leased equipment was placed into production during February 2018, August 2018 and December 2018, at a total cost of approximately $6.9 million. The lease agreements include bargain purchase options to acquire the production equipment at the end of the leases’ term. The leased equipment is used to manufacture pallets to sell to the private company. Rental payments are made as a credit on every sales invoice of pallets produced on the respective leased equipment at the rate of $3.32 per pallet. The aggregate monthly rental is estimated to be approximately $142,000. The agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

Yorktown and Greystone entered into a sale and leaseback agreement effective December 28, 2018, whereby Yorktown purchased certain production equipment from Greystone at its net book value of $968,168 and entered into a four-year lease agreement with Greystone at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the remaining twelve months. The lease agreement provides for a purchase option of $10,000 at the end of the lease on December 31, 2022.

The production equipment under the non-cancelable financing leases at May 31, 2021 and 2020 is as follows:

	2021	2020
Production equipment under financing leases	$8,473,357	$8,473,357
Less: Accumulated amortization	(2,534,688)	(1,521,818)
Production equipment under financing leases, net	$5,938,669	$6,951,539

Amortization of the carrying amount of the assets was $1,012,870 and $906,909 for the years ended May 31, 2021 and 2020, respectively. The amortization was included in depreciation expense.

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

The outstanding liability for right to use assets under operating leases as of May 31, 2021 and 2020 is as follows:

	2021	2020
Liability under operating leases	$109,013	$181,525
Less: Current portion	(56,443)	(74,024)
Long-term portion of liability under operating leases	$52,570	$107,051

Lease Summary Information

For the years ended May 31, 2021 and 2020, a summary of lease activity follows:

	2021	2020
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$1,012,870	$906,909
Interest on lease liabilities	267,729	435,593
Operating lease expense	77,284	80,590
Short-term lease expense	1,481,270	1,595,311
Total	$2,839,153	$3,018,403

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$267,729	$435,593
Financing cash flows	$1,861,650	$1,911,287
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$77,284	$80,590
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$-	$612,124
Operating leases	$-	$67,750
Weighted-average remaining lease term (in years) -
Financing leases	2.0	3.0
Operating leases	2.1	2.8
Weighted-average discount rate -
Financing leases	7.4%	7.4%
Operating leases	5.3%	5.2%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2021, are approximately:

	Operating Leases	Financing Leases
Year ended May 31, 2021	$61,881	$1,948,534
Year ended May 31, 2022	33,881	1,666,035
Year ended May 31, 2023	19,018	253,192
Year ended May 31, 2024	1,990	12,304
Total lease payments	116,770	3,880,065
Less: Imputed interest	(7,757)	(286,058)
Present value of minimum lease payments	$109,013	$3,594,007

Note 6. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled $594,745 and $2,323,650 in fiscal years 2021 and 2020, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2021 and 2020, respectively, were as follows:

Category	2021	2020
Major customers (end users)	83%	87%
Distributors	17%	13%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Customer advances totaled $8,334,755 and $5,980,920 in fiscal years 2021 and 2020, respectively. The unrecognized balance of deferred revenue as of May 31, 2021 and 2020, was $6,430,607 and $3,793,167, respectively. The Company recognized $5,697,315 and $4,388,820 into revenue during the years ended May 31, 2021 and 2020, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 were paid in both fiscal years 2021 and 2020.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a five-year lease at a monthly rental of $4,000 per month. Total rent expense was $48,000 each in fiscal years 2021 and 2020. At May 31, 2021, future minimum payments under the non-cancelable operating lease are $28,000 in fiscal year 2022.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2021 and 2020, Greystone purchases from TriEnda totaled $143,589 and $9,620, respectively and sales to TriEnda totaled $123,166 and $6,758, respectively. As of May 31, 2021, TriEnda owed $38,035 to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $544,636 and $506,501 in fiscal years 2021 and 2020, respectively. As of May 31, 2021, Green owed $115,515 to Greystone.

Note 8. INCOME TAXES

Deferred taxes as of May 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax asset:
Net operating loss carryforward	$2,487,650	$3,355,844
Accrued expenses	-	35,445
Inventory	7,620	91,440
Total deferred tax asset	2,495,270	3,482,729
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(3,274,778)	(2,990,647)
Valuation allowance	(1,601,134)	(1,601,134)
Net deferred tax liability	$(2,380,642)	$(1,109,052)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $1,601,134 has been recorded as of May 31, 2021 and 2020. The NOLs that are anticipated to be utilized during the available years total $4,221,505.

The net change in deferred taxes for the year ended May 31, 2021 and 2020 is as follows:

	2021	2020
Valuation allowance	$-	$1,377,377
Net operating loss carryforward	(868,195)	(1,451,772)
Depreciation and amortization, tax reporting
in excess of financial	(284,131)	(113,074)
Accrued expenses	(35,445)	(52,853)
Inventory	(83,820)	57,912
Net change	$(1,271,591)	$(182,410)

The provision for income taxes as of May 31, 2021 and 2020 consists of the following:

	2021	2020
Current income tax - state	$208,999	$26,590
Deferred income taxes	1,271,591	182,410
Provision for income taxes	$1,480,590	$209,000

Greystone’s provision for income taxes for the years ended May 31, 2021 and 2020 differs from the federal statutory rate as follows:

	2021	2020
Tax provision using statutory rates	21%	21%
State income taxes	9	10
Change in valuation allowance	-	(26)
VIE income passed to members	(1)	(1)
Tax provision per financial statements	29%	4%

As of May 31, 2021, Greystone had net operating losses (NOLs) for Federal income tax purposes totaling $11,845,952, as follows:

	NOL Carryforward	Year Expiring
Year ended May 31, 2003	3,526,144	2023
Year ended May 31, 2004	1,632,774	2024
Year ended May 31, 2005	4,215,217	2025
Year ended May 31, 2006	275 294	2026
Year ended May 31, 2007	67,667	2027
Year ended May 31, 2011	746,484	2031
Year ended May 31, 2015	321,625	2035
Year ended May 31, 2016	1,060,747	2036

Note 9. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (6.5% at May 31, 2021) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.

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

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. There was no option activity during the two years ended May 31, 2021. Outstanding options are as follows:

	Number	Weighted Average Exercise Price	Remaining Contractual Life (years)	Intrinsic Value
Total outstanding May 31, 2019	200,000	$0.12
Total outstanding May 31, 2020	200,000	$0.12
Total outstanding May 31, 2021	200,000	$0.12	1.0
Exercisable as of May 31, 2021	200,000	$0.12	1.0	$228,000
Non-vested as of May 31, 2021	-0-

Note 11. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is a IRC Section 401(K) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(K) plan. Greystone’s contributions to the 401(K) plan totaled $330,682 and $275,677 in the fiscal years ended May 31, 2021 and 2020, respectively.

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2021 and 2020, the carrying amounts reported in the consolidated balance sheet approximate fair value for the variable and fixed rate loans.

Note 13. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2021 and 2020:

	2021	2020
Non-cash investing and financing activities:
Acquisition of equipment through financing leases	$-	$612,124
Acquisition of equipment in accounts payable	$15,656	$295,108
Equipment reclassified from inventory	$26,750	$-
Preferred dividend accrual	$-	$84,110
Supplemental information:
Interest paid	$1,176,412	$1,696,444
Income taxes paid	$178,280	$-

Note 14. CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2021 and 2020, Greystone had four customers that accounted for approximately 83% and 87% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases is from one of Greystone’s major customers which totaled approximately $753,000 and $1,768,000 in fiscal years 2021 and 2020, respectively.

COVID-19 Risks. The impact of COVID-19 has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The major issue for Greystone has been maintaining an adequate work force to meet demand for pallets. It is unclear the forces that are creating the labor shortage, whether it is from the pandemic or other causes. As a result, Greystone has not been able to maintain full operation. Management is unable to determine how long this labor shortage will last.

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

GSM denies the allegations set forth in the Demand and intends to vigorously defend itself. On March 1, 2021, GSM filed an Answer to the Demand with the AAA (the “Answer”). In its Answer, GSM states, among other things, (i) within the first year of the MSA, and repeatedly thereafter, iGPS made substantial and material reconfigurations of the original mold design, routinely demanding that GSM alone bear virtually all the increasing costs and provide warranties for the experimental redesigns iGPS demanded, (ii) the iGPS-GSM relationship changed dramatically in 2019 after a leadership change, (iii) the new iGPS leadership began disclaiming the understandings reached between iGPS and GSM in the earlier years, (iv) although GSM terminated the MSA on March 17, 2020, it has not missed a run on any of the pallets sold to iGPS even to today, over a year after termination, and (v) GSM has not breached the exclusivity and non-competition provisions of the MSA. GSM seeks, among other things, (A) certain declaratory awards, (B) damages, including pre-judgment and post-judgment interest, and (C) attorney’s fees, costs, and expenses associated with the arbitration.

Greystone continues to manufacture and sell plastic pallets to iGPS.

Note 15. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE is owned by Warren Kruger, President and CEO, and Robert Rosene, a member of the Board of Directors. GRE was created solely to own and lease two buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $2,664,805 and $2,780,677 at May 31, 2021 and 2020, respectively, serve as collateral for GRE’s debt and Greystone’s debt under the Loan Agreement between Greystone and IBC. The debt had a carrying value of $2,049,941 and $2,261,425 as of May 31, 2021 and 2020, respectively.

Note 16. COMMITMENTS

As of May 31, 2021, Greystone had outstanding commitments totaling $516,092 for the acquisition of equipment.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).
4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).
10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).
10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).
10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).
10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).
10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).
10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).
10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).
10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).
10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).
21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).
23.1	Consent of HoganTaylor LLP (submitted herewith).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended May 31, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.