Form 10-Q
period 2021-08-31
GREYSTONE LOGISTICS, INC.
filed 2021-10-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 9, 2021 - 28,561,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2021	May 31, 2021
Assets
Current Assets:
Cash	$2,888,365	$4,387,533
Accounts receivable -
Trade	5,170,566	4,586,134
Related parties	114,567	153,550
Inventory	3,119,395	3,441,974
Prepaid expenses	65,192	52,315
Total Current Assets	11,358,085	12,621,506
Property, Plant and Equipment, net	30,652,779	30,998,988
Right-of-Use Operating Lease Assets	90,885	109,013
Total Assets	$42,101,749	$43,729,507

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3,096,943	$3,236,113
Current portion of financing leases	1,683,046	1,745,535
Current portion of operating leases	45,677	56,443
Accounts payable and accrued liabilities	4,451,990	3,754,556
Deferred revenue	5,306,382	6,430,607
Preferred dividends payable	81,918	-
Total Current Liabilities	14,665,956	15,223,254
Long-Term Debt, net of current portion and debt issuance costs	9,229,806	12,971,529
Financing Leases, net of current portion	1,521,757	1,848,472
Operating Leases, net of current portion	45,208	52,570
Deferred Tax Liability	2,373,642	2,380,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,561,201 and 28,361,201 shares issued and outstanding, respectively	2,856	2,836
Additional paid-in capital	53,814,744	53,790,764
Accumulated deficit	(40,806,006)	(43,776,927)
Total Greystone Stockholders’ Equity	13,011,599	10,016,678
Non-controlling interest	1,253,781	1,236,362
Total Equity	14,265,380	11,253,040

Total Liabilities and Equity	$42,101,749	$43,729,507

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended August 31,

(Unaudited)

	2021	2020
Sales	$14,774,399	$17,568,176

Cost of Sales	13,312,305	14,609,617

Gross Profit	1,462,094	2,958,559

Selling, General and Administrative Expenses	1,218,604	1,140,238

Operating Income	243,490	1,818,321

Other Income (Expense):
Other income	26,825	6,510
Gain from forgiveness of debt	3,068,497	-
Interest expense	(223,354)	(361,673)

Income before Income Taxes	3,115,458	1,463,158
Benefit (Provision) for Income Taxes	7,000	(454,000)
Net Income	3,122,458	1,009,158

Income Attributable to Non-controlling Interest	(69,619)	(67,039)

Preferred Dividends	(81,918)	(81,918)

Net Income Attributable to Common Stockholders	$2,970,921	$860,201

Income Per Share of Common Stock -
Basic	$0.10	$0.03
Diluted	$0.09	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	28,385,114	28,361,201
Diluted	32,214,447	32,363,012

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533

Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($1.64 per share)	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)

Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158
Balances, August 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(45,946,891)	$7,846,714	$1,187,859	$9,034,573

Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040

Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000

Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($1.64 per share)	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)

Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	$5	28,561,201	$2,856	$53,814,744	$(40,806,006)	$13,011,599	$1,253,781	$14,265,380

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended August 31,

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income	$3,122,458	$1,009,158
Adjustments to reconcile net income to net cash provided by operating activities -
Gain from forgiveness of debt	(3,068,497)	-
Gain on sale of assets	(22,336)	-
Depreciation and amortization	1,374,324	1,491,244
Deferred tax expense (benefit)	(7,000)	454,000
Decrease (increase) in trade accounts receivable	(578,662)	2,477,745
Decrease in related party receivables	33,213	43,010
Decrease in inventory	322,579	857,065
Increase in prepaid expenses	(12,877)	(60,845)
Increase (decrease) in accounts payable and accrued liabilities	336,666	(638,117)
Decrease in deferred revenue	(1,124,225)	(2,459,160)
Net cash provided by operating activities	375,643	3,174,100

Cash Flows from Investing Activities:
Purchase of property and equipment	(659,279)	(744,656)
Proceeds from sale of assets	50,000	-
Net cash used in investing activities	(609,279)	(744,656)

Cash Flows from Financing Activities:
Proceeds from long-term debt	837,000	-
Principal payments on long-term debt and financing leases	(1,931,045)	(1,193,676)
Principal payments on related party note payable and financing lease	(138,591)	(620,230)
Principal payments on revolving loan	-	(790,000)
Payments for debt issuance costs	(4,696)	-
Proceeds from stock options exercised	24,000	-
Dividends paid on preferred stock	-	(84,110)
Distributions paid by non-controlling interest	(52,200)	(52,200)
Net cash used in financing activities	(1,265,532)	(2,740,216)
Net Decrease in Cash	(1,499,168)	(310,772)
Cash, beginning of period	4,387,533	1,131,850
Cash, end of period	$2,888,365	$821,078
Non-cash Activities:
Capital expenditures in accounts payable	$410,921	$-
Preferred dividend accrual	$81,918	$81,918
Supplemental information:
Interest paid	$221,551	$350,497
Taxes paid	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2021 and the results of its operations and cash flows for the three months ended August 31, 2021 and 2020. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the three months ended August 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). GRE owns two buildings located in Bettendorf, Iowa which are leased to GSM. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2021 and 2020:

	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,970,921	$860,201
Denominator -
Weighted-average shares outstanding - basic	28,385,114	28,361,201
Income per share of common stock - basic	$0.10	$0.03

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,970,921	$860,201
Add: Preferred stock dividends for assumed conversion	81,918	81,918
Net income allocated to common stockholders	$3,052,839	$942,119
Denominator -
Weighted-average shares outstanding - basic	28,385,114	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,829,333	4,001,811
Weighted average common stock outstanding - diluted	32,214,447	32,363,012
Income per share of common stock - diluted	$0.09	$0.03

Note 3. Inventory

Inventory consists of the following:

	August 31,	May 31,
	2021	2021
Raw materials	$2,014,203	$2,520,654
Finished goods	1,105,192	921,320
Total inventory	$3,119,395	$3,441,974

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2021	May 31, 2021
Production machinery and equipment	$52,143,812	$52,292,733
Plant buildings and land	7,020,542	6,970,949
Leasehold improvements	1,487,398	1,487,398
Furniture and fixtures	529,262	550,337
	61,181,014	61,301,417

Less: Accumulated depreciation and amortization	(30,528,235)	(30,302,429)

Net Property, Plant and Equipment	$30,652,779	$30,998,988

Production machinery includes deposits on equipment in the amount of $499,349 as of August 31, 2021, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,635,837 as of August 31, 2021.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2021 and 2020 was $1,373,089 and $1,489,953, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $357,500 and $330,000 for the three months ended August 31, 2021 and 2020, respectively.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $12,000 for each of the three months ended August 31, 2021 and 2020. As of August 31, 2021, future minimum payments under the non-cancelable operating lease for the remaining year is $16,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the three months ended August 31, 2021 and 2020, Greystone purchases from TriEnda totaled $27,104 and $11,385, respectively and sales to TriEnda totaled $30,630 and $2,572, respectively. As of August 31, 2021, TriEnda owed $68,667 to Greystone. As of August 31, 2021, Greystone owed $1,010 to TriEnda.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $160,650 and $64,260 for the three months ended August 31, 2021 and 2020, respectively. The account receivable due from Green as of August 31, 2021 was $45,900.

Note 6. Long-term Debt

Debt as of August 31, 2021 and May 31, 2021 is as follows:

	August 31,	May 31,
	2021	2021
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$1,409,275	$1,623,572

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	839,236	905,822

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	320,218	487,390

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing February 28, 2023	383,541	447,551

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	1,851,485	2,035,670

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.5%, refinanced with Great Western Bank	-	789,926

Paycheck Protection Program note, interest rate of 1.0%, debt forgiven June 11, 2021	-	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	1,995,429	2,049,941

Term loan payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,108,928	1,180,470

Term loan payable to Great Western Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	837,000	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2023	3,476,874	3,536,112

Other	138,950	147,914
Total long-term debt	12,360,936	16,238,368
Debt issuance costs, net of amortization	(34,187)	(30,726)
Total debt, net of debt issuance costs	12,326,749	16,207,642
Less: Current portion of long-term debt	(3,096,943)	(3,236,113)
Long-term debt, net of current portion	$9,229,806	$12,971,529

The prime rate of interest as of August 31, 2021 was 3.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $1,291 and $1,290 for the three months ended August 31, 2021 and 2020, respectively.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 as amended, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $251,000 per month.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 4.50% and matures January 31, 2023. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was $4,000,000 as of August 31, 2021. There were no outstanding advances on the revolver at August 31, 2021 or May 31, 2021.

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

The IBC Loan Agreement is secured by a lien on substantially all assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”) subsequently amended and restated as of January 7, 2016, reducing the maximum aggregate guaranty limit to $3,500,000 if Greystone maintained a Debt Coverage Ratio of at least 1.35:1.00 for a period of six consecutive quarters. Greystone has maintained a ratio of at least 1.35:1.00 for the specified time and has notified IBC accordingly. The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed herein.

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement, as amended, providing for a mortgage loan to GRE of $3,412,500. The loan provides for a 5.5% interest rate and a maturity of April 30, 2023 and is secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Loan Agreement with Great Western Bank

On August 23, 2021, Greystone entered into a loan agreement with Great Western Bank (“Western Loan Agreement”) to include prior commercial loans and subsequent loans. GSM is a named guarantor under the Western Loan Agreement.

The Western Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the Western Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, certain material adverse changes relating to a Borrower, certain judgments or awards against a Borrower, or guarantor’s ability to perform under the Western Loan Agreement. Among other things, a default under the Western Loan Agreement would permit Western to cease lending funds under the Western Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

The Western Loan Agreement is secured by a mortgage on one of Greystone’s warehouses.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2021 are $3,096,943, $7,363,936, $982,581, $262,960 and $49,537 with $604,979 due thereafter.

Note 7. Leases

Financing Leases

Financing leases as of August 31, 2021 and May 31, 2021:

	August 31, 2021	May 31, 2021
Non-cancellable financing leases	$3,204,803	$3,594,007
Less: Current portion	(1,683,046)	(1,745,535)
Non-cancellable financing leases, net of current portion	$1,521,757	$1,848,472

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and a capitalized interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $155,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold over a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 as of August 31, 2021. Amortization of the carrying amount of $252,967 and $288,414 was included in depreciation expense for the three months ended August 31, 2021 and 2020, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a sixty month term and a discount rate of 5.0%. The leases are single term with constant monthly rental rates.

Lease Summary Information

For the periods ending August 31, 2021 and 2020:

	2021	2020
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$252,967	$288,414
Interest on lease liabilities	44,966	86,558
Operating lease expense	20,470	20,470
Short-term lease expense	364,285	346,566
Total	$682,688	$742,008

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$44,966	$86,558
Financing cash flows	$389,204	$467,970
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$20,470	$20,470
Weighted-average remaining lease term (in years) -
Financing leases	2.0	3.2
Operating leases	2.0	2.9
Weighted-average discount rate -
Financing leases	7.4%	7.4%
Operating leases	5.3%	5.2%

Future minimum lease payments under non-cancelable leases as of August 31, 2021, are approximately:

	Financing Leases	Operating Leases
Twelve months ended August 31, 2022	$1,861,477	$49,881
Twelve months ended August 31, 2023	1,372,589	33,138
Twelve months ended August 31, 2024	203,813	14,024
Twelve months ended August 31, 2025	7,947	-
Total future minimum lease payments	3,445,826	97,043
Present value discount	241,023	6,158
Present value of minimum lease payments	$3,204,803	$90,885

Note 8. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $1,184,725 and $2,459,160 during the three months ended August 31, 2021 and 2020, respectively. Customer advances received during the three months ended August 31, 2021 and 2020 totaled $60,500 and $-0-, respectively. The unrecognized balance of deferred revenue as of August 31, 2021 and May 31, 2021, was $5,306,382 and $6,430,607, respectively.

Note 9. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $184,000 and $131,000 during the three months ended August 31, 2021 and 2020, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2021 and 2020, respectively, were as follows:

Category	2021	2020
End user customers	71%	87%
Distributors	29%	13%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 71% and 87% of its total sales from three customers and four customers during the three months ended August 31, 2021 and 2020, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $158,365 and $301,421 during the three months ended August 31, 2021 and 2020, respectively, is from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of August 31, 2021, Greystone is indebted to Mr. Rosene in the amount of $3,476,874 for a note payable due January 15, 2023. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

COVID-19 Risks. The impact of COVID-19 and the related Delta variant has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. The virus has impacted the overall workforce in our operating area as well as Greystone’s workforce due to employees electing to stay at home for protection from COVID-19 and reductions of recruitment of new employees. Management is unable to predict the stability of its workforce due to the uncertainty created as long as the virus continues to stay active.

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

GSM denies the allegations set forth in the Demand and intends to vigorously defend itself. On March 1, 2021, GSM filed an Answer to the Demand with the AAA (the “Answer”). In its Answer, GSM states, among other things, (i) within the first year of the MSA, and repeatedly thereafter, iGPS made substantial and material reconfigurations of the original mold design, routinely demanding that GSM alone bear virtually all the increasing costs and provide warranties for the experimental redesigns iGPS demanded, (ii) the iGPS-GSM relationship changed dramatically in 2019 after a leadership change, (iii) the new iGPS leadership began disclaiming the understandings reached between iGPS and GSM in the earlier years, (iv) although GSM terminated the MSA on March 17, 2020, it has not missed a run on any of the pallets sold to iGPS over a year after termination, and (v) GSM has not breached the exclusivity and non-competition provisions of the MSA. GSM seeks, among other things, (A) certain declaratory awards, (B) damages, including pre-judgment and post-judgment interest, and (C) attorney’s fees, costs, and expenses associated with the arbitration.

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

Note 12. Commitments

As of August 31, 2021, Greystone had commitments totaling $499,349 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2022 refer to the three months ended August 31, 2021. References to fiscal year 2021 refer to the three months ended August 31, 2020.

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

Personnel

Greystone had full-time equivalents of approximately 264 and 284 regular employees and 19 and 60 temporary employees as of August 31, 2021 and 2020, respectively. Full-time equivalent is a measure based on time worked.

Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

Sales

Sales for fiscal year 2022 were $14,774,399 compared to $17,568,176 in fiscal year 2021 for a decrease of $2,793,777. This decline in sales was principally due to a decline of approximately 30% in pallet production during the quarter ended August 31, 2021 compared to the prior year. Greystone has been unable to operate on a full-time basis because of shortage of production personnel and downtime on certain pallet production machines. The shortage of personnel appears to be a problem for companies as recovery from the COVID-19 and Delta variant pandemic and availability of job seekers has not achieved expectations.

Greystone is working with its customers to effect price increases, where possible, to mitigate the impact of material and labor price increases as discussed below under Cost of Sales. Based on new orders and relationships, Greystone believes that the demand for its pallets is increasing which is primarily expected to have a positive impact on operations during the last half of the current fiscal year as well as future years.

Greystone had three (four in fiscal year 2021) larger customers which accounted for approximately 71% and 87% of sales in fiscal years 2022 and 2021, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2022 was $13,312,305, or 90% of sales, compared to $14,609,617, or 83% of sales, in fiscal year 2021. The increase in cost of sales to sales in fiscal year 2021 was the result of several factors. Because of the disruption in the supply chain from the COVID-19 and Delta variant pandemic, prices of raw materials have increased significantly. Also as discussed above, a shortage of personnel and machine downtime resulted in an increase in cost per pallet due to Greystone’s inflexible cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,218,604, or 8.2% of sales, in fiscal year 2022 compared to $1,140,238, or 6.5% of sales, in fiscal year 2021 for an increase of $78,366, or 6.8%, over fiscal year 2021. The increase in fiscal year 2022 over fiscal year 2021 was principally attributable to legal fees.

Other Income (Expenses)

Other income was $3,095,322 in fiscal year 2022 compared to $6,510 in fiscal year 2021. During fiscal year 2022, other income includes the forgiveness of the PPP loan and accrued interest in the amount of $3,068,497 and a gain of $22,336 from the sale of equipment. Income from the sale of scrap material totaled $4,489 and $6,510 in fiscal years 2022 and 2021, respectively.

Interest expense was $223,354 in fiscal year 2022 compared to $361,673 in fiscal year 2021 for a decrease of $138,319. Greystone’s liability for long-term debt, financing leases and operating leases decreased approximately $10,000,000 as of August 31, 2021 compared to August 31, 2020.

Provision for Income Taxes

The benefit from (provision for) income taxes was $7,000 and $(454,000) in fiscal years 2022 and 2021, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $3,122,458 in fiscal year 2022 compared to $1,009,158 in fiscal year 2021 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2022 was $2,970,921, or $0.10 per share, compared $860,201, or $0.03 per share, in fiscal year 2021 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2021 is as follows:

Cash provided by operating activities	$375,643

Cash used in investing activities	$(609,279)

Cash used in financing activities	$(1,265,532)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$12,360,936	$3,096,943	$8,346,517	$312,497	$604,979
Financing leases	$3,445,826	$1,861,477	$1,576,402	$7,947	$-
Operating leases	$97,043	$49,881	$47,162	$-	$-
Commitments	$499,349	$499,349	$-	$-	$-

Greystone had a working capital deficit of $(3,307,871) as of August 31, 2021. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2021, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2021, which was filed on August 20, 2021. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2021, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2021.

During the three months ended August 31, 2021, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2021 and May 31, 2021, (ii) the Consolidated Statements of Income for the three months ended August 31, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 14, 2021	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 14, 2021	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2021 and May 31, 2021, (ii) the Consolidated Statements of Income for the three months ended August 31, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

