Form 10-Q
period 2021-11-30
GREYSTONE LOGISTICS, INC.
filed 2022-01-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 7, 2022 - 28,561,201

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2021	May 31, 2021
Assets
Current Assets:
Cash	$13,994,350	$4,387,533
Accounts receivable -
Trade	4,733,627	4,586,134
Related parties	102,214	153,550
Inventory	4,379,337	3,441,974
Prepaid expenses	301,674	52,315
Total Current Assets	23,511,202	12,621,506
Property, Plant and Equipment, net	29,861,047	30,998,988
Right-of-Use Operating Lease Assets	72,757	109,013
Total Assets	$53,445,006	$43,729,507

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,956,846	$3,236,113
Current portion of financing leases	1,534,542	1,745,535
Current portion of operating leases	34,653	56,443
Accounts payable and accrued liabilities	4,586,522	3,754,556
Deferred revenue	16,982,532	6,430,607
Total Current Liabilities	26,095,095	15,223,254
Long-Term Debt, net of current portion and debt issue costs	9,859,630	12,971,529
Financing Leases, net of current portion	1,251,667	1,848,472
Operating Leases, net of current portion	38,104	52,570
Deferred Tax Liability	2,245,642	2,380,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5

Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,561,201 and 28,361,201 shares issued and outstanding, respectively	2,856	2,836

Additional paid-in capital	53,814,744	53,790,764

Accumulated deficit	(41,184,850)	(43,776,927)
Total Greystone Stockholders’ Equity	12,632,755	10,016,678
Non-controlling interest	1,322,113	1,236,362
Total Equity	13,954,868	11,253,040

Total Liabilities and Equity	$53,445,006	$43,729,507

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Six Months Ended November 30,

(Unaudited)

	2021	2020

Sales	$30,618,966	$33,091,494

Cost of Sales	28,179,906	27,032,690

Gross Profit	2,439,060	6,058,804

Selling, General and Administrative Expenses	2,352,504	2,471,457

Operating Income	86,556	3,587,347

Other Income (Expense):
Other income	32,043	8,944
Gain from forgiveness of debt	3,068,497	-
Interest expense	(429,123)	(653,060)

Income before Income Taxes	2,757,973	2,943,231
Benefit from (Provision for) Income Taxes	135,000	(911,000)
Net Income	2,892,973	2,032,231

Income Attributable to Non-controlling Interest	(137,951)	(135,014)

Preferred Dividends	(162,945)	(163,836)

Net Income Attributable to Common Stockholders	$2,592,077	$1,733,381

Income Per Share of Common Stock -
Basic and Diluted	$0.09	$0.06

Weighted Average Shares of Common Stock Outstanding -
Basic	28,472,676	28,361,201
Diluted	32,301,736	32,363,351

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Operations

For the Three Months Ended November 30,

(Unaudited)

	2021	2020

Sales	$15,844,567	$15,523,318

Cost of Sales	14,867,601	12,423,073

Gross Profit	976,966	3,100,245

Selling, General and Administrative Expenses	1,133,900	1,331,219

Operating Income (Loss)	(156,934)	1,769,026

Other Income (Expense):
Other income	5,218	2,434
Interest expense	(205,769)	(291,387)

Income (Loss) before Income Taxes	(357,485)	1,480,073
Benefit from (Provision for) Income Taxes	128,000	(457,000)
Net Income (Loss)	(229,485)	1,023,073

Income Attributable to Non-controlling Interest	(68,332)	(67,975)

Preferred Dividends	(81,027)	(81,918)

Net Income (Loss) Attributable to Common Stockholders	$(378,844)	$873,180

Income (Loss) Per Share of Common Stock -
Basic and Diluted	$(0.01)	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	28,561,201	28,361,201
Diluted	28,561,201	32,363,683

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158
Balances, August 31, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,946,891)	7,846,714	1,187,859	9,034,573
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	955,098	955,098	67,975	1,023,073
Balances, November 30, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(45,073,711)	$8,719,894	$1,203,634	$9,923,528
Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040
Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	5	28,561,201	2,856	53,814,744	(40,806,006)	13,011,599	1,253,781	14,265,380
Preferred dividends, $1.62 per share	-	-	-	-	-	(81,027)	(81,918)	-	(81,027)
Net income (loss)	-	-	-	-	-	(297,817)	(297,817)	68,332	(229,485)
Balances, November 30, 2021	50,000	$5	28,561,201	$2,856	$53,814,744	$(41,184,850)	$12,632,755	$1,322,113	$13,954,868

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended November 30,

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income	$2,892,973	$2,032,231
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	2,784,864	3,021,502
Forgiveness of debt	(3,068,497)	-
Gain on sale of assets	(22,336)	-
Deferred tax expense (benefit)	(135,000)	911,000
Decrease (increase) in trade accounts receivable	(147,493)	2,584,492
Decrease (increase) in related party receivables	51,336	(43,109)
Decrease (increase) in inventory	(937,363)	973,259
Increase in prepaid expenses	(249,359)	(69,061)
Increase (decrease) in accounts payable and accrued liabilities	757,788	(1,217,243)
Increase (decrease) in deferred revenue	10,551,925	(2,390,160)
Net cash provided by operating activities	12,478,838	5,802,911

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,538,664)	(1,290,604)
Proceeds from sale of assets	50,000	-
Net cash used in investing activities	(1,488,664)	(1,290,604)

Cash Flows from Financing Activities:
Proceeds from long-term debt	837,000	-
Payments on long-term debt and financing leases	(3,146,683)	(2,429,656)
Payments on related party note payable and financing lease	(277,777)	(751,821)
Proceeds from revolving loan	1,400,000	1,250,000
Payments on revolving loan	-	(2,690,000)
Proceeds from stock options exercised	24,000	-
Payments for debt issuance costs	(4,752)	-
Dividends paid on preferred stock	(162,945)	(166,028)
Distributions paid by non-controlling interest	(52,200)	(104,400)
Net cash used in financing activities	(1,383,357)	(4,891,905)
Net Increase (Decrease) in Cash	9,606,817	(379,598)
Cash, beginning of period	4,387,533	1,131,850
Cash, end of period	$13,994,350	$752,252
Non-cash Activities:
Acquisition of equipment through financing lease	$24,441	$-
Capital expenditures in accounts payable	$124,331	$282,540
Equipment transferred from inventory	$-	$26,750
Preferred dividend accrual	$-	$81,918
Supplemental information:
Interest paid	$425,338	$632,488
Income taxes paid	$255,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2021, the results of its operations for the six months and three months ended November 30, 2021 and 2020 and its cash flows for the six months ended November 30, 2021 and 2020. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect as of November 30 are as follows:

	2021	2020

Preferred stock convertible into common stock	3,333,333	-
Warrants exercisable into common stock	500,000	-
Total	3,833,333	-

The following tables set forth the computation of basic and diluted earnings per share.

For the six months ended November 30, 2021 and 2020:

	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,592,077	$1,733,381
Denominator -
Weighted-average shares outstanding - basic	28,472,676	28,361,201
Income per share of common stock - basic	$0.09	$0.06

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,592,077	$1,733,381
Add: Preferred stock dividends for assumed conversion	162,945	163,836
Net income allocated to common stockholders	$2,755,022	$1,897,217
Denominator -
Weighted-average shares outstanding – basic	28,472,676	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,829,060	4,002,150
Weighted average common stock outstanding – diluted	32,301,736	32,363,351
Income per share of common stock – diluted	$0.09	$0.06

For the three months ended November 30, 2021 and 2020:

	2021	2020
Basic earnings per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(378,844)	$873,180
Denominator -
Weighted-average shares outstanding – basic	28,561,201	28,361,201
Income (loss) per share of common stock – basic	$(0.01)	$0.03

Diluted earnings per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(378,844)	$873,180
Add: Preferred stock dividends for assumed conversion	-	81,918
Net income (loss) allocated to common stockholders	$(378,844)	$955,098
Denominator -
Weighted-average shares outstanding - basic	28,561,201	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	-	4,002,482
Weighted average common stock outstanding - diluted	28,561,201	32,363,683
Income (loss) per share of common stock – diluted	$(0.01)	$0.03

Note 3. Inventory

Inventory consists of the following:

	November 30,	May 31,
	2021	2021
Raw materials	$1,642,372	$2,520,654
Finished goods	2,736,965	921,320
Total inventory	$4,379,337	$3,441,974

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	November 30, 2021	May 31, 2021
Production machinery and equipment	$52,748,252	$52,292,733
Plant buildings and land	7,020,543	6,970,949
Leasehold improvements	1,487,398	1,487,398
Furniture and fixtures	542,057	550,337
	61,798,250	61,301,417

Less: Accumulated depreciation and amortization	(31,937,203)	(30,302,429)

Net Property, Plant and Equipment	$29,861,047	$30,998,988

Production machinery includes deposits on equipment in the amount of $825,182 at November 30, 2021, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,606,869 at November 30, 2021.

Depreciation expense, including amortization expense related to financing leases, for the six months ended November 30, 2021 and 2020 was $2,782,057 and $3,018,922, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $715,000 for the each of the six months ended November 30, 2021 and 2020.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month. Total rent expense was $24,000 for each of the six months ended November 30, 2021 and 2020. As of November 30, 2021, future minimum payments under the non-cancelable operating lease for the remaining year is $4,000.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the six months ended November 30, 2021 and 2020, Greystone purchases from TriEnda totaled $4,222 and $52,356, respectively and sales to TriEnda totaled $52,129 and $-0-, respectively. As of November 30, 2021, TriEnda owed $78,244 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $300,390 and $236,250 for the six months ended November 30, 2021 and 2020, respectively. The account receivable due from Green as of November 30, 2021 was $23,970.

Note 6. Long-term Debt

Debt as of November 30, 2021 and May 31, 2021 is as follows:

	November 30,	May 31,
	2021	2021
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$1,192,654	$1,623,572

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	771,971	905,822

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	151,029	487,390

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing February 28, 2023	318,760	447,551

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	1,665,190	2,035,670

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	-	789,926

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2023	1,400,000	-

Paycheck Protection Program note, interest rate of 1.0%, debt forgiven June 2021	-	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	1,939,858	2,049,941

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	1,035,873	1,180,470

Term loan payable to Great Western Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	825,399	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2023	3,418,617	3,536,112

Other	129,796	147,914
Total long-term debt	12,849,147	16,238,368
Debt issuance costs, net of amortization	(32,671)	(30,726)
Total debt, net of debt issuance costs	12,816,476	16,207,642
Less: Current portion of long-term debt	(2,956,846)	(3,236,113)
Long-term debt, net of current portion	$9,859,630	$12,971,529

The prime rate of interest as of November 30, 2021 was 3.25%.

Debt issuance costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $2,808 and $2,580 for the six months ended November 30, 2021 and 2020, respectively.

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

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, as defined in the IBC Loan Agreement, not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2023. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was $2,600,000 as of November 30, 2021.

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

The Western Loan Agreement is secured by a mortgage on two of Greystone’s warehouses.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s board of directors, to convert $2,066,000 of advances into an unsecured note payable at 7.5% interest.

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2023. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note as of November 30, 2021 was $3,418,617.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2021 are $2,956,846, $8,369,231, $709,406, $171,323 and $49,982 with $592,359 thereafter.

Note 7. Leases

Financing Leases

Financing leases as of November 30, 2021 and May 31, 2021:

	November 30, 2021	May 31, 2021
Non-cancellable financing leases	$2,786,209	$3,594,007
Less: Current portion	(1,534,542)	(1,745,535)
Non-cancellable financing leases, net of current portion	$1,251,667	$1,848,472

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and an effective interest rate of 7.4%. Each of the lease agreements include a bargain purchase option to acquire the production equipment at the end of the lease term. The leased equipment is principally used to produce pallets for the private company. Lease payments are made as a credit on the sales invoice at the rate of $3.32 for each pallet produced and shipped from the respective leased equipment. The estimated aggregate monthly rental payments are approximately $130,000. The rent payments can vary each month depending on the quantity of pallets produced from each machine. The lease agreements provide for minimum monthly lease rental payments based upon the total pallets sold in excess of a specified amount not to exceed the monthly productive capacity of the leased machines.

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 as of November 30, 2021. Amortization of the carrying amount of $505,935 and $505,935 was included in depreciation expense for the six months ended November 30, 2021 and 2020, respectively.

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

Lease Summary Information

For the periods ending November 30, 2021 and 2020:

	2021	2020
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$505,935	$505,935
Interest on lease liabilities	99,412	156,059
Operating lease expense	40,941	40,941
Short-term lease expense	1,016,148	723,443
Total	$1,662,436	$1,426,378

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$99,412	$156,059
Financing cash flows	$832,239	$955,580
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$40,941	$40,941
Weighted-average remaining lease term (in years) -
Financing leases	1.9	2.3
Operating leases	2.0	2.4
Weighted-average discount rate -
Financing leases	7.3%	7.4%
Operating leases	5.4%	5.2%

Future minimum lease payments under non-cancelable leases as of November 30, 2021, are approximately:

	Financing Leases	Operating Leases
Twelve months ended November 30, 2021	$1,686,329	$37,881
Twelve months ended November 30, 2022	1,182,495	28,930
Twelve months ended November 30, 2023	103,260	10,596
Twelve months ended November 30, 2024	9,607	-
Twelve months ended November 30, 2025	2,005	-
Total future minimum lease payments	2,983,696	77,407
Present value discount	197,487	4,650
Present value of minimum lease payments	$2,786,209	$72,757

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $3,008,575 and $3,770,160 during the six months ended November 30, 2021 and 2020, respectively. Customer advances received during the six months ended November 30, 2021 and 2020 were $13,560,500 and $1,380,000, respectively. The unrecognized balance of deferred revenue as of November 30, 2021 and May 31, 2021, was $16,982,532 and $6,430,607, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 1.6% and 0.8% of sales during the six months ended November 30, 2021 and 2020, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2021 and 2020, respectively, were as follows:

Category	2021	2020
End User Customers	74%	86%
Distributors	26%	14%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 74% and 86% of its total sales from three customers (four customers in the prior period) during the six months ended November 30, 2021 and 2020, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $313,050 and $524,321 in fiscal years 2022 and 2021, respectively, were from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of November 30, 2021, Greystone is indebted to Mr. Rosene in the amount of $3,418,617 for a note payable due January 15, 2023. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

COVID-19 Risks. The impact of COVID-19 and the related variants has created much uncertainty in the marketplace. To date, the demand for Greystone’s products has not been affected as Greystone’s pallets are generally used logistically by essential entities. The major issue that Greystone has incurred is maintaining adequate work force to meet demand for pallets. The virus has impacted the overall workforce in our operating area as well as Greystone’s workforce due to employees electing to stay at home for protection from COVID-19 and reductions of recruitment of new employees. Management is unable to predict the stability of its workforce due to the uncertainty created as long as the virus or variants thereof continue to stay active.

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

Note 12. Commitments

As of November 30, 2021, Greystone had commitments totaling $1,136,228 toward the purchase of production equipment.

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

References to fiscal year 2022 refer to the six months and three months ended November 30, 2021. References to fiscal year 2021 refer to the six months and three months ended November 30, 2020.

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

Personnel

Greystone had full-time-equivalents of approximately 264 and 272 full-time employees and 73 and 11 temporary employees as of November 30, 2021 and 2020, respectively. Full-time equivalent is a measure based on time worked.

Six Months Ended November 30, 2021 Compared to Six Months Ended November 30, 2020

Sales

Sales for fiscal year 2022 were $30,618,966 compared to $33,091,494 in fiscal year 2021 for a decrease of $2,472,528, or 7.5%. This decline in sales was principally due to a decline of approximately 13% in pallet production during fiscal year 2022 compared to the prior period. Greystone has been unable to operate on a full-time basis because of shortage of production personnel and machine downtime. The shortage of personnel appears to be a problem for companies as recovery from the COVID-19 and its variants has affected the availability of job seekers. Greystone has been working with a new temporary employment agency with the goal of expanding the workforce to achieve maximum productive capacity.

Greystone is working with its customers to affect an increase in pricing, where possible, to mitigate the impact of material and labor price increases as discussed below under Cost of Sales. Based on new orders and relationships, Greystone believes that the demand for its pallets is increasing which is primarily expected to have a positive impact on operations during the last half of the current fiscal year as well as future years.

Greystone had three customers (four in fiscal year 2021) which accounted for approximately 74% and 86% of sales in fiscal years 2022 and 2021, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2022 was $28,179,906, or 92% of sales, compared to $27,032,690, or 82% of sales, in fiscal year 2021. The increase in cost of sales to sales in fiscal year 2022 was the result of several factors. Because of the disruption in the supply chain from the COVID-19 and its variants, prices of raw materials have continued to increase significantly. Also as discussed above, a shortage of personnel and machine downtime resulted in an increase in production cost per pallet due to Greystone’s relatively inflexible cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,352,504 in fiscal year 2022 compared to $2,471,457 in fiscal year 2021 for a decrease of $(118,953). The decrease is the net of a decline in administrative salaries offset by an increase in legal expenses related to arbitration costs for the arbitration initiated by a major customer. While Greystone is striving to resolve the arbitration with the customer, it is not possible to determine the remaining cost associated therewith.

Other Income (Expenses)

A gain was recognized in fiscal year 2022 from the forgiveness of the PPP loan and accrued interest in the amount of $3,068,497. Other income in fiscal year 2022 was $32,043 which included a gain of $22,336 from the sale of equipment plus sales of scrap material while fiscal year 2021 was from sales of scrap material in the amount of $8,944.

Interest expense was $429,123 in fiscal year 2022 compared to $653,060 in fiscal year 2021 for a decrease of $223,937. Reductions in debt and financing lease obligations were the primary reason for the decline.

Provision for Income Taxes

The benefit from (provision for income taxes) was $135,000 and $(911,000) in fiscal years 2022 and 2021, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $2,892,973 in fiscal year 2022 compared to $2,032,231 in fiscal year 2021 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2022 was $2,592,077, or $0.09 per share, compared $1,733,381, or $0.06 per share, in fiscal year 2021 primarily for the reasons discussed above.

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Sales

Sales for fiscal year 2022 were $15,844,567 compared to $15,523,318 in fiscal year 2021 for an increase of $321,249. This increase in sales was principally the result of an approximately 8% increase in average price per pallet sold offset by an approximately 6% reduction in the number of pallets sold.

Greystone had three customers (four in fiscal year 2021) which accounted for approximately 78% and 84% of sales in fiscal years 2022 and 2021, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2022 was $14,867,601, or 94% of sales, compared to $12,423,073, or 80% of sales, in fiscal year 2021. The increase in cost of sales to sales in fiscal year 2022 was the result of several factors. Because of the disruption in the supply chain from the COVID-19 and its variants, prices of raw materials have continued to increase significantly. Also as discussed above, a shortage of personnel and machine downtime resulted in an increase in production cost per pallet due to Greystone’s relatively inflexible cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,133,900 in fiscal year 2022 compared to $1,331,219 in fiscal year 2021 for a decrease of $197,319. The decrease from fiscal year 2021 to fiscal year 2022 was primarily due to a decrease in administrative personnel costs and is not considered to continue during the remainder of fiscal year 2022.

Other Income (Expenses)

Other income from sales of scrap material was $5,218 in fiscal year 2022 compared to $2,434 in fiscal year 2021.

Interest expense was $205,769 in fiscal year 2022 compared to $291,387 in fiscal year 2021 for a decrease of $85,618. The decrease from fiscal year 2021 to fiscal year 2022 was primarily due to the decrease in debt and financing lease obligations.

Provision for Income Taxes

The benefit from (provision for) income taxes was $128,000 and $(457,000) in fiscal years 2022 and 2021, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income (loss) of $(229,485) in fiscal year 2022 compared to $1,023,073 in fiscal year 2021 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income (loss) attributable to common stockholders (net income (loss) less preferred dividends and GRE’s net income) for fiscal year 2022 was $(378,844), or $(0.01) per share, compared $873,180, or $0.03 per share, in fiscal year 2021 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2021 is as follows:

Cash provided by operating activities	$12,478,838

Cash used in investing activities	$(1,488,664)

Cash used in financing activities	$(1,383,357)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$12,849,147	$2,956,846	$9,078,637	$221,305	$592,359
Financing lease rents	$2,983,696	$1,686,329	$1,285,755	$11,612	$-
Operating lease rents	$77,407	$37,881	$39,526	$-	$-
Commitments	$1,136,228	$1,136,228	$-	$-	$-

Greystone had a working capital deficit of $(2,583,893) as of November 30, 2021. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2021, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone issued purchase orders in January 2022 for equipment including two injection molding machines and one pelletizing system for about $5.5 million to increase its pallet production capacities. Because of the significant decrease in debt and financial lease balances through November 30, 2021, management believes funding will be achieved through financial institutions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2021, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2021.

During the three months ended November 30, 2021, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2021 and May 31, 2021, (ii) the Consolidated Statements of Income for the six months and the Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020, respectively, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 14, 2022	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 14, 2022	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2021 and May 31, 2021, (ii) the Consolidated Statements of Income for the six months and the Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020, respectively, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

