Form 10-Q
period 2022-02-28
GREYSTONE LOGISTICS, INC.
filed 2022-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 8, 2022 - 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2022	May 31, 2021
Assets
Current Assets:
Cash	$7,982,172	$4,387,533
Accounts receivable -
Trade	5,585,604	4,586,134
Related parties	112,174	153,550
Inventory	4,288,015	3,441,974
Prepaid expenses	629,612	52,315
Total Current Assets	18,597,577	12,621,506
Property, Plant and Equipment, net	32,099,676	30,998,988
Right-of-Use Operating Lease Assets	62,242	109,013
Total Assets	$50,759,495	$43,729,507

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,818,321	$3,236,113
Current portion of financing leases	1,592,166	1,745,535
Current portion of operating leases	33,881	56,443
Accounts payable and accrued liabilities	7,759,480	3,754,556
Deferred revenue	10,218,357	6,430,607
Preferred dividends payable	80,137	-
Total Current Liabilities	22,502,342	15,223,254
Long-Term Debt, net of current portion and debt issue costs	11,396,240	12,971,529
Financing Leases, net of current portion	777,911	1,848,472
Operating Leases, net of current portion	28,361	52,570
Deferred Tax Liability	1,938,166	2,380,642
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 and 28,361,201 shares issued and outstanding, respectively	2,828	2,836
Additional paid-in capital	53,533,272	53,790,764
Accumulated deficit	(40,732,392)	(43,776,927)
Total Greystone Stockholders’ Equity	12,803,713	10,016,678
Non-controlling interest	1,312,762	1,236,362
Total Equity	14,116,475	11,253,040

Total Liabilities and Equity	$50,759,495	$43,729,507

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Nine Months Ended February 28,

(Unaudited)

	2022	2021

Sales	$53,069,648	$47,602,690

Cost of Sales	47,914,061	38,986,912

Gross Profit	5,155,587	8,615,778

Selling, General and Administrative Expenses	4,033,483	3,639,883

Operating Income	1,122,104	4,975,895

Other Income (Expense):
Other income	35,731	19,122
Gain from forgiveness of debt	3,068,497	-
Interest expense	(631,115)	(923,289)

Income before Income Taxes	3,595,217	4,071,728
Provision for Income Taxes	(99,000)	(1,257,000)
Net Income	3,496,217	2,814,728

Income Attributable to Non-controlling Interest	(208,600)	(203,918)

Preferred Dividends	(243,082)	(243,973)

Net Income Attributable to Common Stockholders	$3,044,535	$2,366,837

Income Per Share of Common Stock -
Basic	$0.11	$0.08
Diluted	$0.10	$0.08

Weighted Average Shares of Common Stock Outstanding -
Basic	28,472,256	28,361,201
Diluted	32,301,084	32,363,012

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28,

(Unaudited)

	2022	2021

Sales	$22,450,682	$14,511,196

Cost of Sales	19,734,155	11,954,222

Gross Profit	2,716,527	2,556,974

Selling, General and Administrative Expenses	1,680,979	1,168,426

Operating Income	1,035,548	1,388,548

Other Income (Expense):
Other income	3,688	10,178
Interest expense	(201,992)	(270,229)

Income before Income Taxes	837,244	1,128,497
Provision for Income Taxes	(234,000)	(346,000)
Net Income	603,244	782,497

Income Attributable to Non-controlling Interest	(70,649)	(68,904)

Preferred Dividends	(80,137)	(80,137)

Net Income Attributable to Common Stockholders	$452,458	$633,456

Income Per Share of Common Stock -
Basic and Diluted	$0.02	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	28,472,639	28,361,201
Diluted	28,967,144	29,029,157

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64/share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	942,119	942,119	67,039	1,009,158
Balances, August 31, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,946,891)	7,846,714	1,187,859	9,034,573
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64/share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	955,098	955,098	67,975	1,023,073
Balances, November 30, 2020	50,000	5	28,361,201	2,836	53,790,764	(45,073,711)	8,719,894	1,203,634	9,923,528
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64/share	-	-	-	-	-	(80,137)	(80,137)	-	(80,137)
Net income	-	-	-	-	-	713,593	713,593	68,904	782,497
Balances, February 28, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(44,440,255)	$9,353,350	$1,220,338	$10,573,688

Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040
Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64/share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	5	28,561,201	2,856	53,814,744	(40,806,006)	13,011,599	1,253,781	14,265,380
Preferred dividends, $1.62/share	-	-	-	-	-	(81,027)	(81,027)	-	(81,027)
Net income (loss)	-	-	-	-	-	(297,817)	(297,817)	68,332	(229,485)
Balances, November 30, 2021	50,000	5	28,561,201	2,856	53,814,744	(41,184,850)	12,632,755	1,322,113	13,954,868
Common stock purchase			(281,500)	(28)	(281,472)	-	(281,500)	-	(281,500)
Cash distributions	-	-	-	-	-	-	-	(80,000)	(80,000)
Preferred dividends, $1.64/share	-	-	-	-	-	(80,137)	(80,137)	-	(80,137)
Net income	-	-	-	-	-	532,595	532,595	70,649	603,244
Balances, February 28, 2022	50,000	5	28,279,701	$2,828	$53,533,272	$(40,732,392)	$12,803,713	$1,312,762	$14,116,475

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended February 28,

(Unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net income	$3,496,217	$2,814,728
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,015,292	4,400,422
Forgiveness of debt	(3,068,497)	-
Gain on sale of assets	(22,336)	-
Deferred tax expense	99,000	1,257,000
Decrease (increase) in trade accounts receivable	(999,470)	2,290,113
Decrease (increase) in related party receivables	41,376	(23,889)
Decrease (increase) in inventory	(846,041)	752,526
Increase in prepaid expenses	(577,297)	(53,564)
Increase in accounts payable and accrued liabilities	3,258,539	39,602
Increase (decrease) in deferred revenue	3,787,750	(2,911,800)
Net cash provided by operating activities	9,184,533	8,565,138

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,875,530)	(2,252,271)
Proceeds from sale of assets	50,000	-
Net cash used in investing activities	(4,825,530)	(2,252,271)

Cash Flows from Financing Activities:
Proceeds from long-term debt	837,000	-
Payments on long-term debt and financing leases	(4,390,444)	(3,631,852)
Payments on related party note payable and financing lease	(353,523)	(885,206)
Proceeds from revolving loan	3,700,000	1,250,000
Payments on revolving loan	-	(3,190,003)
Proceeds from stock options exercised	24,000	-
Purchase of treasury stock	(281,500)	-
Payments for debt issuance costs	(4,752)	-
Dividends paid on preferred stock	(162,945)	(247,946)
Distributions paid by non-controlling interest	(132,200)	(156,600)
Net cash used in financing activities	(764,364)	(6,861,607)
Net Increase (Decrease) in Cash	3,594,639	(548,740)
Cash, beginning of period	4,387,533	1,131,850
Cash, end of period	$7,982,172	$583,110
Non-cash Activities:
Acquisition of equipment through financing lease	$24,441	$-
Capital expenditures in accounts payable	$255,062	$48,379
Equipment transferred from inventory	$-	$26,750
Preferred dividend accrual	$80,137	$80,137
Supplemental information:
Interest paid	$627,555	$897,045
Income taxes paid	$1,015,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREYSTONE LOGISTICS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2022, the results of its operations for the nine months and three months ended February 28, 2022 and 2021 and its cash flows for the nine months ended February 28, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the nine months and three months ended February 28, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the three months ended February 28, 2022 and 2021, are as follows:

	2022	2021

Preferred stock convertible into common stock	3,333,333	3,333,333

The following tables set forth the computation of basic and diluted earnings per share.

For the nine months ended February 28, 2022 and 2021:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,044,535	$2,366,837
Denominator -
Weighted-average shares outstanding - basic	28,472,256	28,361,201
Income per share of common stock - basic	$0.11	$0.08

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,044,535	$2,366,837
Add: Preferred stock dividends for assumed conversion	243,082	243,973
Net income allocated to common stockholders	$3,287,617	$2,610,810
Denominator -
Weighted-average shares outstanding – basic	28,472,256	28,361,201
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,828,828	4,001,811
Weighted average common stock outstanding – diluted	32,301,084	32,363,012
Income per share of common stock – diluted	$0.10	$0.08

For the three months ended February 28, 2022 and 2021:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$452,458	$633,456
Denominator -
Weighted-average shares outstanding – basic	28,472,639	28,361,201
Income per share of common stock – basic	$0.02	$0.02

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$452,458	$633,456
Denominator -
Weighted-average shares outstanding - basic	28,472,639	28,361,201
Incremental shares from assumed conversion of warrants or options, as appropriate	494,505	667,956
Weighted average common stock outstanding - diluted	28,967,144	29,029,157
Income (loss) per share of common stock – diluted	$0.02	$0.02

Note 3. Inventory

Inventory consists of the following:

	February 28,	May 31,
	2022	2021
Raw materials	$2,054,525	$2,520,654
Finished goods	2,233,490	921,320
Total inventory	$4,288,015	$3,441,974

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	February 28, 2022	May 31, 2021
Production machinery and equipment	$56,215,850	$52,292,733
Plant buildings and land	7,020,542	6,970,949
Leasehold improvements	1,487,398	1,487,398
Furniture and fixtures	542,057	550,337
	65,265,847	61,301,417

Less: Accumulated depreciation and amortization	(33,166,171)	(30,302,429)

Net Property, Plant and Equipment	$32,099,676	$30,998,988

Production machinery includes deposits on equipment in the amount of $2,977,230 at February 28, 2022, which has not been placed into service. Plant buildings and land include two properties which are owned by GRE, a variable interest entity (“VIE”) and have an aggregate net book value of $2,577,901 as of February 28, 2022.

Depreciation expense, including amortization expense related to financing leases, for the nine months ended February 28, 2022 and 2021 was $4,011,025 and $4,397,890, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for the each of the nine months ended February 28, 2022 and 2021.

Greystone paid Yorktown office rents totaling $38,400 and $36,000 during the nine months ended February 28, 2022 and 2021, respectively. Greystone prepaid $99,710 to Yorktown as a prepayment for lease rentals and rents on office space in consideration for a 50% reduction on office rent on the last scheduled payment under the office lease.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the nine months ended February 28, 2022 and 2021, Greystone purchases from TriEnda totaled $4,222 and $52,356, respectively, and sales to TriEnda totaled $62,089 and $54,871, respectively. As of February 28, 2022, TriEnda owed $88,204 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $348,330 and $343,350 for the nine months ended February 28, 2022 and 2021, respectively. The account receivable due from Green as of February 28, 2022 was $23,970.

Note 6. Long-term Debt

Debt as of February 28, 2022 and May 31, 2021 is as follows:

	February 28,	May 31,
	2022	2021
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$973,767	$1,623,572

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	703,855	905,822

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing January 10, 2022	-	487,390

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing February 28, 2023	253,181	447,551

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	1,476,551	2,035,670

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	-	789,926

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.5%, due January 31, 2024	3,700,000	-

Paycheck Protection Program note, interest rate of 1.0%, debt forgiven June 2021	-	3,034,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payment of $27,688, due April 30, 2023	1,883,218	2,049,941

Term note payable to Great Western Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	962,651	1,180,470

Term loan payable to Great Western Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	814,758	-

Note payable to Robert Rosene, 7.5% interest, due January 15, 2024	3,357,143	3,536,112

Other	120,648	147,914
Total long-term debt	14,245,772	16,238,368
Debt issuance costs, net of amortization	(31,211)	(30,726)
Total debt, net of debt issuance costs	14,214,561	16,207,642
Less: Current portion of long-term debt	(2,818,321)	(3,236,113)
Long-term debt, net of current portion	$11,396,240	$12,971,529

The prime rate of interest as of February 28, 2022, was 3.25%. Subsequent to February 28, 2022, the prime rate of interest was increased to 3.50% on March 17, 2022.

Debt issuance costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $4,267 and $2,532 for the nine months ended February 28, 2022 and 2021, respectively.

Loan Agreement between Greystone and IBC

The Loan Agreement (“IBC Loan Agreement”), dated January 31, 2014 and as amended from time to time, among Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $194,000 per month.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The amount which can be borrowed from time to time is dependent upon the amount of the borrowing base, as defined in the IBC Loan Agreement, not to exceed $4,000,000. The Revolving Loan bears interest at the greater of the prime rate of interest plus 0.5%, or 5.50% and matures January 31, 2024. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is prepaid by the Borrowers does not reduce the original amount available to the Borrowers. Greystone’s available revolving loan borrowing capacity was $300,000 as of February 28, 2022.

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

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Warren F. Kruger, Greystone’s President and CEO, and Robert B. Rosene, Jr., a director of Greystone. Messrs. Kruger and Rosene have provided a combined limited guaranty of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”) subsequently amended and restated as of January 7, 2016, reducing the maximum aggregate guaranty limit to $3,500,000 if Greystone maintained a Debt Coverage Ratio of at least 1.35:1.00 for a period of six consecutive quarters. Greystone has maintained a ratio of at least 1.35:1.00 for the specified time and has notified IBC accordingly. The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014, as discussed herein.

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

Effective June 1, 2016, the note was restated (the “Restated Note”) to combine the outstanding principal, $2,066,000, and accrued interest, $2,475,690, into an unsecured note payable of $4,541,690 with an extended maturity date of January 15, 2024. The Restated Note provides that accrued interest is payable monthly and allows Greystone to use commercially reasonable efforts to pay such amounts as allowed by the IBC Loan Agreement against the interest accrued prior to the restatement. The balance of the note as of February 28, 2022 was $3,357,143.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 28, 2022, are $2,818,321, $10,172,715, $545,176, $79,502 and $50,430 with $579,628 thereafter.

Note 7. Leases

Financing Leases

Financing leases as of February 28, 2022 and May 31, 2021:

	February 28, 2022	May 31, 2021
Non-cancellable financing leases	$2,370,077	$3,594,007
Less: Current portion	(1,592,166)	(1,745,535)
Non-cancellable financing leases, net of current portion	$777,911	$1,848,472

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

The production equipment under the non-cancelable financing leases has a gross carrying amount of $8,473,357 as of February 28, 2022. Amortization of the carrying amount of $721,923 and $758,902 was included in depreciation expense for the nine months ended February 28, 2022 and 2021, respectively.

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

Greystone has two non-cancellable operating leases for equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40%. The leases are single-term with constant monthly rental rates.

Lease Summary Information

For the periods ending February 28, 2022 and 2021:

	2022	2021
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$721,923	$758,902
Interest on lease liabilities	119,000	218,088
Operating lease expense	53,411	61,411
Short-term lease expense	1,101,133	1,117,628
Total	$1,995,467	$2,156,029

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$119,000	$218,088
Financing cash flows	$1,248,371	$1,407,081
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$53,411	$61,411
Weighted-average remaining lease term (in years) -
Financing leases	1.5	2.8
Operating leases	1.9	2.2
Weighted-average discount rate -
Financing leases	7.3%	7.4%
Operating leases	5.4%	5.2%

Future minimum lease payments under non-cancelable leases as of February 28, 2022, are approximately:

	Financing Leases	Operating Leases
Twelve months ended February 28, 2023	$1,709,132	$33,881
Twelve months ended February 29, 2024	771,741	24,550
Twelve months ended February 28, 2025	22,479	7,468
Twelve months ended February 28, 2026	7,807	-
Twelve months ended February 28, 2027	502	-
Total future minimum lease payments	2,511,661	65,899
Present value discount	141,584	3,657
Present value of minimum lease payments	$2,370,077	$62,242

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue related to these advances  is recognized by Greystone as pallets are shipped to the customer which totaled $9,772,750 and $4,291,800 during the nine months ended February 28, 2022 and 2021, respectively. Customer advances received during the nine months ended February 28, 2022 and 2021 were $13,560,500 and $1,380,000, respectively. The unrecognized balance of deferred revenue as of February 28, 2022 and May 31, 2021, was $10,218,357 and $6,430,607, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 1.6% and 0.8% of sales during the nine months ended February 28, 2022 and 2021, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28, 2022 and 2021, respectively, were as follows:

Category	2022	2021
End User Customers	74%	85%
Distributors	26%	15%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 75% and 85% of its total sales from three customers (four customers in the prior period) during the nine months ended February 28, 2022 and 2021, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $313,050 and $524,321 in fiscal years 2022 and 2021, respectively, were from one of its major customers.

Robert B. Rosene, Jr., a Greystone director, has provided financing and guarantees on Greystone’s bank debt. As of February 28, 2022, Greystone is indebted to Mr. Rosene in the amount of $3,357,143 for a note payable due January 15, 2024. There is no assurance that Mr. Rosene will renew the note as of the maturity date.

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

Note 12. Commitments

As of February 28, 2022, Greystone had commitments totaling $5,308,262 toward the purchase of production equipment.

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

References to fiscal year 2022 refer to the nine months and three months ended February 28, 2022. References to fiscal year 2021 refer to the nine months and three months ended February 28, 2021.

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

Personnel

Greystone had full-time-equivalents of approximately 239 and 260 full-time employees and 80 and 61 temporary employees as of February 28, 2022 and 2021, respectively. Full-time equivalent is a measure based on time worked.

Nine Months Ended February 28, 2022 Compared to Nine Months Ended February 28, 2021

Sales

Sales for fiscal year 2022 were $53,069,648 compared to $47,602,690 in fiscal year 2021 for an increase of $5,466,958, or 11.5%. Average pallet pricing from fiscal year 2021 to fiscal year 2022 is the principal contributing factor to the increase sales in fiscal year 2022. As noted herein, the number of major customers decreased from four to three as one customer’s demand for pallets was completed in fiscal year 2021. However, this deficiency was offset by a substantial increase in pallet sales to distributors in fiscal year 2022.

Greystone had three customers (four in fiscal year 2021) which accounted for approximately 75% and 86% of sales in fiscal years 2022 and 2021, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2022 was $47,914,061, or 90% of sales, compared to $38,986,912, or 82% of sales, in fiscal year 2021. The increase in cost of sales to sales in fiscal year 2022 was the result of several factors, including cost of raw materials resulting from inflationary increases in prices that were occurring faster that Greystone’s ability to compensate, a shortage of personnel and machine downtime during the first two quarters of fiscal year 2022 resulting in increased production costs per pallet due to Greystone’s relatively inflexible cost structure, and increased wages. To achieve a reduction in the cost of raw material, Greystone has ordered a new shredder and pelletizing system to increase the in-house capability to process unrefined recycled plastic which are expected to be operational about December 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,033,483 in fiscal year 2022 compared to $3,639,883 in fiscal year 2021 for an increase of $393,600. Legal expenses of approximately $475,000 resulting from arbitration proceedings initiated by iGPS Logistics, LLC, were the primary factor for the increased costs during fiscal year 2022. In January 2022, Greystone and iGPS entered into an agreement to terminate the arbitration proceedings without any monetary settlement.

Other Income (Expenses)

A gain was recognized in fiscal year 2022 from the forgiveness of the PPP loan and accrued interest in the amount of $3,068,497. Other income in fiscal year 2022 was $35,731 which included a gain of $22,336 from the sale of equipment and $13,395 from sales of scrap material while fiscal year 2021was from sales of scrap material in the amount of $19,122.

Interest expense was $631,115 in fiscal year 2022 compared to $923,289 in fiscal year 2021 for a decrease of $292,174. Principal reductions in debt and financing lease obligations were the primary reason for the decline.

Provision for Income Taxes

The provision for income taxes was $99,000 and $1,257,000 in fiscal years 2022 and 2021, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $3,496,217 in fiscal year 2022 compared to $2,814,728 in fiscal year 2021 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2022 was $3,044,535, or $0.11 per share, compared $2,366,837, or $0.08 per share, in fiscal year 2021 primarily for the reasons discussed above.

Three Months Ended February 28, 2022 Compared to Three Months Ended February 28, 2021

Sales

Sales for fiscal year 2022 were $22,450,682 compared to $14,511,196 in fiscal year 2021 for an increase of $7,939,486, or 54.7%. The number of pallets sold in fiscal year 2022 reflected a 34% increase over fiscal year 2021. Factors affecting the increase in sales during fiscal year 2022 include a substantial contract from a major retailer, the return business from a customer in the beer industry, and an approximately 91% increase in sales to distributors. Customer changes that occurred was the number of major customers decreasing from four to three as one customer’s demand for pallets was completed in fiscal year 2021.

Greystone had three customers (four in fiscal year 2021) which accounted for approximately 78% and 82% of sales in fiscal years 2022 and 2021, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2022 was $19,734,155, or 88% of sales, compared to $11,954,222, or 82% of sales, in fiscal year 2021. The increase in cost of sales to sales in fiscal year 2022 over fiscal year 2021 was the result of various factors, including cost of raw materials from inflationary increases in prices that were occurring faster that Greystone’s ability to compensate and increased wages. To achieve a reduction in the cost of raw material, Greystone has ordered a new shredder and pelletizing system to increase the in-house capability to process unrefined recycled plastic which are expected to be operational about December 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,680,979 in fiscal year 2022 compared to $1,168,426 in fiscal year 2021 for an increase of $512,553. Legal expenses of approximately $291,000 resulting from arbitration proceedings initiated by iGPS Logistics, LLC, were a primary factor for the increased costs during fiscal year 2022. In January 2022, Greystone and iGPS entered into an agreement to terminate the arbitration proceedings without any monetary settlement. Additionally, compensation bonuses paid during fiscal year 2022 contributed to the increase.

Other Income (Expenses)

Other income from sales of scrap material was $3,688 in fiscal year 2022 compared to $10,178 in fiscal year 2021.

Interest expense was $201,922 in fiscal year 2022 compared to $270,229 in fiscal year 2021 for a decrease of $68,237. The decrease from fiscal year 2021 to fiscal year 2022 was primarily due to the decrease in the principal balances for debt and financing lease obligations.

Provision for Income Taxes

The provision for income taxes was $234,000 and $346,000 in fiscal years 2022 and 2021, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $603,244 in fiscal year 2022 compared to $782,497 in fiscal year 2021 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2022 was $452,458, or $0.02 per share, compared $633,456, or $0.02 per share, in fiscal year 2021 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2022, is as follows:

Cash provided by operating activities	$9,184,533

Cash used in investing activities	$(4,825,530)

Cash used in financing activities	$(764,364)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$14,245,772	$2,818,321	$10,717,891	$129,932	$579,628
Financing lease rents	$2,511,661	$1,709,132	$794,220	$8,309	$-
Operating lease rents	$65,899	$33,881	$24,550	$7,468	$-
Commitments	$5,308,262	$5,308,262	$-	$-	$-

Greystone had a working capital deficit of $(3,904,765) as of February 28, 2022. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2022, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

Greystone issued purchase orders in January 2022 for equipment including two injection molding machines and one pelletizing system for about $5.5 million to increase its pallet production capacities. Because of the significant decrease in debt and financial lease balances through February 28, 2022, management believes funding will be achieved through financial institutions.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, timing of manufacturing enhancements, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2021, which was filed on August 20, 2021. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2021, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 28, 2022.

During the three months ended February 28, 2022, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2022 and May 31, 2021, (ii) the Consolidated Statements of Income for the nine months and three months ended February 28, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2022	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2022	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2022 and May 31, 2021, (ii) the Consolidated Statements of Income for nine months and three months ended February 28, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

