Form 10-K
period 2022-05-31
GREYSTONE LOGISTICS, INC.
filed 2022-08-19
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

As of November 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the average of the high and low price on such date, was $15,079,000 ($0.96 per share).

As of August 12, 2022, the issuer’s outstanding $0.0001 par value common stock was 28,279,701.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREYSTONE LOGISTICS, INC.

FORM 10-K

PART I

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2022, Greystone had an aggregate in-house production capacity of approximately 180,000 pallets per month and uses a third-party manufacturer for certain pallets.

Greystone’s product line as of May 31, 2022 consists of the following:

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

Employees

As of May 31, 2022, Greystone had full-time equivalents (“FTE’s” is a unit of measure that translates number of weekly hours worked by all employees where 40 hours per week is a single person) of approximately 217 full time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were FTE’s of approximately 81 employees as of May 31, 2022.

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

Greystone’s customers generally either have a recurring need for pallets such as a distributor and an end-user who acquires pallets for a closed loop distribution system or end users who acquire pallets for internal warehouse use. The latter group of customers may or may not have a recurring demand for pallets each year. Accordingly, revenues from customers that qualify as substantial in any one year may vary. Greystone derived a substantial portion of its revenue from three customers (four in fiscal year 2021). These customers accounted for approximately 76% and 83% of total sales in fiscal years 2022 and 2021, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

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

ESG, an acronym for environmental, social and governance, consists of three broad categories or areas of interest of what is termed “socially responsible investors.” Within each ESG category are various specific related concerns that may or may not be pertinent in a given situation depending on the specific investment being examined. The environmental category concerns include pollution or waste material that a company produces and factors related to climate change. The environmental circumstances surrounding deforestation implies that continued and growing interest in ESG compliance will lead companies to strongly consider the change to plastic pallets. Use of recycled plastics to produce pallets, as Greystone does, demonstrates commitment to ESG by reducing plastic disposition to landfills,

Greystone’s management believes that the gradual shifting trend from wood to 100 percent recyclable plastic pallets will continue, with the primary limiting factors being a front-end higher price and some regulatory limits to certain applications of pallet use. The savings come in the recyclability and significantly longer life which lowers the cost per trip dramatically. Greystone intends to continue to conduct research on pallet design for strength and coefficient of friction, on the materials used to make the plastic pallets as required to meet market demands and to improve its existing products. Plastic pallets reduce wood waste, are hygienic, weigh less which lowers fuel consumption and transport costs and are fully recyclable.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply. At the present time, these materials are being purchased from local, national and international suppliers.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone leases two primary buildings for a total of 120,000 square feet of manufacturing and warehouse space. These two buildings located on approximately 3 acres of land in Bettendorf, Iowa are leased from Greystone Real Estate, L.L.C. (“GRE”), a variable interest entity owned by Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic.

In addition, Greystone owns three buildings located within a 30-mile radius of its primary facility for an additional 95,000 square feet of warehouse space. These buildings are currently used for warehousing inventory and grinding operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Greystone’s common stock is traded on the OTCQB under the symbol “GLGI.” The following table sets forth the range of high and low per share bid quotations for Greystone’s common stock during the time periods indicated. The source of the foregoing quotations was the Financial Industry Regulatory Composite Feed or other qualified inter dealer quotation medium as provided by OTC Market Group, Inc.:

Quarter Ended	High	Low
August 31, 2020	1.08	0.71
November 30, 2020	1.05	0.83
February 28, 2021	0.99	0.80
May 31, 2021	1.35	0.84
August 31, 2021	1.41	0.98
November 30, 2021	1.25	0.82
February 28, 2022	1.09	0.80
May 31, 2022	0.92	0.67

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of approximately May 31, 2022, Greystone had approximately 217 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $243,082 and $407,329 in fiscal years 2022 and 2021, respectively.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone’s plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

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

Greystone uses a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available, and some may be obtained from a broad range of recycled plastic suppliers and unprocessed waste plastic. At the present time, these materials are being purchased from local and national suppliers and international suppliers if available. The availability of Greystone’s raw materials could change at any time for various reasons. For example, the market demand for Greystone’s raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone’s raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone’s competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

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

Greystone derives a large portion of its revenue from a few large customers and expects that this trend will continue in the foreseeable future. Three customers (four in fiscal year 2021) currently account for approximately 76% of its total sales in fiscal year 2022 (83% in fiscal year 2021). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.7% of Greystone’s outstanding common stock and have approximately 50.57% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), and one variable interest entity, Greystone Real Estate, L.L.C. (“GRE”).

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.

As of May 31, 2022 and 2021, Greystone had FTE’s of approximately 217 and 261 employees, respectively. Temporary personnel from a personnel service entity are utilized as needed. There were FTE’s of approximately 81 and 30 temporary personnel as of May 31, 2022 and 2021, respectively. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 180,000 plastic pallets per month, or 2,160,000 per year. Production levels generally vary proportionately with sales orders, machine downtime or customer restrictions for maintaining stringent sizing on certain pallets.

Year Ended May 31, 2022 Compared to Year Ended May 31, 2021

Sales

Sales were $74,170,351 for fiscal year 2022 compared to $64,925,059 for fiscal year 2021 for an increase of $9,245,292, or about 14%. The increase in pallet sales from fiscal year 2021 to 2022 is principally due to (i) pricing adjustments of approximately 8.1% on certain pallets to compensate for inflationary increases in raw materials costs and (ii) net increases in number of pallets sold of about 6.3% primarily to distributors.

Greystone had three customers (four in fiscal year 2021) who accounted for approximately 76% and 83% of total sales in fiscal years 2022 and 2021, respectively. Customers that account for significant sales may vary in any one year. Generally, customers purchasing substantial quantities to replace or add pallets to their inventory consistently comprise a significant portion of sales. Any customer(s) needing a substantial quantity of pallets to fulfill a specific need may vary from year to year.

Cost of Sales

Cost of sales was $66,395,792 (89% of sales) and $53,468,239 (82% of sales) in fiscal years 2022 and 2021, respectively. The increase in cost of sales to sales during fiscal year 2022 was the result of several factors, including increased cost of raw materials resulting from inflationary factors that were occurring faster than Greystone’s ability to compensate through pricing, a shortage of personnel and machine downtime during the first two quarters of fiscal year 2022 resulting in increased production costs per pallet due to Greystone’s relatively inflexible cost structure, and increased wages. Greystone is striving to purchase more unprocessed material to affect a reduction in the average cost of resin. Currently, Greystone’s capacity to process resin is at a maximum thereby creating more reliance on purchasing processed resin at a relatively higher cost per pound. To increase the capacity for processing resin, Greystone has purchased a new shredder and pelletizing system which are expected to become operational during the period from November 2022 to February 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expense was $5,200,387, (7.0% of sales) for fiscal year 2022 compared to $5,202,231 (8.0% of sales) for fiscal year 2021 for a decrease of $(1,844). Legal expenses included in SGA totaled approximately $494,000 and 456,000 during fiscal years 2022 and 2021, respectively. These legal fees were primarily attributable to an arbitration proceeding which was terminated with prejudice in fiscal year 2022.

Other Income (Expenses)

During fiscal year 2022, a gain was recognized on the forgiveness of debt and accrued interest in the amount of $3,068,497 for the Paycheck Protection Program loan under the Coronavirus Aid, Relief, and Economic Security Act.

Other income for fiscal years 2022 and 2021 included (i) a $246,079 refund for the Employee Retention Credit Program, $22,336 from the sale of equipment and $12,634 from sales of scrap material and (ii) sales of scrap material in the amount of $19,122, respectively.

Interest expense was $841,701 in fiscal year 2022 compared to $1,177,799 in fiscal year 2021 for a decrease of $336,098. This decrease is primarily attributable to a net decrease in long-term debt and financing leases during fiscal year 2022 by approximately $4.8 million offset by an increase in Greystone’s revolver loan by $3,700,000.

Provision for Income Taxes

The provision for income taxes was $535,417 in fiscal year 2022 compared to $1,480,590 in fiscal year 2021 for a decrease of $945,173. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes, income which is not subject to income tax in fiscal year 2022, charges which have no income tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $4,546,600 in fiscal year 2022 compared to $3,625,526 in fiscal year 2021 for an increase of $921,074 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $3,938,478, or $0.14 per share, in fiscal year 2022 compared to $3,030,165, or $0.11 per share, in fiscal year 2021 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2022, was as follows:

Cash provided by operating activities	$6,637,361
Cash used in investing activities	$(6,080,521)
Cash used in financing activities	$(1,801,116)

Contractual obligations of Greystone as of May 31, 2022, were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$13,496,191	$4,160,403	$8,669,035	$99,952	$566,801
Financing lease rents	$2,274,746	$1,730,278	$539,957	$4,511	$-
Operating lease rents	$58,498	$33,881	$24,617	$-	$-
Commitments	$4,754,382	$4,754,382	$-	$-	$-

Greystone had a working capital deficit of $(5,247,286) as of May 31, 2022.

Greystone’s principal long-term debt obligations include a $4,000,000 revolving line of credit and several term notes with IBC with various maturities and a note payable to Mr. Rosene maturing on January 15, 2024. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2022, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone has received through May 31, 2022, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during fiscal years 2022 and 2021 of $243,082 and $407,329, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2022 and 2021.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a one-year lease agreement at a rental rate of $5,200 per month.

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

Loans from International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and IBC entered into a Loan Agreement (the “IBC Loan Agreement”), as amended. The IBC Loan Agreement includes a revolving loan in an aggregate principal amount of up to $4,000,000 and several term loans primarily to fund acquisition of production equipment, as discussed in Note 4, Long-term Debt, to the consolidated financial statements. These loans are supported by a $3,500,000 guarantee by Warren Kruger, Greystone’s President and CEO, and Robert Rosene, a Greystone board member.

On July 29, 2022, Greystone and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (the “Restated IBC Loan Agreement”) as further described in a Form 8-K filed with the Securities and Exchange Commission on August 4, 2022. The Restated IBC Loan Agreement provides for the IBC to make to Greystone (i) a term loan in the amount of $7,854,707.54 to consolidate all existing term loans in the aggregate amount of $2,669,891.67 with Lender, extend credit in the amount of $3,271,86.98 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit to fund the purchase in the amount of $1,912,828.89 of the equipment subject to the iGPS Logistics, LLC, leases, (ii) an advancing term loan facility whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 (items i and ii referred to as “Term Loans”), and (iii) a renewal of the revolving loan with an increase of $2,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but can in no event exceed $6,000,000. The Restated Loan Agreement requires limited guarantees from Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director of Greystone.

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

Effective June 1, 2016, the note payable to Mr. Rosene was restated (the “Restated Note”) whereby the accrued interest as of June 1, 2016 of $2,475,690 was combined with the outstanding principal of $2,066,000 resulting in a note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2024. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2022. This conclusion is based on an evaluation conducted under the supervision and participation of Greystone’s CEO and CFO along with Greystone’s management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Director	2023
Larry J. LeBarre	Director	2023
Robert B. Rosene, Jr.	Director	2023
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 65 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and, most recently, has served as President and Chief Executive Officer from November 18, 2006 to the present.

Mr. Kruger’s business experience and knowledge of the day-to-day operations of Greystone make him well suited to serve on Greystone’s Board of Directors.

Mr. Larry J. LeBarre, Director

Mr. LeBarre, age 66, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Mr. Robert B. Rosene, Jr., Director

Mr. Rosene, age 68, is President of Patriot Auto Group, L.L.C., which owns seven auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone make him a good fit as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 81, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately-held oil and gas production company and contract drilling company.

Identification of the Audit Committee; Audit Committee Financial Expert

As of May 31, 2022, Greystone had not established an audit committee and the entire board of directors essentially serves as Greystone’s audit committee.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2022, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2022 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2022, 2021 and 2020:

Summary Compensation Table

					Nonqualified
					Deferred
Name and	Fiscal Year			Option	Compensation	All Other
Principal Position	Ending May 31,	Salary	Bonus	Awards	Earnings	Compensation	Total

Warren F. Kruger,	2022	$360,000	$150,000	$-	$-	$12,499	$522,499
President and Chief	2021	$360,000	$155,000	$-	$-	$12,852	$527,852
Executive Officer	2020	$360,000	$25,000	$-	$-	$11,565	$396,565

William W. Rahhal,	2022	$206,346	$75,000	$-	$-	$6,254	$287,600
Chief Financial Officer	2021	$200,000	$75,000	$-	$-	$6,389	$281,389
	2020	$200,000	$25,000	$-	$-	$4,705	$229,705

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. In fiscal years 2022 and 2021, $50,000 and $50,000, respectively, was paid to each of Messrs. Kruger, Rosene and LeBarre.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2022, Greystone had 28,279,701 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2022, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and named officers as a group:

	Shares of Common Stock			Shares of Senior Preferred Stock		Voting Shares	Percent of Total
Name and Address of	Beneficially		Percent of	Beneficially	Percent of	Beneficially	Voting
Beneficial Owner	Owned(1)		Class(2)	Owned(3)	Class	Owned(4)	Power

Warren F. Kruger	10,523,521	(5)	34.85%	25,000	50.00%	10,273,521	32.50%
Chairman, President and CEO
1613 East 15th Street
Tulsa, OK 74120

William W. Rahhal	307,883	(6)	1.09%	-0-	-0-	307,883	0.97%
Chief Financial Officer
1613 East 15th Street
Tulsa, OK 74120

Robert B. Rosene, Jr.	5,135,717	(7)	17.01%	25,000	50.00%	4,885,717	15.45%
Director
1323 E. 71st Street, Suite 300
Tulsa, OK 74136

Larry J. LeBarre	520,093	(8)	1.84%	-0-	-0-	520,093	1.65%
Director
7518 Middlewood Street
Houston, TX 77063

Topline Capital Partners, LLC	2,827,970	(9)	9.99%	-0-	-0-	2,833,396	8.95%
2913 3rd Street, Unit 201
Santa Monica, CA 90405

All Directors & Officers as a Group (4 persons)	16,487,215	(10)	51.34%	50,000	100.00%	15,987,215	50.57%

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,613,034.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,587,855 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666.67 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666.67 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	This total includes 2,827,970 shares of common stock beneficially owned direct by Topline Capital Partners, LLC.

(10)	The director and officer group includes each reporting person in the above table other than Mr. Pritchard and Topline Capital Partners, LLC. The total includes: (i) 12,653,882 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666.67 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666.67 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2022 and 2021, Greystone purchases from TriEnda totaled $4,222 and $143,589, respectively and sales to TriEnda totaled $126,037 and $123,166, respectively. As of May 31, 2022, TriEnda owed Greystone $152,152.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $617,100 and $544,636 in fiscal years 2022 and 2021, respectively. As of May 31, 2022, the amount that Green owed to Greystone was $99,960.

Other Transactions

Greystone leases two buildings located in Bettendorf, Iowa, from which it conducts its manufacturing operations, from Greystone Real Estate, L.L.C., a variable interest entity which is owned by Robert B. Rosene, Jr., a member of Greystone’s board of director, and Warren Kruger, Greystone’s President and CEO and a member of Greystone’s Board of Directors. Rental payments for both buildings are $42,381 per month.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2022 and May 31, 2021:

Fee Category	Fiscal 2022 Fees	Fiscal 2021 Fees

Audit Fees(1)	$180,750	$171,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$180,750	$171,000

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2022 and May 31, 2021, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger, Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000. (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended May 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 19, 2022	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2022	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 19, 2022	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 19, 2022	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2022 and 2021, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2007.

Tulsa, Oklahoma

August 19, 2022

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$3,143,257	$4,387,533
Accounts receivable -
Trade	6,001,049	4,586,134
Related parties	252,112	153,550
Other	156,162	-
Inventory	4,112,496	3,441,974
Prepaid expenses	148,078	52,315
Total Current Assets	13,813,154	12,621,506

Property, Plant and Equipment, net	31,876,765	30,998,988
Right-of-use Operating Lease Assets	55,535	109,013
Total Assets	$45,745,454	$43,729,507

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$4,160,403	$3,236,113
Current portion of financing leases	1,630,895	1,745,535
Current portion of operating leases	33,881	56,443
Accounts payable and accrued expenses	7,820,837	3,754,556
Deferred revenue	5,329,047	6,430,607
Preferred dividends payable	85,377	-
Total Current Liabilities	19,060,440	15,223,254

Long-Term Debt, net of current portion and debt issue costs	9,306,037	12,971,529
Financing Leases, net of current portion	532,148	1,848,472
Operating Leases, net of current portion	21,654	52,570
Deferred Tax Liability	1,743,694	2,380,642

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 and 28,361,201 shares issued and outstanding, respectively	2,828	2,836
Additional paid-in capital	53,533,272	53,790,764
Accumulated deficit	(39,838,449)	(43,776,927)
Total Greystone Stockholders’ Equity	13,697,656	10,016,678
Non-controlling interest	1,383,825	1,236,362
Total Equity	15,081,481	11,253,040

Total Liabilities and Equity	$45,745,454	$43,729,507

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Year Ended May 31,
	2022	2021

Sales	$74,170,351	$64,925,059

Cost of Sales	66,395,792	53,468,239

Gross Profit	7,774,559	11,456,820

Selling, General and Administrative Expenses	5,200,387	5,202,231

Operating Income	2,574,172	6,254,589

Other Income (Expense):
Gain on the forgiveness of debt	3,068,497	-
Other income	281,049	29,326
Interest expense	(841,701)	(1,177,799)

Income before Income Taxes	5,082,017	5,106,116
Provision for Income Taxes	535,417	1,480,590
Net Income	4,546,600	3,625,526

Income Attributable to Non-controlling Interest	(279,663)	(272,142)

Preferred Dividends	(328,459)	(323,219)

Net Income Attributable to Common Stockholders	$3,938,478	$3,030,165

Income Per Share of Common Stock -
Basic	$0.14	$0.11
Diluted	$0.13	$0.10
Weighted Average Shares of Common Stock Outstanding -
Basic	28,423,721	28,361,201
Diluted	32,252,432	32,364,942

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	50,000	$5	28,361,201	$2,836	$53,790,764	$(46,807,092)	$6,986,513	$1,173,020	$8,159,533

Cash distributions	-	-	-	-	-	-	-	(208,800)	(208,800)

Preferred dividends, $6.46 per share	-	-	-	-	-	(323,219)	(323,219)	-	(323,219)

Net income	-	-	-	-	-	3,353,384	3,353,384	272,142	3,625,526
Balances, May 31, 2021	50,000	5	28,361,201	2,836	53,790,764	(43,776,927)	10,016,678	1,236,362	11,253,040

Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000

Common stock purchase	-	-	(281,500)	(28)	(281,472)	-	(281,500)	-	(281,500)

Cash distributions	-	-	-	-	-	-	-	(132,200)	(132,200)

Preferred dividends, $6.57 per share	-	-	-	-	-	(328,459)	(328,459)	-	(328,459)

Net income	-	-	-	-	-	4,266,937	4,266,937	279,663	4,546,600

Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended May 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,546,600	$3,625,526
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,365,720	5,801,517
Change in deferred taxes	(636,948)	1,271,590
Forgiveness of debt	(3,068,497)	-
Gain on sale of assets	(22,336)	-
Decrease (increase) in trade and other accounts receivable	(1,571,077)	2,084,637
Increase in related party receivable	(98,562)	(59,199)
Decrease (increase) in inventory	(670,522)	761,171
Increase in prepaid expenses	(95,763)	(44,827)
Increase (decrease) in accounts payable and accrued expenses	3,990,306	(895,226)
Increase (decrease) in deferred revenue	(1,101,560)	2,637,440
Net cash provided by operating activities	6,637,361	15,182,629

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,130,521)	(2,905,640)
Proceeds from sale of equipment	50,000	-
Net cash used in investing activities	(6,080,521)	(2,905,640)

Cash Flows from Financing Activities:
Proceeds from long-term debt	837,000	-
Proceeds from revolving loan	3,700,000	2,935,000
Payments on long-term debt and financing leases	(5,263,858)	(4,845,494)
Payments on related party note payable and financing lease	(436,724)	(1,019,683)
Payments on revolving loan	-	(5,475,000)
Payments for debt issuance costs	(4,752)	-
Stock options exercised	24,000	-
Purchase of common stock	(281,500)	-
Dividends paid on preferred stock	(243,082)	(407,329)
Distributions paid by non-controlling interest	(132,200)	(208,800)
Net cash used in financing activities	(1,801,116)	(9,021,306)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,244,276)	3,255,683
Cash and Cash Equivalents, beginning of year	4,387,533	1,131,850

Cash and Cash Equivalents, end of year	$3,143,257	$4,387,533

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2022 and 2021

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”), through its two wholly owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacturing and marketing of plastic pallets and pelletized recycled plastic resin.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (FDIC). Cash balances at times are in excess of FDIC insurance limits.

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

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. Finance lease ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the capital asset accounting policy. If ownership of the ROU assets transfers to Greystone at the end of the lease term or if Greystone is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset.

For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the consolidated statements of income.

In accordance with Accounting Standards Codification 842, Greystone has made accounting policy elections (1) to not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less and (2) to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. Short-term leases include real estate and vehicles and are not significant in comparison to Greystone’s overall lease portfolio. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

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

Basic and diluted earnings per share of common stock for the years ending May 31, are as follows:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,938,478	$3,030,165
Denominator -
Weighted-average common shares outstanding	28,423,721	28,361,201
Income per share of common stock - Basic	$0.14	$0.11

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,938,478	$3,030,165
Add: Preferred stock dividends due to assumed conversion	328,459	323,219
Net income allocated to common stockholders	$4,266,937	$3,353,384
Denominator -
Weighted-average common shares outstanding-basic	28,423,721	28,361,201
Incremental common shares from assumed conversion of warrants, options and preferred stock, as appropriate	3,828,711	4,003,741
Diluted weighted average common stock outstanding	32,252,432	32,364,942
Income per share of common stock - Diluted	$0.13	$0.10

Note 2. INVENTORY

Inventory consists of the following as of May 31:

	2022	2021
Raw materials	$2,091,550	$2,520,654
Finished pallets	2,020,946	921,320

Total Inventory	$4,112,496	$3,441,974

Note 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2022	2021
Production machinery and equipment	$57,341,906	$52,292,733
Plant buildings and land	7,020,543	6,970,949
Leasehold improvements	1,487,398	1,487,398
Furniture and fixtures	542,057	550,337
Total property, plant and equipment	66,391,904	61,301,417
Less: Accumulated depreciation	(34,515,139)	(30,302,429)

Property, Plant and Equipment, net	$31,876,765	$30,998,988

Property, plant and equipment includes production equipment with a carrying value of $3,175,990 which had not been placed into service as of May 31, 2022.

Two plant buildings and land located in Bettendorf, Iowa are owned by GRE, a variable interest entity, and had a net book value of $2,548,933 as of May 31, 2022. Effective July 29, 2022, GRE's relationship with Greystone as a VIE will terminate. The carrying values of the buildings will be eliminated and replaced by a right-of-use financing lease asset in the amount of the present value of the rentals under the lease agreement for the buildings.

Depreciation expense for the years ended May 31, 2022 and 2021, was $5,359,993 and $5,796,357, respectively.

Note 4. LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2022 and 2021:

	2022	2021
Term loan A payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing April 30, 2023	$753,144	$1,623,572

Term loan C payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.0%, maturing August 4, 2024	635,364	905,822

Term loan D payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, matured January 10, 2022	-	487,390

Term loan E payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.75%, maturing February 28, 2023	186,710	447,551

Term loan F payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing February 29, 2024	1,294,951	2,035,670

Term loan G payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 5.25%, maturing April 30, 2024	-	789,926

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	3,700,000	-

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, monthly principal and interest payments of $27,688, due April 30, 2023	1,826,361	2,049,941

Term loan payable to First Interstate Bank (formerly Great Western Bank), interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	888,642	1,180,470

Term note payable to First Interstate Bank (formerly Great Western Bank), interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by land and buildings	803,941	-

Paycheck Protection Program note, principal and interest forgiven as of June 11, 2021	-	3,034,000

Note payable to Robert Rosene, 7.5% interest, due January 15, 2024	3,295,704	3,536,112

Other	111,374	147,914
Face value of long-term debt	13,496,191	16,238,368
Less: Debt issuance costs, net of amortization	(29,751)	(30,726)
	13,466,440	16,207,642
Less: Current portion of long-term debt	(4,160,403)	(3,236,113)
Long-term debt	$9,306,037	$12,971,529

As of May 31, 2022, the prime rate of interest was 4.00%. Effective July 28, 2022, the prime rate of interest increased to 5.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $5,727 and $5,160 for the years ended May 31, 2022 and 2021, respectively.

Loan Agreement between Greystone and International Bank of Commerce (“IBC”)

On January 31, 2014, Greystone and GSM (the “Borrowers”) and International Bank of Commerce (“IBC”) entered into a Loan Agreement (the “IBC Loan Agreement”). The IBC Loan Agreement, as amended, provides for certain term loans and a revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans vary as a result of changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans is approximately $190,000 per month.

The IBC Loan Agreement, as amended, provides a revolving loan in an aggregate principal amount of up to $4,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but in no event can exceed $4,000,000. The Revolving Loan bears interest at greater of the prime rate of interest plus 0.5%, or 4.5% and matures July 29, 2024. The Borrowers are required to pay all interest accrued on the outstanding principal balance of the Revolving Loan on a monthly basis. Any principal on the Revolving Loan that is repaid by the Borrowers does not reduce the original amount available to the Borrowers. Under these limitations, Greystone’s available revolving loan borrowing capacity was $300,000 at May 31, 2022.

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

The IBC Loan Agreement is secured by a lien on substantially all of the assets of the Borrowers. In addition, the IBC Loan Agreement is secured by a mortgage granted by GRE on the real property owned by GRE in Bettendorf, Iowa (the “Mortgage”). GRE is owned by Robert B. Rosene, Jr., a director of Greystone. Messrs. Warren F. Kruger, President and CEO and Rosene provided a combined limited guaranty as of January 31, 2014, of the Borrowers’ obligations under the IBC Loan Agreement, with such guaranty being limited to a combined amount of $6,500,000 (the “Guaranty”). The Guaranty was amended and restated as of January 7, 2016, to provide that the maximum aggregate guaranty will be limited to $3,500,000 if Greystone maintains a Debt Coverage Ratio of at least 1.35:1.00 for a period of six consecutive quarters. Greystone notified IBC that the conditions of the amended and restated Debt Service Coverage Ratio were maintained for the four consecutive quarters ending May 31, 2022. The Mortgage and the Guaranty also secure or guaranty, as applicable, the obligations of GRE under the Loan Agreement between GRE and IBC dated January 31, 2014 as discussed in the following paragraph.

Amended and Restated Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Greystone”) and IBC entered into an Amended and Restated Loan Agreement (the “Restated IBC Loan Agreement”) as further described in a Form 8-K filed with the Securities and Exchange Commission on August 4, 2022. The Restated IBC Loan Agreement provides for IBC to make to Greystone (i) a term loan in the amount of $7,854,707.54 to consolidate all existing term loans in the aggregate amount of $2,669,891.67 with Lender, extend credit in the amount of $3,271,86.98 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit to fund the purchase in the amount of $1,912,828.89 of the equipment subject to the iGPS Logistics, LLC, leases and (ii) an advancing term loan facility whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 (items i and ii referred to as “Term Loans”) (iii) a renewal of the revolving loan with an increase of $2,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but can in no event exceed $6,000,000. The Restated IBC Loan Agreement is secured by substantially all of the assets of Greystone but eliminates the collateralization of the real estate owned by GRE. The Restated Loan Agreement requires limited guarantees from Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director of Greystone.

Loan Agreement with First Interstate Bank (formerly Great Western Bank)

On August 23, 2021, Greystone and First Interstate Bank (formerly Great Western Bank) entered into a loan agreement (the “FIB Loan Agreement”) in connection with certain prior loans and a mortgage loan to refinance certain land and buildings located in Bettendorf, IA.

The FIB Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 as of the end of each fiscal year end and debt to tangible net worth ratio of 4:00 to 1:00 as of the end of each fiscal year end with a decrease of 0.50 in the ratio each year thereafter until reaching a minimum ratio of 3:00 to 1:00. In addition, the FIB Loan Agreement provides that Greystone shall not, without prior consent of the bank, incur or assume additional indebtedness or capital leases.

Loan Agreement between GRE and IBC

On January 31, 2014, GRE and IBC entered into a Loan Agreement, as amended, providing for a mortgage loan to GRE of $3,412,500. The loan provides for a 5.5% interest rate and a maturity of April 30, 2023, secured by a mortgage on the two buildings in Bettendorf, Iowa which are leased to Greystone.

Note Payable between Greystone and Robert B. Rosene, Jr.

Effective December 15, 2005, Greystone entered into an agreement with Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, to convert $2,066,000 of advances into a note payable at 7.5% interest.

Effective June 1, 2016, the note payable with Mr. Rosene was restated (the “Restated Note”) to aggregate the accrued interest with the outstanding principal resulting in a combined note payable in the principal amount of $4,541,690 with an interest rate of 7.5% and a maturity of January 15, 2019, subsequently amended to January 15, 2024. The Restated Note requires the payment of accrued interest to Mr. Rosene. In addition, the Restated Note allows Greystone to make additional payments, at Greystone’s discretion, up to an amount allowed by the IBC Loan Agreement.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to May 31, 2022, are $4,160,403, $8,256,351, $412,684, $49,091 and $50,861 with $566,801 due thereafter.

Note 5. LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	2022	2021
Non-cancelable financing leases	$2,163,043	$3,594,007
Less: Current portion of financing leases	(1,630,895)	(1,745,535)
Non-cancelable financing leases, net of current portion	$532,148	$1,848,472

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

Effective July 29, 2022, GRE will no longer be a variable interest entity (“VIE”) as a result certain events discussed in Note 4, Long Term Debt. Currently, the rent expense that Greystone paid to GRE, as a VIE, has beeen eliminated in the consolidated financial statements of Greystone. Upon the termination of GRE as a VIE, the lease agreement between Greystone and GRE will become a right-of-use financing lease asset and the related rent expense will be recognized in the consolidated financial statements.

The production equipment under the non-cancelable financing leases as of May 31, 2022 and 2021 was as follows:

	2022	2021
Production equipment under financing leases	$8,497,798	$8,473,357
Less: Accumulated amortization	(3,481,223)	(2,534,688)
Production equipment under financing leases, net	$5,016,575	$5,938,669

Amortization of the carrying amount of the assets was $946,535 and $1,012,870 for the years ended May 31, 2022 and 2021, respectively. The amortization was included in depreciation expense.

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

Greystone has two non-cancellable operating leases for equipment with terms of 4.5 and 5.0 years and a discount rate of 5.40%. The leases are single term with constant monthly rental rates.

The outstanding liability for right to use assets under operating leases as of May 31, 2022 and 2021 is as follows:

	2022	2021
Liability under operating leases	$55,535	$109,013
Less: Current portion	(33,881)	(56,443)
Long-term portion of liability under operating leases	$21,654	$52,570

Lease Summary Information

For the years ended May 31, 2022 and 2021, a summary of lease activity follows:

	2022	2021
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$946,535	$1,012,870
Interest on lease liabilities	127,898	267,729
Operating lease expense	61,881	77,284
Short-term lease expense	1,493,169	1,481,270
Total	$2,629,483	$2,839,153

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$127,898	$267,729
Financing cash flows	$1,455,404	$1,861,650
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$61,881	$77,284
Right-of-use assets obtained in exchange for lease liabilities – financing lease	$24,441	$-
Weighted-average remaining lease term (in years) -
Financing leases	1.3	2.0
Operating leases	1.6	2.1
Weighted-average discount rate -
Financing leases	7.3%	7.4%
Operating leases	5.4%	5.3%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2022, are approximately:

	Operating Leases	Financing Leases
Year ended May 31, 2023	$33,881	$1,730,278
Year ended May 31, 2024	20,535	522,249
Year ended May 31, 2025	4,082	17,708
Year ended May 31, 2026	-	4,511
Total lease payments	58,498	2,274,746
Less: Imputed interest	(2,963)	(111,702)
Present value of minimum lease payments	$55,535	$2,163,044

Note 6. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada. Mexico and other Central America countries which totaled 1.45% and 0.92% of total sales in fiscal years 2022 and 2021, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2022 and 2021, respectively, were as follows:

Category	2022	2021
End user customers	76%	83%
Distributors	24%	17%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to customers. Customer advances received totaled $13,560,500 and $8,334,755 in fiscal years 2022 and 2021, respectively. The unrecognized balance of deferred revenue as of May 31, 2022 and 2021, was $5,329,047 and $6,430,607, respectively. The Company recognized $14,662,060 and $5,697,315 into revenue during the years ended May 31, 2022 and 2021, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 were paid in both fiscal years 2022 and 2021.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a one-year lease at a rental rate of $5,200 per month. Total rent expense was $54,000 and $48,000 for fiscal years 2022 and 2021, respectively.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2022 and 2021, Greystone purchases from TriEnda totaled $4,222 and $143,589, respectively and sales to TriEnda totaled $126,037 and $123,166, respectively. As of May 31, 2022, TriEnda owed $152,152 to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $617,100 and $544,636 in fiscal years 2022 and 2021, respectively. As of May 31, 2022, Green owed $99,960 to Greystone.

Note 8. INCOME TAXES

Deferred taxes as of May 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax asset:
Net operating loss carryforward	$1,876,710	$2,487,650
Income, tax reporting in excess of financial	1,497,136	-
Inventory	30,480	7,620
Total deferred tax asset	3,404,326	2,495,270
Deferred tax liability:
Depreciation and amortization, tax reporting in excess of financial	(3,546,886)	(3,274,778)
Valuation allowance	(1,601,134)	(1,601,134)
Net deferred tax liability	$(1,743,694)	$(2,380,642)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $1,601,134 has been recorded as of May 31, 2022 and 2021. The NOLs that are anticipated to be utilized during the available years total $1,312,266.

The net change in deferred taxes for the year ended May 31, 2022 and 2021, is as follows:

	2022	2021
Income, tax reporting in excess of financial	$1,497,136	$-
Net operating loss carryforward	(610,940)	(868,195)
Depreciation and amortization, tax reporting in excess of financial	(272,108)	(284,131)
Accrued expenses	-	(35,445)
Inventory	22,860	(83,820)
Net change	$636,948	$(1,271,590)

The provision for income taxes as of May 31, 2022 and 2021 consists of the following:

	2022	2021
Current income tax -
Federal	$503,612	$-
State	668,753	208,999
Deferred income tax	(636,948)	1,271,591
Provision for income taxes	$535,417	$1,480,590

Greystone’s provision for income taxes for the years ended May 31, 2022 and 2021 differs from the federal statutory rate as follows:

	2022	2021
Tax provision using statutory rates	21%	21%
State income taxes	9	9
Permanent differences	(17)	-
VIE income passed to members	(2)	(1)
Tax provision per financial statements	11%	29%

As of May 31, 2022, Greystone had net operating losses (NOLs) for Federal income tax purposes totaling $8,936,713, as follows:

	NOL Carryforward	Year Expiring
Year ended May 31, 2003	3,088,722	2023
Year ended May 31, 2004	1,632,774	2024
Year ended May 31, 2005	4,215,217	2025

Note 9. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (7.25% at May 31, 2022) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holder of the preferred stock has been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends must be fully paid before a dividend on the common stock may be paid.

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

Note 10. STOCK OPTIONS

Greystone has a stock option plan that provides for the granting of options to key employees and non-employee directors. The options are to purchase common stock at not less than fair market value at the date of the grant. Stock options generally expire in ten years from the date of grant or upon termination of employment and are generally exercisable one year from date of grant in cumulative annual installments of 25%. A summary of option activity during the two years ended May 31, 2022, is as follows:

	Number	Weighted Average Exercise Price
Total outstanding May 31, 2020	200,000	$0.12
Total outstanding May 31, 2021	200,000	$0.12
Exercised	(200,000)	$0.12
Total outstanding May 31, 2022	-0-

Note 11. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is a IRC Section 401(K) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(K) plan. Greystone’s contributions to the 401(K) plan totaled $322,983 and $330,682 in the fiscal years ended May 31, 2022 and 2021, respectively.

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2022 and 2021, the carrying amounts reported in the consolidated balance sheet approximate fair value for the variable and fixed rate loans.

Note 13. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2022 and 2021:

	2022	2021
Non-cash investing and financing activities:
Acquisition of equipment through financing leases	$24,441	$-
Acquisition of equipment in accounts payable	$126,128	$15,656
Equipment reclassified from inventory	$-	$26,750
Preferred dividend accrual	$85,377	$-
Supplemental information:
Interest paid	$836,683	$1,176,412
Income taxes paid	$1,427,354	$178,280

Note 14. CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2022 and 2021, Greystone had three customers (four customers in fiscal year 2021) that accounted for approximately 76% and 83% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. A majority of these purchases is from one of Greystone’s major customers which totaled approximately $603,000 and $753,000 in fiscal years 2022 and 2021, respectively.

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

Note 15. VARIABLE INTEREST ENTITIES (VIE)

Greystone Real Estate, L.L.C.

GRE is owned by Robert B. Rosene, Jr., a member of the Board of Directors. GRE was created solely to own and lease two buildings that GSM occupies in Bettendorf, Iowa.

The buildings, having a carrying value of $2,548,933 and $2,664,805 as of May 31, 2022 and 2021, respectively, serve as collateral for GRE’s debt and Greystone’s debt under the Loan Agreement between Greystone and IBC. The debt had a carrying value of $1,826,361 and $2,049,941 as of May 31, 2022 and 2021, respectively.

As further discussed in Note 4, Long-Term Debt, the real estate of GRE was cross collateralized with Greystone’s debt to IBC. Effective July 29, 2022, Greystone and IBC entered into an Amended and Restated Loan Agreement whereby the cross collateralized provision was terminated. In addition, the sole member of GRE made a capital contribution to GRE and the proceeds were used to retire the debt from GRE to IBC. Accordingly, the variable interest relationship between Greystone and GRE terminated effective July 29, 2022.

Note 16. COMMITMENTS

As of May 31, 2022, Greystone had outstanding commitments totaling $4,754,382 for the acquisition of equipment.

Index to Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).

4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).

4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).

4.3	Certificate of Ownership and Merger Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).

10.1**	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.2**	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.8 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.3**	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.9 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.4**	Form of Nonemployee Director Stock Option Agreement (incorporated herein by reference to Exhibit 99.10 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2001, which was filed with the SEC on September 13, 2001).

10.5 **	Form of Employee Director Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.36 of Greystone’s Form 10-KSB for the Fiscal Year Ended May 31, 2002, which was filed with the SEC on September 13, 2002).

10.6	Loan Agreement dated January 31, 2014, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on February 5, 2014).

10.7	Promissory Note (Revolving Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on February 5, 2014).

10.8	Promissory Note (Equipment Term Loan) dated January 31, 2014, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on February 5, 2014).

10.9	Industrial Lease dated as of July 1, 2004, by and between Greystone Properties, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 10-QSB for the Quarterly Period Ended February 28, 2005, which was filed with the SEC on April 20, 2005).

10.10	Promissory Note dated as of December 15, 2005 in the amount of $2,066,000 issued by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. to Robert B. Rosene, Jr. (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.11	Security Agreement dated as of December 15, 2005 by and between Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. and Robert B. Rosene, Jr. relating to Promissory Note in the amount of $2,066,000 (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-QSB for the Quarterly Period Ended November 30, 2005, which was filed with the SEC on January 17, 2006).

10.12**	Amendment to Greystone’s Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Greystone’s Form 10-K filed on September 14, 2012).

21.1	Subsidiaries of Greystone Logistics, Inc. (submitted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended May 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.