Form 10-K/A
period 2022-05-31
GREYSTONE LOGISTICS, INC.
filed 2022-08-23
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A is being filed by Greystone Logistics, Inc. (the “Company”) as Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (the “Previous Form 10-K”). This Form 10-K/A amends and restates the Previous Form 10-K in its entirety. Accordingly, this Form 10-K/A should be read independently of the Previous Form 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Form 10-K, including any amendments to those filings. The Company’s Previous Form 10-K was inadvertently and erroneously filed by the filing agent and accepted by the SEC (ACCESSION NUMBER: 0001493152-22-023637) on August 19, 2022, 5:28 PM. The Previous Form 10-K was not approved, nor signed by the principal executive officer, principal financial officer and board of directors. The Previous Form 10-K included a signed Report of Independent Registered Public Accounting Firm with a date of August 19, 2022. HoganTaylor LLP, the Company’s Independent Registered Public Accounting Firm, did not issue the Company a report for the May 31, 2022 consolidated financial statements that was included in the Previous Form 10-K. As such, the consolidated financial statements which are presented in the Previous Form 10-K are unaudited. This Form 10-K/A has been signed by the Company’s principal executive officer, principal financial officer and board of directors. Also, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2). Additionally, this Form 10-K/A includes the Report of Independent Registered Public Accounting Firm signed by HoganTaylor LLP dated August 23, 2022 and the accompanying audited consolidated financial statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 23, 2022	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2022	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2022	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 23, 2022	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 23, 2022	/s/ William W. Rahhal
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

August 23, 2022

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