Form 10-Q
period 2022-08-31
GREYSTONE LOGISTICS, INC.
filed 2022-10-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-26331

GREYSTONE LOGISTICS, INC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post and submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 7, 2022 - 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2022	May 31, 2022
Assets
Current Assets:
Cash	$2,934,898	$3,143,257
Accounts receivable -
Trade	4,730,076	6,001,049
Related parties	213,431	252,112
Other	-	156,162
Inventory	6,336,813	4,112,496
Prepaid expenses	71,415	148,078
Total Current Assets	14,286,633	13,813,154
Property, Plant and Equipment, net	29,397,701	31,876,765
Right-of-Use Operating Lease Assets	5,520,333	55,535
Total Assets	$49,204,667	$45,745,454

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,604,380	$4,160,403
Current portion of financing leases	1,492,365	1,630,895
Current portion of operating leases	244,584	33,881
Accounts payable and accrued liabilities	8,242,556	7,820,837
Deferred revenue	313,527	5,329,047
Preferred dividends payable	109,418	85,377
Total Current Liabilities	13,006,830	19,060,440
Long-Term Debt, net of current portion and debt issuance costs	13,949,456	9,306,037
Financing Leases, net of current portion	251,558	532,148
Operating Leases, net of current portion	5,275,749	21,654
Deferred Tax Liability	1,808,694	1,743,694
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding, respectively	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(38,623,725)	(39,838,449)
Total Greystone Stockholders’ Equity	14,912,380	13,697,656
Non-controlling interest	-	1,383,825
Total Equity	14,912,380	15,081,481

Total Liabilities and Equity	$49,204,667	$45,745,454

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended August 31,

(Unaudited)

	2022	2021
Sales	$18,953,599	$14,774,399

Cost of Sales	16,490,453	13,312,305

Gross Profit	2,463,146	1,462,094

Selling, General and Administrative Expenses	1,105,591	1,218,604

Operating Income	1,357,555	243,490

Other Income (Expense):
Gain from forgiveness of debt	-	3,068,497
Gain on deconsolidation of variable interest entity	569,997	-
Other income	5,635	26,825
Interest expense	(219,446)	(223,354)

Income before Income Taxes	1,713,741	3,115,458
Benefit from (Provision for) Income Taxes	(340,000)	7,000
Net Income	1,373,741	3,122,458

Income Attributable to Non-controlling Interest	(49,599)	(69,619)

Preferred Dividends	(109,418)	(81,918)

Net Income Attributable to Common Stockholders	$1,214,724	$2,970,921

Income Per Share of Common Stock -
Basic	$0.04	$0.10
Diluted	$0.04	$0.09

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,385,114
Diluted	32,106,455	32,214,447

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040

Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)

Preferred dividends ($1.64 per share)	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)

Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	$5	28,561,201	$2,856	$53,814,744	$(40,806,006)	$13,011,599	$1,253,781	$14,265,380

Balances, May 31, 2022	50,000	$5	28,279,201	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481

Capital contribution	-	-	-	-	-	-	-	1,669,000	1,669,000

Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)

Preferred dividends ($2.19 per share)	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)

Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741
Balances, August 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(38,623,725)	$14,912,380	$-	$14,912,380

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended August 31,

(Unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net income	$1,373,741	$3,122,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Gain from forgiveness of debt	-	(3,068,497)
Gain on deconsolidation of variable interest entity	(569,997)	-
Gain on disposition of net assets	-	(22,336)
Depreciation and amortization	1,370,771	1,374,324
Change in deferred tax expenses	65,000	(7,000)
Decrease (increase) in trade accounts receivable	1,427,135	(578,662)
Decrease in related party receivables	38,681	33,213
Decrease (increase) in inventory	(2,224,317)	322,579
Decrease (increase) in prepaid expenses	76,663	(12,877)
Increase in accounts payable and accrued liabilities	153,634	336,666
Decrease in deferred revenue	(5,015,520)	(1,124,225)
Net cash provided by (used in) operating activities	(3,304,209)	375,643

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,151,784)	(659,279)
Deconsolidation of variable interest entity	(2,806)	-
Proceeds from sale of assets	-	50,000
Net cash used in investing activities	(1,154,590)	(609,279)

Cash Flows from Financing Activities:
Proceeds from long-term debt	7,682,425	837,000
Principal payments on long-term debt and financing leases	(2,694,060)	(1,931,045)
Principal payments on related party note payable and financing lease	(3,325,394)	(138,591)
Proceeds from revolving loan	1,075,000	-
Payments for debt issuance costs	(71,154)	(4,696)
Proceeds from stock options exercised	-	24,000
Dividends paid on preferred stock	(85,377)	-
Capital contribution to non-controlling interest	1,669,000
Distributions paid by non-controlling interest	-	(52,200)
Net cash provided by (used in) financing activities	4,250,440	(1,265,532)
Net Decrease in Cash	(208,359)	(1,499,168)
Cash, beginning of period	3,143,257	4,387,533
Cash, end of period	$2,934,898	$2,888,365
Non-cash Activities:
Deconsolidation of net assets of variable interest entity	$3,102,424	$-
Refinancing of certain term loans	$2,669,892	$-
Capital expenditures in accounts payable	$394,213	$410,921
Preferred dividend accrual	$109,418	$81,918
Supplemental information:
Interest paid	$218,693	$221,551
Taxes paid	$-	$80,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2022 and the results of its operations and cash flows for the three months ended August 31, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2022 and the notes thereto included in the Form 10-K/A for such period. The results of operations for the three months ended August 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) for the period from June 1, 2022, through July 29, 2022. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

GRE owns the manufacturing facilities which are occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors. Effective July 29, 2022, GRE paid off its mortgage note payable, and in conjunction with the Company’s refinancing described in Note 6, GRE was removed from the cross-collateralization agreement. Following these transactions Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from the Greystone consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, the Company entered into a new lease agreement with the related party and recorded right of use assets and liabilities for the new lease, see Note 7.

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2022 and 2021:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,214,724	$2,970,921
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,385,114
Income per share of common stock - basic	$0.04	$0.10

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,214,724	$2,970,921
Add: Preferred stock dividends for assumed conversion	109,418	81,918
Net income allocated to common stockholders	$1,324,142	$3,052,839
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,385,114
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,826,754	3,829,333
Weighted average common stock outstanding - diluted	32,106,455	32,214,447
Income per share of common stock - diluted	$0.04	$0.09

Note 3. Inventory

Inventory consists of the following:

	August 31,	May 31,
	2022	2022
Raw materials	$2,819,372	$2,091,550
Finished goods	3,517,441	2,020,946
Total inventory	$6,336,813	$4,112,496

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2022	May 31, 2022
Production machinery and equipment	$58,754,890	$57,341,906
Plant buildings and land	2,364,089	7,020,543
Leasehold improvements	1,487,398	1,487,398
Furniture and fixtures	542,057	542,057
	63,148,434	66,391,904

Less: Accumulated depreciation and amortization	(33,750,733)	(34,515,139)

Net Property, Plant and Equipment	$29,397,701	$31,876,765

Production machinery includes deposits on equipment in the amount of $3,199,996 as of August 31, 2022, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2022 and 2021 was $1,369,312 and $1,373,089, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $357,500 for each of the three months ended August 31, 2022 and 2021.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month with a one-year extension at $5,200 per month which was executed by Greystone. Total rent expense was $15,600 and $12,000 for the three months ended August 31, 2022 and 2021, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the three months ended August 31, 2022 and 2021, Greystone purchases from TriEnda totaled $-0- and $27,104, respectively and sales to TriEnda totaled $5,689 and $30,630, respectively. As of August 31, 2022, TriEnda owed $157,841 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $180,540 and $160,650 for the three months ended August 31, 2022 and 2021, respectively. The account receivable due from Green as of August 31, 2022 was $55,590.

Note 6. Long-term Debt

Debt as of August 31, 2022 and May 31, 2022 is as follows:

	August 31,	May 31,
	2022	2022
Term loan A dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$7,762,822	$-

Term loan B dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	2,406,700	-

Term loans payable to International Bank of Commerce, prime rate of interest plus 0.5% with interest floors between 4.0% and 5.25%, maturing between February 28, 2023 and April 30, 2024. These loans were refinanced by the IBC Restated Loan Agreement dated July 29, 2022, and rolled into Term Loan A above.	-	2,870,169

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	4,775,000	3,700,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, paid off July 27, 2022	-	1,826,361

Term loan payable to First Interstate Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	813,836	888,642

Term loan payable to First Interstate Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	792,950	803,941

Note payable to Robert Rosene, 7.5% interest, paid off August 3, 2022	-	3,295,704

Other	101,974	111,374
Total long-term debt	16,653,282	13,496,191
Debt issuance costs, net of amortization	(99,446)	(29,751)
Total debt, net of debt issuance costs	16,553,836	13,466,440
Less: Current portion of long-term debt	(2,604,380)	(4,160,403)
Long-term debt, net of current portion	$13,949,456	$9,306,037

The prime rate of interest as of August 31, 2022 was 5.50%. Effective September 22, 2022, the prime rate of interest increased to 6.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $1,459 and $1,291 for the three months ended August 31, 2022 and 2021, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provides for consolidation of certain term loans and a renewed revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $251,000 per month.

The IBC Restated Loan Agreement provides for IBC to make to Greystone (i) a term loan in the amount of $7,854,708, Term Loan A, to consolidate all existing term loans in the aggregate amount of $2,669,892 with Lender, extend credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit to fund the purchase in the amount of $1,912,829 of the equipment subject to the iGPS Logistics, LLC, leases and (ii) an advancing term loan facility, Term Loan B, whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 (items i and ii referred to as “Term Loans”) (iii) a renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of August 31, 2022, Greystone’s available revolving loan borrowing capacity was $1,225,000.

The IBC Restated Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Restated Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Restated Loan Agreement or the related loan documents. Among other things, a default under the IBC Restated Loan Agreement would permit IBC to cease lending funds under the IBC Restated Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Borrowers. Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr. have provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. Mr. Kruger’s guarantee is limited to 32.4% of all debt obligations to IBC. Mr. Rosene’s limited guaranty is the lesser of (i) $3,500,000 less all amounts paid on the principal amount of the loans after the date of the agreement excluding payments on the revolver and (ii) the amount owed to IBC of the loans outstanding from time to time including accrued interest and fees.

Loan Agreement with First Interstate Bank, formerly Great Western Bank

On August 23, 2021, Greystone entered into a loan agreement with First Interstate Bank (“FIB Loan Agreement”) to include prior commercial loans and subsequent loans. GSM is a named guarantor under the FIB Loan Agreement.

The FIB Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the FIB Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, certain material adverse changes relating to a Borrower, certain judgments or awards against a Borrower, or guarantor’s ability to perform under the FIB Loan Agreement. Among other things, a default under the FIB Loan Agreement would permit FIB to cease lending funds under the FIB Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

The FIB Loan Agreement is secured by a mortgage on one of Greystone’s warehouses.

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2022 are $2,604,380, $7,531,417, $1,611,635, $1,369,795 and $2,982,402 with $553,653 due thereafter.

Note 7. Leases

Financing Leases

Financing leases as of August 31, 2022 and May 31, 2022:

	August 31, 2022	May 31, 2022
Non-cancellable financing leases	$1,743,923	$2,163,043
Less: Current portion	(1,492,365)	(1,630,895)
Non-cancellable financing leases, net of current portion	$251,558	$532,148

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

The production equipment under the non-cancelable financing leases as of August 31, 2022 and May 31, 2022 was as follows:

	August 31, 2022	May 31, 2022
Production equipment under financing leases	$8,497,798	$8,497,798
Less: Accumulated amortization	(3,700,137)	(3,481,223)
Production equipment under financing leases, net	$4,797,661	$5,016,575

Amortization of the carrying amount of $218,914 and $252,967 was included in depreciation and amortization expense for the three months ended August 31, 2022 and 2021, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) office space on a sixty month term and a discount rate of 5.0%. All of these leases are single term with constant monthly rental rates. As discussed in Note 1, effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right of use asset and liability based on the present value of the properties in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

Lease Summary Information

For the periods ending August 31:

	2022	2021
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$218,914	$252,967
Interest on lease liabilities	19,509	44,966
Operating lease expense	52,970	20,470
Short-term lease expense	395,810	364,285
Total	$687,203	$682,688

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$19,509	$44,966
Financing cash flows	$419,120	$389,204
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$52,970	$20,470
Weighted-average remaining lease term (in years) -
Financing leases	1.1	2.0
Operating leases	14.8	2.0
Weighted-average discount rate -
Financing leases	7.3%	7.4%
Operating leases	6.0%	5.3%

Future minimum lease payments under non-cancelable leases as of August 31, 2022, are approximately:

	Financing Leases	Operating Leases
Twelve months ended August 31, 2023	$1,586,050	$568,915
Twelve months ended August 31, 2024	239,373	550,160
Twelve months ended August 31, 2025	13,953	534,000
Twelve months ended August 31, 2026	3,007	534,000
Twelve months ended August 31, 2027	-	536,230
Thereafter	-	5,700,670
Total future minimum lease payments	1,842,383	8,423,975
Present value discount	68,770	2,903,642
Present value of minimum lease payments	$1,743,923	$5,520,333

Note 8. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $5,015,520 and $1,184,725 during the three months ended August 31, 2022 and 2021, respectively. Customer advances received during the three months ended August 31, 2022 and 2021 totaled $-0- and $60,500, respectively. The unrecognized balance of deferred revenue as of August 31, 2022 and May 31, 2022, was $313,527 and $5,329,047, respectively.

Note 9. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $125,000 and $184,000 during the three months ended August 31, 2022 and 2021, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2022 and 2021, respectively, were as follows:

Category	2022	2021
End user customers	77%	71%
Distributors	23%	29%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 77% and 71% of its total sales from three customers during the three months ended August 31, 2022 and 2021, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $226,232 and $158,365 during the three months ended August 31, 2022 and 2021, respectively, is from one of its major customers.

Note 12. Commitments

As of August 31, 2022, Greystone had commitments totaling $5,053,390 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidates the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) for the period from June 1, 2022 through July 29, 2022. Effective July 29, 2022, the relationship of Greystone as a beneficiary of GRE ceased to exist. All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2023 refer to the three months ended August 31, 2022. References to fiscal year 2022 refer to the three months ended August 31, 2021.

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

Personnel

Greystone had full-time equivalents of approximately 202 and 264 regular employees and 64 and 19 temporary employees as of August 31, 2022 and 2021, respectively. Full-time equivalent is a measure based on time worked.

Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

Sales

Sales for fiscal year 2023 were $18,953,599 compared to $14,774,399 in fiscal year 2021 for an increase of $4,179,200, or 28%. Increases in pallet pricing accounted for approximately 13% and an increase in the types of pallets sold toward higher-end units accounted for approximately 15%.

Greystone had three customers that accounted for approximately 77% and 71% of sales in fiscal years 2023 and 2022, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2023 was $16,490,453, or 87% of sales, compared to $13,312,305, or 90% of sales, in fiscal year 2022. The decrease in cost of sales to sales in fiscal year 2023 was primarily the result of improvements in productivity. Management anticipates further improvements in the ratio of cost of sales to sales as the cost of raw materials are expected to show declines in the remainder of fiscal year 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,105,591, or 5.8% of sales, in fiscal year 2023 compared to $1,218,604, or 8.2% of sales, in fiscal year 2022 for a decrease of $113,013. The decrease in fiscal year 2023 from fiscal year 2022 was principally attributable to a reduction of legal fees in the current year.

Other Income (Expenses)

During fiscal year 2023, Greystone recognized a gain on the deconsolidation of the variable interest entity GRE in the amount of $569,997. During fiscal year 2022, a gain was recognized on the forgiveness of debt plus accrued interest in the amount of $3,068,497 for the Paycheck Protection Program loan under the Coronavirus Aid, Relief, and Economic Security Act.

Other income from the sale of scrap material was $5,635 in fiscal year 2023 compared to $26,825 in fiscal year 2022.

Interest expense was $219,446 in fiscal year 2023 compared to $223,354 in fiscal year 2022 for a decrease of $3,908.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $340,000 and $(7,000) in fiscal years 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,373,741 in fiscal year 2023 compared to $3,122,458 in fiscal year 2022 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for fiscal year 2023 was $1,214,724, or $0.04 per share, compared $2,970,921, or $0.10 per share, in fiscal year 2022 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2022 is as follows:

Cash used in operating activities	$(3,304,209)

Cash used in investing activities	$(1,154,590)

Cash provided by financing activities	$4,250,440

Cash used in operating activities resulted primarily from providing goods totaling approximately $5,000 000 to the customer against the customer’s deposit. Cash provided by financing activities resulted primarily from cash proceeds from loans payable to IBC used in part to payoff Greystone’s note payable of approximately $3,200,000 to a director and a capital contribution to the variable interest entity GRE by its sole member to pay off its mortgage note of approximately $1,800,000 to IBC.

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$16,653,282	$2,604,380	$9,143,052	$4,352,197	$553,653
Financing leases	$1,842,383	$1,586,050	$253,326	$3,007	$-
Operating leases	$8,423,975	$568,915	$1,084,160	$1,070,230	$5,700,670
Commitments	$5,053,390	$5,053,390	$-	$-	$-

Greystone had a working capital of $1,279,803 as of August 31, 2022. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of August 31, 2022, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations. As of August 31, 2022, Greystone had commitments for capital expenditures of approximately $5.0 million of which $4.6 million was available under the advancing term loan with IBC, see Note 6 to the consolidated financial statements.

A substantial amount of the Greystone’s debt financing has resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone. From time to time, loans have been provided by certain officers and directors of Greystone of which there are none outstanding as of August 31, 2022. Greystone continues to be dependent upon its officers and directors to secure, or possibly provide, additional financing and there is no assurance that its officers and directors will continue to do so. As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Restated Loan Agreement, as discussed in Note 6 to the consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $500,000 per year.

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K/A for the fiscal year ended May 31, 2022, which was filed on August 23, 2022. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2022, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2022.

During the three months ended August 31, 2022, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2022 and May 31, 2022, (ii) the Consolidated Statements of Income for the three months ended August 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 13, 2022	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 13, 2022	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2022 and May 31, 2022, (ii) the Consolidated Statements of Income for the three months ended August 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the three months ended August 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

