Form 10-Q
period 2022-11-30
GREYSTONE LOGISTICS, INC.
filed 2023-01-17
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 13, 2023 – 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	November 30, 2022	May 31, 2022
Assets
Current Assets:
Cash	$1,019,246	$3,143,257
Accounts receivable -
Trade	4,386,851	6,001,049
Related parties	212,701	252,112
Other	-	156,162
Inventory	5,107,021	4,112,496
Prepaid expenses	171,731	148,078
Total Current Assets	10,897,550	13,813,154
Property, Plant and Equipment, net	28,315,962	31,876,765
Right-of-Use Operating Lease Assets	5,435,198	55,535
Total Assets	$44,648,710	$45,745,454

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,101,460	$4,160,403
Current portion of financing leases	47,151	1,630,895
Current portion of operating leases	244,242	33,881
Accounts payable and accrued liabilities	5,550,436	7,820,837
Deferred revenue	23,007	5,329,047
Preferred dividends payable	119,349	85,377
Total Current Liabilities	8,085,645	19,060,440
Long-Term Debt, net of current portion and debt issuance costs	14,964,060	9,306,037
Financing Leases, net of current portion	39,571	532,148
Operating Leases, net of current portion	5,190,956	21,654
Deferred Tax Liability	1,762,694	1,743,694
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding,	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(38,930,321)	(39,838,449)
Total Greystone Stockholders’ Equity	14,605,784	13,697,656
Non-controlling interest	-	1,383,825
Total Equity	14,605,784	15,081,481

Total Liabilities and Equity	$44,648,710	$45,745,454

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Income

For the Six Months Ended November 30,

(Unaudited)

	2022	2021

Sales	$31,055,273	$30,618,966

Cost of Sales	27,369,753	28,179,906

Gross Profit	3,685,520	2,439,060

Selling, General and Administrative Expenses	2,311,579	2,352,504

Operating Income	1,373,941	86,556

Other Income (Expense):
Gain from forgiveness of debt	-	3,068,497
Gain on deconsolidation of variable interest entity	569,997	-
Other income	6,318	32,043
Interest expense	(507,762)	(429,123)

Income before Income Taxes	1,442,494	2,757,973
Benefit from (Provision for) Income Taxes	(256,000)	135,000
Net Income	1,186,494	2,892,973

Income Attributable to Non-controlling Interest	(49,599)	(137,951)

Preferred Dividends	(228,767)	(162,945)

Net Income Attributable to Common Stockholders	$908,128	$2,592,077

Income Per Share of Common Stock -
Basic and Diluted	$0.03	$0.09

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,472,676
Diluted	28,773,207	32,301,736

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended November 30,

(Unaudited)

	2022	2021

Sales	$12,101,674	$15,844,567

Cost of Sales	10,879,300	14,867,601

Gross Profit	1,222,374	976,966

Selling, General and Administrative Expenses	1,205,988	1,133,900

Operating Income (Loss)	16,386	(156,934)

Other Income (Expense):
Other income	683	5,218
Interest expense	(288,316)	(205,769)

Loss before Income Taxes	(271,247)	(357,485)
Benefit from Income Taxes	84,000	128,000
Net Loss	(187,247)	(229,485)

Income Attributable to Non-controlling Interest	-	(68,332)

Preferred Dividends	(119,349)	(81,027)

Loss Attributable to Common Stockholders	$(306,596)	$(378,844)

Loss Per Share of Common Stock -
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic and diluted	28,279,701	28,561,201

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040
Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64 per share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	5	28,561,201	2,856	53,814,744	(40,806,006)	13,011,599	1,253,781	14,265,380
Preferred dividends, $1.62 per share	-	-	-	-	-	(81,027)	(81,027)	-	(81,027)
Net income (loss)	-	-	-	-	-	(297,817)	(297,817)	68,332	(229,485)
Balances, November 30, 2021	50,000	$5	28,561,201	$2,856	$53,814,744	$(41,184,850)	$12,632,755	$1,322,113	$13,954,868
Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481
Capital Contribution	-	-	-	-	-	-	-	1,669,000	1,669,000
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)
Preferred dividends, $2.19 per share	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)
Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741
Balances, August 31, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,623,725)	14,912,380	-	14,912,380
Preferred dividends, $2.39 per share	-	-	-	-	-	(119,349)	(119,349)	-	(119,349)
Net loss	-	-	-	-	-	(187,247)	(187,247)	-	(187,247)
Balances, November 30, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(38,930,321)	$14,605,784	$-	$14,605,784

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

For the Six Months Ended November 30,

(Unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net income	$1,186,494	$2,892,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Gain on forgiveness of debt	-	(3,068,497)
Gain on deconsolidation of variable interest entity	(569,997)	-
Gain on sale of assets	-	(22,336)
Depreciation and amortization	2,722,174	2,784,864
Deferred tax expense (benefit)	19,000	(135,000)
Decrease (increase) in trade accounts receivable	1,770,360	(147,493)
Decrease in related party receivables	39,411	51,336
Increase in inventory	(994,525)	(937,363)
Increase in prepaid expenses	(23,653)	(249,359)
Increase (decrease) in accounts payable and accrued liabilities	(2,153,136)	757,788
Increase (decrease) in deferred revenue	(5,306,040)	10,551,925
Net cash provided by (used in) operating activities	(3,309,912)	12,478,838

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(1,805,395)	(1,538,664)
Deconsolidation of variable interest entity	(2,806)	-
Proceeds from sale of assets	-	50,000
Net cash used in investing activities	(1,808,201)	(1,488,664)

Cash Flows from Financing Activities:
Proceeds from long-term debt	8,707,426	837,000
Payments on long-term debt and financing leases	(4,823,623)	(3,146,683)
Payments on related party note payable and financing lease	(3,340,533)	(277,777)
Proceeds from revolving loan	1,090,648	1,400,000
Payments on revolving loan	(42,867)	-
Proceeds from stock options exercised	-	24,000
Payments for debt issuance costs	(71,154)	(4,752)
Dividends paid on preferred stock	(194,795)	(162,945)
Capital contribution to non-controlling interest	1,669,000	-
Distributions paid by non-controlling interest	-	(52,200)
Net cash provided by (used in) financing activities	2,994,102	(1,383,357)
Net Increase (Decrease) in Cash	(2,124,011)	9,606,817
Cash, beginning of period	3,143,257	4,387,533
Cash, end of period	$1,019,246	$13,994,350
Non-cash Activities:
Refinancing of certain term loans	$2,669,892	$-
Deconsolidation of net assets of variable interest entity	$3,102,424	$-
Acquisition of equipment through financing lease	$-	$24,441
Capital expenditures in accounts payable	$8,863	$124,331
Preferred dividend accrual	$119,349	$-
Supplemental information:
Interest paid	$505,723	$425,338
Income taxes paid	$160,000	$255,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2022, the results of its operations for the six months and three months ended November 30, 2022 and 2021 and its changes in equity and cash flows for the six months ended November 30, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2022 and the notes thereto included in the Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

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

GRE, which is wholly-owned by a member of Greystone’s Board of Directors, owns two primary manufacturing facilities which are occupied by Greystone. Effective July 29, 2022, GRE paid off its mortgage payable and, in conjunction with Greystone’s refinancing described in Note 6, GRE was removed from the cross-collateralization in the loan agreement between Greystone and International Bank of Commerce. Following these transactions, Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from Greystone’s consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, Greystone entered into a new lease agreement with the related party and recorded right of use assets and liabilities for the new lease, see Note 7.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the periods ended November 30 are as follows:

	2022	2021
For the six months ended November 30:
Preferred stock convertible into common stock	3,333,333	-
For the three months ended November 30:
Preferred stock convertible into common stock	3,333,333	3,333,333
Warrants exercisable into common stock	500,000	500,000
Total	3,833,333	3,833,333

The following tables set forth the computation of basic and diluted earnings per share.

For the six months ended November 30, 2022 and 2021:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$908,128	$2,592,077
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,472,676
Income per share of common stock - basic	$0.03	$0.09

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$908,128	$2,592,077
Add: Preferred stock dividends for assumed conversion	-	162,945
Net income allocated to common stockholders	$908,128	$2,755,022
Denominator -
Weighted-average shares outstanding – basic	28,279,701	28,472,676
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	493,506	3,829,060
Weighted average common stock outstanding – diluted	28,773,207	32,301,736
Income per share of common stock – diluted	$0.03	$0.09

For the three months ended November 30, 2022 and 2021:

	2022	2021
Basic earnings per share of common stock:
Numerator -
Net loss attributable to common stockholders	$(306,596)	$(378,844)
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,561,201
Loss per share of common stock - basic	$(0.01)	$(0.01)

Diluted earnings per share of common stock:
Numerator -
Net loss attributable to common stockholders	$(306,596)	$(378,844)
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,561,201
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	-	-
Weighted average common stock outstanding – diluted	28,279,701	28,561,201
Loss per share of common stock - diluted	$(0.01)	$(0.01)

Note 3. Inventory

Inventory consists of the following:

	November 30,	May 31,
	2022	2022
Raw materials	$2,170,635	$2,091,551
Finished goods	2,936,386	2,020,945
Total inventory	$5,107,021	$4,112,496

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	November 30, 2022	May 31, 2022
Production machinery and equipment	$58,957,411	$57,341,906
Plant buildings and land	2,364,089	7,020,543
Leasehold improvements	1,553,138	1,487,398
Furniture and fixtures	542,057	542,057
	63,416,695	66,391,904

Less: Accumulated depreciation and amortization	(35,100,733)	(34,515,139)

Net Property, Plant and Equipment	$28,315,962	$31,876,765

Production machinery includes deposits on equipment in the amount of $2,374,216 as of November 30, 2022, which has not been placed into service. As of May 31, 2022, plant buildings and land included two properties which are owned by GRE, a variable interest entity (“VIE”), and had an aggregate net book value of $2,548,933. As discussed in Note 1, GRE was deconsolidated effective July 29, 2022.

Depreciation expense, including amortization expense related to financing leases, for the six months ended November 30, 2022 and 2021 was $2,719,312 and $2,782,057, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees, which are reflected as short term lease expense in Note 7, were $715,000 for the each of the six months ended November 30, 2022 and 2021.

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month with a one-year extension at $5,200 per month which extension was executed by Greystone. Total rent expense was $31,200 and $24,000 for the six months ended November 30, 2022 and 2021, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the six months ended November 30, 2022 and 2021, Greystone purchases from TriEnda totaled $431 and $4,222, respectively, and sales to TriEnda totaled $25,039 and 52,129, respectively. As of November 30, 2022, TriEnda owed $177,191 to Greystone while Greystone owed $431 to TriEnda.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $438,420 and $300,390 for the six months ended November 30, 2022 and 2021, respectively. The account receivable due from Green as of November 30, 2022 was $35,510.

Note 6. Long-term Debt

Debt as of November 30, 2022 and May 31, 2022 is as follows:

	November 30,	May 31,
	2022	2022
Term loan A dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$7,496,498	$-

Term loan B dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	3,306,211	-

Term loans payable to International Bank of Commerce, prime rate of interest plus 0.5% with interest floors between 4.0% and 5.25%. These loans were refinanced by the IBC Restated Loan Agreement dated July 29, 2022, and rolled into Term Loan A above	-	2,870,169

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.5%, due July 29, 2024	4,747,781	3,700,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, paid off July 27, 2022	-	1,826,361

Term loan payable to First Interstate Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	738,515	888,642

Term loan payable to First Interstate Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	782,021	803,941

Note payable to Robert Rosene, 7.5% interest, paid off August 3, 2022	-	3,295,704

Other	92,537	111,374
Total long-term debt	17,163,563	13,496,191
Debt issuance costs, net of amortization	(98,043)	(29,751)
Total debt, net of debt issuance costs	17,065,520	13,466,440
Less: Current portion of long-term debt	(2,101,460)	(4,160,403)
Long-term debt, net of current portion	$14,964,060	$9,306,037

The prime rate of interest as of November 30, 2022 was 7.00%. Effective December 14, 2022, the prime rate of interest increased to 7.50%.

Debt issuance costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $2,862 and $2,808 for the six months ended November 30, 2022 and 2021, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provides for consolidation of certain term loans and a renewed revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $231,000 per month.

The IBC Restated Loan Agreement provides for IBC to make to Greystone (i) a term loan in the amount of $7,854,708, Term Loan A, to consolidate all existing term loans in the aggregate amount of $2,669,892 with Lender, extend credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit to fund the purchase in the amount of $1,912,829 of the equipment subject to the iGPS Logistics, LLC, leases and (ii) an advancing term loan facility, Term Loan B, whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 (items i and ii referred to as “Term Loans”) (iii) a renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of November 30, 2022, Greystone’s available revolving loan borrowing capacity was approximately $1,252,000.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2022, are $2,101,460, $6,968,620, $2,147,857, $1,851,171 and $3,553,879 with $540,576 thereafter.

Note 7. Leases

Financing Leases

Financing leases as of November 30, 2022 and May 31, 2022:

	November 30, 2022	May 31, 2022
Non-cancellable financing leases	$86,722	$2,163,043
Less: Current portion	(47,151)	(1,630,895)
Non-cancellable financing leases, net of current portion	$39,571	$532,148

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and an effective interest rate of 7.4%. Effective October 17, 2022, Greystone and the private company entered into an agreement for Greystone to pay off the leases and acquire the equipment at the unamortized principal balance of the leases or a total of $1,527,293.

Effective December 28, 2018, Yorktown purchased certain production equipment from Greystone at net book value of $968,168 and entered into a lease agreement with Greystone for the equipment with a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the following twelve months and maturing December 27, 2022. The lease agreement has a $10,000 purchase option at the end of the lease which was exercised and paid on December 29, 2022.

The production equipment under the remaining non-cancelable financing leases as of November 30, 2022, has a gross carrying amount of $1,144,733 as of November 30, 2022. Amortization of the carrying amount of $180,240 and $505,935 was included in depreciation expense for the six months ended November 30, 2022 and 2021, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) two buildings, discussed in the following paragraph, on a ten year lease with a five year renewal option and a discount rate of 6.0%. The leases are single-term with defined constant monthly rental rates.

As discussed in Note 1, effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right of use asset and liability based on the present value of the properties in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

Lease Summary Information

For the six-month periods ending November 30, 2022 and 2021:

	2022	2021
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$180,240	$505,935
Interest on lease liabilities	25,261	99,412
Operating lease expense	190,343	40,941
Short-term lease expense	783,360	1,016,148
Total	$1,179,204	$1,662,436

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$25,261	$99,412
Financing cash flows	$549,029	$832,239
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$190,343	$40,941
Weighted-average remaining lease term (in years) -
Financing leases	1.9	1.9
Operating leases	14.6	2.0
Weighted-average discount rate -
Financing leases	4.7%	7.3%
Operating leases	6.0%	5.4%

Future minimum lease payments under non-cancelable leases as of November 30, 2022, are approximately:

	Financing Leases	Operating Leases
Twelve months ended November 30, 2023	$49,880	$564,816
Twelve months ended November 30, 2024	29,720	546,792
Twelve months ended November 30, 2025	9,598	534,000
Twelve months ended November 30, 2026	1,503	534,000
Twelve months ended November 30, 2027	-	542,920
Thereafter	-	5,560,480
Total future minimum lease payments	90,701	8,283,008
Present value discount	3,979	2,847,810
Present value of minimum lease payments	$86,722	$5,435,198

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $5,306,040 and $3,008,575 during the six months ended November 30, 2022 and 2021, respectively. Customer advances received during the six months ended November 30, 2022 and 2021 were $-0- and $13,560,500, respectively. The unrecognized balance of deferred revenue as of November 30, 2022 and May 31, 2022, was $23,007 and $5,329,047, respectively.

Note 9. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 1.0% and 1.6% of sales during the six months ended November 30, 2022 and 2021, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2022 and 2021, respectively, were as follows:

Category	2022	2021
End User Customers	73%	74%
Distributors	27%	26%

Note 10. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported on the consolidated balance sheets approximate fair value.

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 73% and 74% of its total sales from three customers during the six months ended November 30, 2022 and 2021, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

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

Note 12. Commitments

As of November 30, 2022, Greystone had commitments totaling $5,065,888 toward the purchase of production equipment.

Note 13. Subsequent Events

By notices dated January 9, 2023, the Department of Treasury notified Greystone of Employee Retention Credits awarded under the CARES Act in the total amount of approximately $3,270,000 due to Greystone for the quarters ended June 30, 2021 and September 30, 2021. Greystone will record these credits in January 2023, which is the point in which the uncertainty surrounding them is resolved and they become realizable.

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

References to fiscal year 2023 refer to the six months and three months ended November 30, 2022. References to fiscal year 2022 refer to the six months and three months ended November 30, 2021.

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

Personnel

Greystone had full-time-equivalents of approximately 195 and 264 full-time employees and 40 and 73 temporary employees as of November 30, 2022 and 2021, respectively. Full-time equivalent is a measure based on time worked.

Six Months Ended November 30, 2022 Compared to Six Months Ended November 30, 2021

Sales

Sales for fiscal year 2023 were $31,055,273 compared to $30,618,966 in fiscal year 2022 for an increase of $436,307, or 1.4%. While the quantity of pallets sold in fiscal year 2023 decreased by approximately 13% from the prior period, the average price of pallets sold increased by approximately 15%. The increase in the average price of pallets sold during the current period is the result of product mix and price increases.

Greystone had three customers which accounted for approximately 73% and 74% of sales in fiscal years 2023 and 2022, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2023 was $27,369,753, or 88% of sales, compared to $28,179,906, or 92% of sales, in fiscal year 2022. The decrease in cost of sales to sales in fiscal year 2023 from the prior period was primarily the result of selling price increases as noted under Sales and the cost control measures implemented by Greystone to offset the impact of lower pallet production. Greystone’s inflexible costs of production are a significant factor impacting the profit margins realized from the sale of product. While cost of sales to sales showed improvements over the prior period, Greystone anticipates continued improvements during the remainder of the current year as increases are anticipated in pallet production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $2,311,579, or 7.4% of sales, in fiscal year 2023 compared to $2,352,504, or 7.7% of sales, in fiscal year 2022 for a decrease of $(40,925). SG&A during the current period compared to the prior period shows general consistency.

Other Income (Expenses)

During fiscal year 2023, Greystone recognized a gain on the deconsolidation of the variable interest entity GRE in the amount of $569,997. During fiscal year 2022, a gain was recognized on the forgiveness of debt plus accrued interest in the amount of $3,068,497 for the Paycheck Protection Program loan under the Coronavirus Aid, Relief, and Economic Security Act.

Other income was $6,318 in fiscal year 2023 and $32,043 in fiscal year 2022 from the sale of scrap material and a gain on the sale of assets in the prior period.

Interest expense was $507,762 in fiscal year 2023 compared to $429,123 in fiscal year 2022 for an increase of $78,639. The increase is attributable to increases in the prime rate of interest which was 7.00% as of November 30, 2022 compared to 3.25% as November 30, 2021.

Provision for Income Taxes

The provision for (benefit from) income taxes was $256,000 and $(135,000) in fiscal years 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,186,494 in fiscal year 2023 compared to $2,892,973 in fiscal year 2022 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2023 was $908,128, or $0.03 per share, compared $2,592,077, or $0.09 per share, in fiscal year 2022 primarily for the reasons discussed above.

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

Sales

Sales for fiscal year 2023 were $12,101,674 compared to $15,844,567 in fiscal year 2022 for a decrease of $(3,742,893). This decrease in sales from fiscal year 2022 was principally the result of a decrease of approximately 27% in the quantity of pallets sold offset somewhat by an increase of approximately 5% in the average price per pallet sold.

Greystone had three customers which accounted for approximately 66% and 78% of sales in fiscal years 2023 and 2022, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2023 was $10,879,300, or 90% of sales, compared to $14,867,601, or 94% of sales, in fiscal year 2022. The decrease in cost of sales to sales in fiscal year 2023 from the prior period was primarily the result of selling price increases as noted under Sales and cost control measures implemented by Greystone to offset the impact of lower pallet production during the current period. Greystone’s inflexible costs of production are a significant factor impacting the profit margins realized from the sale of product. While cost of sales to sales showed improvements over the prior period, Greystone anticipates continued improvements during the remainder of the current year as increases are anticipated in pallet production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $1,205,988, or 10.0% of sales, in fiscal year 2023 compared to $1,133,900, or 7.2% of sales, in fiscal year 2022 for an increase of $72,088. SG&A costs during the current period compared to the prior period showed general consistency. The increase in the percent of SG&A to sales results from the decline of sales in the current period.

Other Income (Expenses)

Other income from sales of scrap material was $683 in fiscal year 2023 compared to $5,218 in fiscal year 2022.

Interest expense was $288,316 in fiscal year 2023 compared to $205,769 in fiscal year 2022 for an increase of $82,547. The increase is attributable to increases in the prime rate of interest which was 7.00% as of November 30, 2022 compared to 3.25% as November 30, 2021.

Provision for Income Taxes

The benefit from income taxes was $84,000 and $128,000 in fiscal years 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss

Greystone recorded net losses of $(187,247) in fiscal year 2023 compared to $(229,485) in fiscal year 2022 primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss attributable to common stockholders (net loss less preferred dividends and GRE’s net income) for fiscal year 2023 was $(306,596), or $(0.01) per share, compared $(378,844), or $(0.01) per share, in fiscal year 2022 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2022 is as follows:

Cash used in operating activities	$(3,309,912)

Cash used in investing activities	$(1,808,201)

Cash provided by financing activities	$2,994,102

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$17,163,563	$2,101,460	$9,116,477	$5,405,050	$540,576
Financing lease rents	$90,701	$49,880	$39,318	$1,503	$-
Operating lease rents	$8,283,008	$564,816	$1,080,792	$1,076,920	$5,560,480
Commitments	$5,065,888	$5,065,888	$-	$-	$-

Greystone had a working capital of $2,811,905 as of November 30, 2022. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of November 30, 2022, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

By notice dated January 9, 2023, the Department of Treasury notified Greystone of Employee Retention Credits awarded under the CARES Act in the total amount of approximately $3,270,000 due to Greystone for the quarters ended June 30, 2021 and September 30, 2021. Greystone anticipates the receipt of these funds during its fiscal third quarter 2023, and plans to use the funds to improve its working capital, reduce debt, and cover portions of our unfinanced commitments.

As of November 30, 2022, Greystone had commitments for capital expenditures of approximately $5.0 million of which $3.5 million is available under the advancing term loan with IBC, see Note 6 to the consolidated financial statements.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Form 10-K for the fiscal year ended May 31, 2022, which was filed on August 19, 2022. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2022, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2022.

During the three months ended November 30, 2022, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2022 and May 31, 2022, (ii) the Consolidated Statements of Income for the six months and the Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021, respectively, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 17, 2023	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 17, 2023	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at November 30, 2022 and May 31, 2022, (ii) the Consolidated Statements of Income for the six months and the Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021, respectively, (iii) the Consolidated Statements of Changes in Equity for the six months ended November 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the six months ended November 30, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

