Form 10-Q
period 2023-02-28
GREYSTONE LOGISTICS, INC.
filed 2023-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 10, 2023 - 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28, 2023	May 31, 2022
Assets
Current Assets:
Cash	$876,626	$3,143,257
Accounts receivable -
Trade	5,066,680	6,001,049
Related parties	120,834	252,112
Inventory	4,827,079	4,112,496
Prepaid expenses	644,384	304,240
Total Current Assets	11,535,603	13,813,154
Property, Plant and Equipment, net	28,519,162	31,876,765
Right-of-Use Operating Lease Assets	5,402,769	55,535
Total Assets	$45,457,534	$45,745,454

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,217,304	$4,160,403
Current portion of financing leases	41,487	1,630,895
Current portion of operating leases	243,951	33,881
Accounts payable and accrued liabilities	4,881,056	7,820,837
Deferred revenue	23,007	5,329,047
Preferred dividends payable	132,500	85,377
Total Current Liabilities	7,539,305	19,060,440
Long-Term Debt, net of current portion and debt issue costs	12,523,087	9,306,037
Financing Leases, net of current portion	27,850	532,148
Operating Leases, net of current portion	5,158,818	21,654
Deferred Tax Liability	2,039,694	1,743,694
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(35,367,325)	(39,838,449)
Total Greystone Stockholders’ Equity	18,168,780	13,697,656
Non-controlling interest	-	1,383,825
Total Equity	18,168,780	15,081,481

Total Liabilities and Equity	$45,457,534	$45,745,454

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Nine Months Ended February 28,

(Unaudited)

	2023	2022

Sales	$44,633,542	$53,069,648

Cost of Sales	38,590,544	47,914,061

Gross Profit	6,042,998	5,155,587

Selling, General and Administrative Expenses	3,918,205	4,033,483

Operating Income	2,124,793	1,122,104

Other Income (Expense):
Federal tax credits realized	3,270,424	-
Gain from forgiveness of debt	-	3,068,497
Gain from deconsolidation of variable interest entity	569,997	-
Other income	189,914	35,731
Interest expense	(821,138)	(631,115)

Income before Income Taxes	5,333,990	3,595,217
Provision for Income Taxes	(452,000)	(99,000)
Net Income	4,881,990	3,496,217

Income Attributable to Non-controlling Interest	(49,599)	(208,600)

Preferred Dividends	(361,267)	(243,082)

Net Income Attributable to Common Stockholders	$4,471,124	$3,044,535

Income Per Share of Common Stock -
Basic	$0.16	$0.11
Diluted	$0.15	$0.10

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,472,256
Diluted	32,105,424	32,301,084

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28,

(Unaudited)

	2023	2022

Sales	$13,578,269	$22,450,682

Cost of Sales	11,220,791	19,734,155

Gross Profit	2,357,478	2,716,527

Selling, General and Administrative Expenses	1,606,626	1,680,979

Operating Income	750,852	1,035,548

Other Income (Expense):
Federal tax credits realized	3,270,424	-
Other income	183,596	3,688
Interest expense	(313,376)	(201,992)

Income before Income Taxes	3,891,496	837,244
Provision for Income Taxes	(196,000)	(234,000)
Net Income	3,695,496	603,244

Income Attributable to Non-controlling Interest	-	(70,649)

Preferred Dividends	(132,500)	(80,137)

Net Income Attributable to Common Stockholders	$3,562,996	$452,458

Income Per Share of Common Stock -
Basic	$0.13	$0.02
Diluted	$0.12	$0.02

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,472,639
Diluted	32,104,265	28,967,144

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040
Stock options exercised	-	-	200,000	20	23,980	-	24,000	-	24,000
Cash distributions	-	-	-	-	-	-	-	(52,200)	(52,200)
Preferred dividends, $1.64/share	-	-	-	-	-	(81,918)	(81,918)	-	(81,918)
Net income	-	-	-	-	-	3,052,839	3,052,839	69,619	3,122,458
Balances, August 31, 2021	50,000	5	28,561,201	2,856	53,814,744	(40,806,006)	13,011,599	1,253,781	14,265,380
Preferred dividends, $1.62/share	-	-	-	-	-	(81,027)	(81,027)	-	(81,027)
Net income (loss)	-	-	-	-	-	(297,817)	(297,817)	68,332	(229,485)
Balances, November 30, 2021	50,000	5	28,561,201	2,856	53,814,744	(41,184,850)	12,632,755	1,322,113	13,954,868
Common stock purchase	-	-	(281,500)	(28)	(281,472)	-	(281,500)	-	(281,500)
Cash distributions	-	-	-	-	-	-	-	(80,000)	(80,000)
Preferred dividends, $1.60/share	-	-	-	-	-	(80,137)	(80,137)	-	(80,137)
Net income	-	-	-	-	-	532,595	532,595	70,649	603,244
Balances, February 28, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(40,732,392)	$12,803,713	$1,312,762	$14,116,475

Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481
Capital contribution	-	-	-	-	-	-	-	1,669,000	1,669,000
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)
Preferred dividends, 2.19/share	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)
Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741
Balances, August 31, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,623,725)	14,912,380	-	14,912,380
Preferred dividends, $2.39/share	-	-	-	-	-	(119,349)	(119,349)	-	(119,349)
Net income (loss)	-	-	-	-	-	(187,247)	(187,247)	-	(187,247)
Balances, November 30, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,930,321)	14,605,784	-	14,605,784
Preferred dividends, $2.65/share	-	-	-	-	-	(132,500)	(132,500)	-	(132,500)
Net income	-	-	-	-	-	3,695,496	3,695,496	-	3,695,496
Balances, February 28, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(35,367,325)	$18,168,780	$-	$18,168,780

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

 Consolidated Statements of Cash Flows

For the Nine Months Ended February 28,

(Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net income	$4,881,990	$3,496,217
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,958,766	4,015,292
Gain on forgiveness of debt	-	(3,068,497)
Gain on deconsolidation of variable interest entity	(569,997)	-
Gain on sale of assets	-	(22,336)
Deferred tax expense	296,000	99,000
Decrease (increase) in trade accounts receivable	934,369	(999,470)
Decrease in related party receivables	131,278	41,376
Increase in inventory	(714,583)	(846,041)
Increase in prepaid expenses	(340,144)	(577,297)
Increase (decrease) in accounts payable and accrued liabilities	(2,865,056)	3,258,539
Increase (decrease) in deferred revenue	(5,306,040)	3,787,750
Net cash provided by operating activities	406,583	9,184,533

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,201,187)	(4,875,530)
Deconsolidation of variable interest entity	(2,806)	-
Proceeds from sale of assets	-	50,000
Net cash used in investing activities	(3,203,993)	(4,825,530)

Cash Flows from Financing Activities:
Proceeds from long-term debt	8,707,426	837,000
Payments on long-term debt and financing leases	(5,412,171)	(4,390,444)
Payments on related party note payable and financing lease	(3,348,178)	(353,523)
Proceeds from revolving loan	1,090,648	3,700,000
Payments on revolving loan	(1,790,648)	-
Proceeds from stock options exercised	-	24,000
Purchase of treasury stock	-	(281,500)
Payments for debt issuance costs	(71,154)	(4,752)
Dividends paid on preferred stock	(314,144)	(162,945)
Capital contribution on non-controlling interest	1,669,000	-
Distributions paid by non-controlling interest	-	(132,200)
Net cash provided by (used in) financing activities	530,779	(764,364)
Net Increase (Decrease) in Cash	(2,266,631)	3,594,639
Cash, beginning of period	3,143,257	4,387,533
Cash, end of period	$876,626	$7,982,172
Non-cash Activities:
Deconsolidation of variable interest entity	$3,102,424	$-
Refinancing of certain term loans	$2,669,892	$-
Capital expenditures in accounts payable	$51,403	$255,062
Acquisition of equipment through financing lease	$-	$24,441
Preferred dividend accrual	$132,500	$80,137
Supplemental information:
Interest paid	$818,222	$627,555
Income taxes paid	$510,000	$1,015,000

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2023, the results of its operations for the nine months and three months ended February 28, 2023 and 2022 and its cash flows for the nine months ended February 28, 2023 and 2022. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2022 and the notes thereto included in the Form 10-K for such period. The results of operations for the nine months and three months ended February 28, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

GRE, which is wholly-owned by a member of Greystone’s Board of Directors, owns two primary manufacturing facilities which are occupied by Greystone. Effective July 29, 2022, GRE paid off its mortgage payable and, in conjunction with Greystone’s refinancing described in Note 6, GRE was removed from the cross-collateralization in the loan agreement between Greystone and International Bank of Commerce. Following these transactions, Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from Greystone’s consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, Greystone entered into a new lease agreement with the related party and recorded right-of-use assets and liabilities for the new lease, see Note 7.

Certain balances in the consolidated balance sheet as of May 31, 2022, have been restated for comparative purposes.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect are the preferred stock convertible into 3,333,333 shares of common stock for the three months ended February 28, 2022.

The following tables set forth the computation of basic and diluted earnings per share.

For the nine months ended February 28, 2023 and 2022:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$4,471,124	$3,044,535
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,472,256
Income per share of common stock - basic	$0.16	$0.11

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$4,471,124	$3,044,535
Add: Preferred stock dividends for assumed conversion	361,267	243,082
Net income allocated to common stockholders	$4,832,391	$3,287,617
Denominator -
Weighted-average shares outstanding – basic	28,279,701	28,472,256
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,825,723	3,828,828
Weighted average common stock outstanding – diluted	32,105,424	32,301,084
Income per share of common stock – diluted	$0.15	$0.10

For the three months ended February 28, 2023 and 2022:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,562,996	$452,458
Denominator -
Weighted-average shares outstanding – basic	28,279,701	28,472,639
Income per share of common stock – basic	$0.13	$0.02

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$3,562,996	$452,458
Add: Preferred stock dividends for assumed conversion	132,500	-
Net income attributable to common stockholders	$3,695,496	$452,458
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,472,639
Incremental shares from assumed conversion of warrants or options, as appropriate	3,824,564	494,505
Weighted average common stock outstanding - diluted	32,104,265	28,967,144
Income per share of common stock – diluted	$0.12	$0.02

Note 3. Inventory

Inventory consists of the following:

	February 28,	May 31,
	2023	2022
Raw materials	$2,109,820	$2,091,551
Finished goods	2,717,259	2,020,945
Total inventory	$4,827,079	$4,112,496

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	February 28, 2023	May 31, 2022
Production machinery and equipment	$60,395,743	$57,341,906
Plant buildings and land	2,364,089	7,020,543
Leasehold improvements	1,553,138	1,487,398
Furniture and fixtures	542,057	542,057
	64,855,027	66,391,904
Less: Accumulated depreciation and amortization	(36,335,865)	(34,515,139)

Net Property, Plant and Equipment	$28,519,162	$31,876,765

Production machinery includes deposits on equipment in the amount of $3,494,467 as of February 28, 2023, which has not been placed into service. As of May 31, 2022, plant buildings and land included two properties which are owned by GRE, a variable interest entity (“VIE”), and had an aggregate net book value of $2,548,933. As discussed in Note 1, GRE was deconsolidated effective July 29, 2022.

Depreciation and amortization expense, including amortization expense related to financing leases, for the nine months ended February 28, 2023 and 2022 was $3,954,444 and $4,011,025, respectively.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Greystone’s President and CEO, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for the each of the nine months ended February 28, 2023 and 2022

Effective January 1, 2017, Greystone and Yorktown entered into a five-year lease for office space at a monthly rental of $4,000 per month with a one-year extension at $5,200 per month which extension was executed by Greystone. Subsequent to the maturity on December 31, 2022, Greystone pays rent to Yorktown at the monthly rate of $5,200 on a month-to-month basis. Total rent expense was $46,800 and $36,000 for the nine months ended February 28, 2023 and 2022, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s President and CEO, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the nine months ended February 28, 2023 and 2022, Greystone purchases from TriEnda totaled $431 and $4,222, respectively, and sales to TriEnda totaled $31,231 and $62,089, respectively. As of February 28, 2023, TriEnda owed $41,284 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President and CEO. Greystone had sales to Green of $574,768 and $348,330 for the nine months ended February 28, 2023 and 2022, respectively. The account receivable due from Green as of February 28, 2023 was $79,550.

Note 6. Long-term Debt

Debt as of February 28, 2023 and May 31, 2022 is as follows:

	February 28,	May 31,
	2023	2022
Term loan A dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$7,281,420	$-

Term loan B dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	3,039,219	-

Term loans payable to International Bank of Commerce, prime rate of interest plus 0.5% with interest floors between 4.0% and 5.25%. These loans were refinanced by the IBC Restated Loan Agreement dated July 29, 2022, and rolled into Term Loan A above	-	2,870,169

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.5%, due July 29, 2024	3,000,000	3,700,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, paid off July 27, 2022	-	1,826,361

Term loan payable to First Interstate Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	662,485	888,642

Term loan payable to First Interstate Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	770,840	803,941

Note payable to Robert Rosene, 7.5% interest, paid off August 3, 2022	-	3,295,704

Other	83,010	111,374
Total long-term debt	14,836,974	13,496,191
Debt issuance costs, net of amortization	(96,583)	(29,751)
Total debt, net of debt issuance costs	14,740,391	13,466,440
Less: Current portion of long-term debt	(2,217,304)	(4,160,403)
Long-term debt, net of current portion	$12,523,087	$9,306,037

The prime rate of interest as of February 28, 2023, was 7.75%. Subsequent to February 28, 2023, the prime rate of interest was increased to 8.00% on March 23, 2023.

Debt issuance costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $4,322 and $4,267 for the nine months ended February 28, 2023 and 2022, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provides for consolidation of certain term loans and a renewed revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $232,000 per month.

The IBC Restated Loan Agreement provides for IBC to make to Greystone (i) a term loan in the amount of $7,854,708, Term Loan A, to consolidate all existing term loans in the aggregate amount of $2,669,892 with Lender, extend credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit to fund the purchase in the amount of $1,912,829 of the equipment subject to the iGPS Logistics, LLC, leases and (ii) an advancing term loan facility, Term Loan B, whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 (items i and ii referred to as “Term Loans”) (iii) a renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of February 28, 2023, Greystone’s available revolving loan borrowing capacity was approximately $3,000,000. In addition, there is approximately $3,477,000 available to Greystone under the advancing Term Loan B for the purchase of equipment.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 28, 2023, are $2,217,304, $5,387,090, $2,228,841, $1,215,659 and $3,260,851 with $527,229 thereafter.

Note 7. Leases

Financing Leases

Financing leases as of February 28, 2023 and May 31, 2022:

	February 28, 2023	May 31, 2022
Non-cancellable financing leases	$69,337	$2,163,043
Less: Current portion	(41,487)	(1,630,895)
Non-cancellable financing leases, net of current portion	$27,850	$532,148

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

Effective December 29, 2022, Greystone exercised its option under a lease agreement dated December 28, 2017, with Yorktown to purchase the production equipment therein for $10,000.

The production equipment under the remaining non-cancelable financing leases as of February 28, 2023, have a gross carrying amount of $176,565.

Amortization of the carrying amount of $189,927 and $721,923 was included in depreciation expense for the nine months ended February 28, 2023 and 2022, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) two buildings on a ten year lease with a five year renewal option and a discount rate of 6.0%. The leases are single-term with defined constant monthly rental rates.

As discussed in Note 1, effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

Lease Summary Information

For the periods ending February 28, 2023 and 2022:

	2023	2022
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$189,927	$721,923
Interest on lease liabilities	30,614	119,000
Operating lease expense	335,378	53,411
Short-term lease expense	1,217,095	1,101,133
Total	$1,773,014	$1,995,467

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$30,614	$119,000
Financing cash flows	$626,329	$1,248,371
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$335,378	$53,411
Right-of-use assets obtained in exchange for lease liabilities -
Financing leases	$-	$24,441
Operating leases	$5,516,006	$-
Weighted-average remaining lease term (in years) -
Financing leases	1.9	1.5
Operating leases	14.4	1.9
Weighted-average discount rate -
Financing leases	4.4%	7.3%
Operating leases	6.0%	5.4%

Future minimum lease payments under non-cancelable leases as of February 28, 2023, are approximately:

	Financing Leases	Operating Leases
Twelve months ended February 29, 2024	$42,185	$561,947
Twelve months ended February 28, 2025	22,440	543,612
Twelve months ended February 28, 2026	7,811	534,000
Twelve months ended February 28, 2027	-	534,000
Twelve months ended February 29, 2028	-	549,610
Thereafter	-	5,420,290
Total future minimum lease payments	72,436	8,143,459
Present value discount	3,099	2,740,690
Present value of minimum lease payments	$69,337	$5,402,769

Note 8. Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to the customer which totaled $6,378,040 and $9,772,750 during the nine months ended February 28, 2023 and 2022, respectively. Customer advances received during the nine months ended February 28, 2023 and 2022 were $1,072,000 and $13,560,500, respectively. The unrecognized balance of deferred revenue as of February 28, 2023 and May 31, 2022, was $23,007 and $5,329,047, respectively.

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

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 0.8% and 1.6% of sales during the nine months ended February 28, 2023 and 2022, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28, 2023 and 2022, respectively, were as follows:

Category	2023	2022
End User Customers	71%	74%
Distributors	29%	26%

Note 10. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximates fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported on the balance sheets approximate fair value.

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 71% and 74% of its total sales from three customers during the nine months ended February 28, 2023 and 2022, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $599,700 and $313,050 in fiscal years 2023 and 2022, respectively, were from one of its principal customers.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 12. Commitments

As of February 28, 2023, Greystone had commitments totaling approximately $5.3 million toward the purchase of production equipment.

Note 13. Employee Retention Credits

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which authorized emergency loans to businesses by establishing, and providing funding for, forgivable loans under the Paycheck Protection Program (PPP). The PPP provided loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business.

In June 2021, the Company received forgiveness of its $3,034,000 PPP loan plus accrued interest by the Small Business Administration (“SBA”). The Company recognized the forgiveness as other income for the year ended May 31, 2022.

The CARES Act also provided an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10,000 per employee per quarter, through September 30, 2021.

By notices dated January 9, 2023, the Department of Treasury notified Greystone of ERC credits awarded under the CARES Act in the total amount of $3,270,424 due to Greystone for the quarters ended June 30, 2021 and September 30, 2021. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized the amount as other income for the nine months ended February 28, 2023.

By notice dated March 27, 2023, the Department of Treasury notified Greystone of ERC credits awarded under the CARES Act in the total amount of approximately $1,641,000 due to Greystone for the quarter ended March 31, 2021. Greystone will record these credits in March 2023, which is the point in which the uncertainty surrounding them is resolved and they become realizable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidated the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) through July 29, 2022 at which time a deconsolidation of the entity occurred. All material intercompany accounts and transactions have been eliminated.

References to fiscal year 2023 refer to the nine months and three months ended February 28, 2023. References to fiscal year 2022 refer to the nine months and three months ended February 28, 2022.

Sales

Greystone’s primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base. Greystone’s existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries. Greystone has generated, and plans to continue to generate, interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone’s products. Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis. Greystone’s marketing is conducted through contract distributors, contract sales personnel and its President and other employees.

Personnel

Greystone had full-time-equivalents of approximately 189 and 239 full-time employees and 56 and 80 temporary employees as of February 28, 2023 and 2022, respectively. Full-time equivalent is a measure based on time worked.

Nine Months Ended February 28, 2023 Compared to Nine Months Ended February 28, 2022

Sales

Sales for fiscal year 2023 were $44,633,542 compared to $53,069,648 in fiscal year 2022 for a decrease of $8,436,106, or 15.9%. The number of pallets sold in fiscal year 2023 decreased by about 24% from the prior period primarily related to sales to two principal customers. However, the average price per pallet sold in fiscal year 2023 increased by about 10% from the prior period. Sales to these two customers may vary by period and the decrease in fiscal year 2023 is not considered indicative of future sales therein.

Greystone had three customers which accounted for approximately 71% and 74% of sales in fiscal years 2023 and 2022, respectively. Greystone is not able to predict the future needs of these principal customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2023 was $38,590,544, or 86% of sales, compared to $47,914,061, or 90% of sales, in fiscal year 2022. The decrease in the ratio of cost of sales to sales in fiscal year 2023 was primarily the result of declines in the cost of raw material coupled with increases in the average price per pallet sold. Management continues to strive for additional reductions in the cost to produce pallets due to anticipated savings from scheduled increases in the capacity for internally refining unprocessed recycled plastic. While production decreases during fiscal year 2023 adversely affected the cost to produce pallets because of Greystone’s inflexible fixed costs, management believes that increases in pallet production will assist in further decreases in production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,918,205 in fiscal year 2023 compared to $4,033,483 in fiscal year 2022 for a decrease of $115,278. Legal fees decreased by approximately $501,000 from fiscal year 2022 as a result of settlement of an arbitration dispute. However, the decrease in legal expenses was somewhat offset by increases in personnel costs during fiscal year 2023.

Other Income (Expenses)

During fiscal year 2023, Greystone received $3,270,424 from the Department of Treasury for claims filed pursuant to the Employee Retention Credits (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Also in fiscal year 2023, Greystone recognized a gain of $569,997 upon the deconsolidation GRE, a variable interest entity GRE.

During fiscal year 2022, a gain was recognized on the forgiveness of debt plus accrued interest in the amount of $3,068,497 from the Paycheck Protection Program loan under the CARES Act.

Other income in fiscal year 2023 of $189,914 resulted primarily from interest income related to the payment of the ERC award. Other income in fiscal year 2022 of $35,731 was primarily from gain on sale of equipment and scrap sales.

Interest expense was $821,138 in fiscal year 2023 compared to $631,115 in fiscal year 2022 for an increase of $190,023. Increases in the U.S. prime rate of interest was the primary cause of the increase.

Provision for Income Taxes

The provision for income taxes was $452,000 and $99,000 in fiscal years 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $4,881,990 in fiscal year 2023 compared to $3,496,217 in fiscal year 2022 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2023 was $4,471,124, or $0.16 per share, compared $3,044,535, or $0.11 per share, in fiscal year 2022 primarily for the reasons discussed above.

Three Months Ended February 28, 2023 Compared to Three Months Ended February 28, 2022

Sales

Sales for fiscal year 2023 were $13,578,269 compared to $22,450,682 in fiscal year 2022 for a decrease of $8,872,413, or 39.5%. The number of pallets sold in fiscal year 2023 decreased approximately 41% from fiscal year 2022 primarily related to sales to two principal customers. However, the average price per pallet sold in fiscal year 2023 increased by about 3% from the comparable prior period. Sales to these two customers may vary by period and the decrease in fiscal year 2023 is not considered indicative of future sales therein.

Greystone had three customers which accounted for approximately 65% and 71% of sales in fiscal years 2023 and 2022, respectively. Greystone is not able to predict the future needs of these principal customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales in fiscal year 2023 was $11,220,791, or 83% of sales, compared to $19,734,155, or 88% of sales, in fiscal year 2022. The decrease in the ratio of cost of sales to sales in fiscal year 2023 was primarily the result of declines in the cost of raw material coupled with increases in the average price per pallet sold. Management continues to strive for additional reductions in the cost to produce pallets due to anticipated savings from scheduled increases in the capacity for internally refining unprocessed recycled plastic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,606,626 in fiscal year 2023 compared to $1,680,979 in fiscal year 2022 for a decrease of $74,353. Legal fees decreased by approximately $297,000 from fiscal year 2022 as a result of the settlement of an arbitration dispute. However, the decrease in legal expenses was somewhat offset by increases in personnel costs during fiscal year 2023.

Other Income (Expenses)

During fiscal year 2023, Greystone received $3,270,424 from the Department of Treasury for claims filed pursuant to the Employee Retention Credits (“ERC”) under the CARES Act.

Other income in fiscal year 2023 of $183,596 primarily related to interest income received upon the payment of the ERC award. Oher income of $3,688 in fiscal year 2022 was primarily from scrap sales.

Interest expense was $313,376 in fiscal year 2023 compared to $201,992 in fiscal year 2022 for an increase of $111,384. Increases in the U.S. prime rate of interest was the primary cause of the increase.

Provision for Income Taxes

The provision for income taxes was $196,000 and $234,000 in fiscal years 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $3,695,496 in fiscal year 2023 compared to $603,244 in fiscal year 2022 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for fiscal year 2023 was $3,562,996, or $0.13 per share, compared $452,458, or $0.02 per share, in fiscal year 2022 primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2023, is as follows:

Cash provided by operating activities	$406,583

Cash used in investing activities	$(3,203,993)

Cash provided by financing activities	$530,779

The cash provided by operating activities was impacted by the utilization of approximately $5.3 million of customer deposits during the current fiscal year. The cash provided by financing operations included new term loans of approximately $8.7 million for the acquisition of equipment and approximately $1.7 in capital provided by the non-controlling interest to pay off the mortgage loan of GRE.

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$14,836,974	$2,217,304	$7,615,931	$4,476,510	$527,229
Financing lease rents	$72,436	$42,185	$30,251	$-	$-
Operating lease rents	$8,143,459	$561,947	$1,077,612	$1,083,610	$5,420,290
Commitments	$5,317,935	$5,317,935	$-	$-	$-

Greystone had a working capital of $3,996,298 as of February 28, 2023. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of February 28, 2023, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

By notice dated March 27, 2023, the Department of Treasury notified Greystone of Employee Retention Credits awarded under the CARES Act in the total amount of approximately $1,641,000 due to Greystone for the quarter ended March 31, 2021. Greystone anticipates the receipt of these funds during its fiscal fourth quarter 2023 and plans to use the funds to improve its working capital, reduce debt, and cover portions of our unfinanced commitments.

As of February 28, 2023, Greystone had commitments for capital expenditures of approximately $5.3 million of which approximately $3.5 million is available under the advancing term loan with IBC, see Note 6 to the consolidated financial statements.

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

Forward Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, timing of manufacturing enhancements, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone’s prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone’s business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone’s business are more fully described in Greystone’s Amended Form 10-K for the fiscal year ended May 31, 2022, which was filed on August 23, 2022. Actual results may vary materially from the forward-looking statements. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of Greystone’s disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on an evaluation as of May 31, 2022, Warren F. Kruger, Greystone’s Chief Executive Officer, and William W. Rahhal, Greystone’s Chief Financial Officer, identified no material weakness in Greystone’s internal control over financial reporting. As a result, Greystone’s CEO and Chief Financial Officer concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 28, 2023.

During the three months ended February 28, 2023, there were no changes in Greystone’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2023 and May 31, 2022, (ii) the Consolidated Statements of Income for the nine months and three months ended February 28, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2023 and 2022, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2023	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 14, 2023	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 28, 2023 and May 31, 2022, (ii) the Consolidated Statements of Income for nine months and three months ended February 28, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the nine months ended February 28, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended February 28, 2023 and 2022, and (v) the Notes to the Consolidated Financial Statements (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.)

