Form 10-K
period 2023-05-31
GREYSTONE LOGISTICS, INC.
filed 2023-08-28
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

(918) 583-7441

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by (reference to the price at which the registrant’s common stock was last sold on such date, was approximately $11,638,000 ($0.745 per share).

As of August 18, 2023, there were 28,279,701 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2023, Greystone had an aggregate in-house production capacity of approximately 225,000 pallets per month from 14 injection molding machines of which 12 are located in Bettendorf, IA and 2 located in Palmyra, MO. In addition, Greystone outsources production for pallets produced by injection molding machines as necessary to accommodate overflow. Greystone’s injection molding machine production as of May 31, 2023 consists of the following:

●	37” X 32” rackable pallet,
●	40” X 32” rackable pallet,
●	37” X 37” rackable pallet,
●	44” X 56” can pallet,
●	48” X 48” rackable pallet,
●	48” X 40” rackable pallet,
●	48” X 44” rackable pallet,
●	48” X 40” nestable pallet with or without detachable runners,
●	45” X 45” nestable pallet with or without detachable bottom deck,
●	24” X 40” display pallet,
●	48” X 40” monoblock (one-piece) pallet,
●	Half-barrel keg stackable pallet,
●	Slim keg stackable pallet,
●	36” X 36” rackable pallet,
●	48” X 45” monoblock pallet,
●	48” X 45” drum pallet, and
●	48” X 40” mid duty pallet.

In April 2023, Greystone opened a facility in Jasper, IN, through the purchase of equipment, including robotics, that uses an extrusion process to produce plastic pallets. Recycled plastic will be used in the process consistent with Greystone’s green standards. The pallets created from this extrusion process are robotically welded producing pallets in unusual sizes, including 30”X30”, 60”X60” and also 96” X 48” designs.

The principal raw materials used in manufacturing Greystone’s plastic pallets are in abundant supply, and some of these materials may be obtained from recycled plastic containers. At the present time, these materials are being purchased from local and national suppliers. If available, materials may also be purchased from international suppliers.

Pallet Industry

Pallets are devices used for moving and storing freight. A pallet is used as a base for assembling, storing, stacking, handling, and transporting goods as a unit load. A pallet is constructed to facilitate the placement of a lift truck’s forks between the levels of a platform so it may be moved easily.

Pallets are used worldwide for the transportation of goods and they are primarily made of wood. An estimated 80-90 percent of all U.S. commerce is carried on pallets, which amounts to an estimated 2.6 billion pallets in circulation daily in the United States. The manufacture of wood pallets is estimated to consume more than 45 percent of total U.S. hardwood lumber production. “Pallets move the world,” says Dr. Marshall S. “Mark” White, an emeritus professor at Virginia Tech University and director of the William H. Sardo Jr. Pallet and Container Research Laboratory and Center for Packaging and Unit Load Design.

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

In a June 2018 article, Persistence Market Research published an article that non-wood pallets are likely to experience a massive increase in demand across the globe. Among these, plastic pallets are expected to be the most attractive option. The major reason behind the increase in popularity of and demand for plastic pallets is due to the ease with which these can be cleaned. In addition, they are made of recycled materials. This is a very attractive benefit for companies working towards becoming more environmentally friendly. This factor is creating a positive impact on the plastic pallets market.

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

During the period 2012 – 2016, the global pallets market expanded at a CAGR of 4.7%. However, during the forecast period – that is between 2018 and 2025 – the market is anticipated to grow at a CAGR of 5.4% owing to increasing demand for better and safe transportation coupled with the rise in demand for pallets from various industries like food, agriculture, chemicals etc. The global pallets market is projected to represent an incremental opportunity of more than $25 billion between 2018 and 2025.

Types of Pallets

The most common size pallet is the 48” x 40” 4-way pallet, known as the GMA (Grocery Manufacturer Association) pallet, “GMA 48 x 40 Pallet,” or “GMA Block Pallet.” The GMA pallet acts as a commodity in the pallet industry, as price is often determined by availability. As wood pallets move through their life cycle from a new pallet to a used pallet, they are repaired and put back in service until they are sent to a landfill or used as wood compost.

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

Employees

As of May 31, 2023, Greystone had full-time equivalents (“FTE’s” is a unit of measure that translates number of weekly hours worked by all employees where 40 hours per week is a single person) of approximately 179 full time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were FTE’s of approximately 109 employees as of May 31, 2023.

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

Greystone’s customers generally either have a recurring need for pallets such as a distributor and an end-user who acquires pallets for a closed loop distribution system or end users who acquire pallets for internal warehouse use. The latter group of customers may or may not have a recurring demand for pallets each year. Accordingly, revenues from customers that qualify as substantial in any one year may vary. During fiscal years 2023 and 2022, Greystone derived a substantial portion of its revenue from three customers. These customers accounted for approximately 73% and 76% of total sales in fiscal years 2023 and 2022, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

Competition

Greystone’s primary competitors are a large number of small, privately held firms that sell wood pallets in very limited geographic locations. Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets, as well as the environmental benefits (principally elimination from landfill and recycling) of its plastic pallets as compared to wood pallets. Greystone also competes with three large and approximately ten small manufacturers of plastic pallets. Some of Greystone’s competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in the areas of product development, manufacturing and marketing. However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone an advantage over other plastic pallet manufacturers.

Government Regulation

Although Greystone recycles approximately 60 million pounds of post-consumer plastic per year which would otherwise be destined for the landfill, business operations of Greystone are subject to existing and potential federal, state and local environmental laws and regulations pertaining to the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. In addition, both the plastics industry and Greystone are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.

Patents and Trademarks

Greystone seeks to protect its technical advances by pursuing national and international patent protection for its products and methods when appropriate.

Management Plastic Pallet Summation

For over 30 years, both timber prices and landfill fees have increased and have compelled businesses to modify the way pallets are managed. Businesses can evaluate and improve their pallet management systems and reduce associated waste by utilizing recycled plastic pallets.

According to the U.S. Environmental Protection Agency, deforestation is a significant contributor to global carbon dioxide gas emissions. Deforestation leads to CO2 emissions because the carbon sequestered in trees is emitted into the atmosphere and not counter-balanced by re-growth of new trees. Additionally, estimates are that up to 20 percent of total pallet wood waste ends up in land fill.

ESG, an acronym for environmental, social and governance, consists of three broad categories or areas of interest of what is termed “socially responsible investors.” Within each ESG category are various specific related concerns that may or may not be pertinent in a given situation depending on the specific investment being examined. The environmental category concerns include pollution or waste material that a company produces and factors related to climate change. The environmental circumstances surrounding deforestation imply that continued and growing interest in ESG compliance will lead companies to strongly consider the change to plastic pallets. Use of recycled plastics to produce pallets, as Greystone does, demonstrates commitment to ESG by reducing plastic disposition to landfills.

Greystone’s management believes that the gradual shifting trend from wood to 100 percent recyclable plastic pallets will continue, with the primary limiting factors being a front-end higher price and some regulatory limits to certain applications of pallet use. The savings come in recyclability and significantly longer life which lowers the cost per trip dramatically. Greystone intends to continue to conduct research on pallet design for strength and coefficient of friction, on the materials used to make the plastic pallets as required to meet market demands and to improve its existing products. Plastic pallets reduce wood waste, are hygienic, weigh less which lowers fuel consumption and transport costs and are fully recyclable.

Item 1A. Risk Factors.

Our business could be affected by changes in the availability of raw materials.

Greystone uses a proprietary mix of raw materials to produce its plastic pallets. Such raw materials are generally readily available, and some may be obtained from a broad range of recycled plastic suppliers and unprocessed waste plastic. At the present time, these materials are being purchased from local and national suppliers. If available, these materials may also be purchased from international suppliers. The availability of Greystone’s raw materials could change at any time for various reasons. For example, the market demand for Greystone’s raw materials could suddenly increase, or the rate at which plastic materials are recycled could decrease, affecting both availability and price. Additionally, the laws and regulations governing the production of plastics and the recycling of plastic containers could change and, as a result, affect the supply of Greystone’s raw materials. Any interruption in the supply of raw materials or components could have a material adverse effect on Greystone. Furthermore, certain potential alternative suppliers may have pre-existing exclusive relationships with Greystone’s competitors and others that may preclude Greystone from obtaining raw materials from such suppliers.

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

We are dependent on a few large customers.

Greystone derives a large portion of its revenue from a few large customers and expects that this trend will continue in the foreseeable future. Three customers currently account for approximately 73% of its total sales in fiscal year 2023 (76% in fiscal year 2022). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

We may not be able to effectively protect Greystone’s patents and proprietary rights.

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

Our business could be affected by changes or new legislation regarding environmental matters.

Greystone’s business is subject to changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of waste (including solid and hazardous waste) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Greystone’s properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of Greystone’s properties, Greystone may be held liable. No assurances can be given that additional environmental issues will not require future expenditures. In addition, the plastics industry is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements and disposal fees and limits on the use of plastic products. Also, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. Although Greystone believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on it, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect.

Our business could be subject to potential product liability claims.

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

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 44.7% of Greystone’s outstanding common stock and have approximately 50.6% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. In addition, two of Greystone’s directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone’s outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone’s 2003 preferred stock provide that such holder has the right to elect a majority of Greystone’s Board of Directors. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

Our common stock is a “penny stock” under SEC rules. It may be more difficult to sell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

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

We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.

We currently do not maintain any insurance policies against loss of key personnel. We do maintain insurance coverage for business interruption as well as product liability claims. In addition, we do maintain director and officer insurance coverage. If any event were to occur which required our insurance coverage to be applicable as well as a loss of key personnel, our business, financial performance, and financial position may be materially and adversely affected.

We could become involved in claims or litigations that may result in adverse outcomes.

From time-to-time we may be involved in a variety of claims or litigations. Such proceeding may initially be viewed as immaterial but could prove to be material. Litigations are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigations could involve significant expense and diversion of management’s attention and resources from other matters.

Security breaches of confidential customer and employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including personally identifiable information, in various information technology systems that are maintained internally and by third parties with whom we contract to provide services. The integrity and protection of that employee data is critical to us. Our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records. A breach in the security of our service providers’ information technology systems could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could have a material adverse effect on our financial condition and results of operations.

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that require additional management time, resources, and expense.

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Principal Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 28,000,000 shares of our common stock outstanding as of May 31, 2023, approximately 15,000,000 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

We do not have any long-term contracts with our suppliers or with our customers, and we do not have many written contracts with our customers, and if we can’t maintain these relationships or if we or our suppliers experience manufacturing problems or delays, our financial results will be negatively affected.

We do not have any long-term contracts with our suppliers or with our customers for our current or planned products. We also do not have many written contracts with our customers. There can be no assurance that these suppliers will continue to sell to us on prior or current terms, or at all and likewise there can also be no assurance that our customers will continue to purchase from us or that we can obtain customers to purchase our planned products. We may not be able to maintain our relationships with our suppliers and customers, or we may be unable to find alternate suppliers or customers in a timely fashion. Should this occur, our revenues and results of operations will be negatively affected. Additionally, we or our suppliers may encounter unforeseen delays or shortfalls in manufacturing, and our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our current and planned products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our current and planned products by maintaining our relationships with our suppliers or successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our current and planned products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products may require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

An unexpected interruption in our warehousing facilities or if there is a lack of capacity at our warehousing facilities, it could reduce our sales and margins.

We store products in our warehouses that we then ship to customers or distributors. If we run out of capacity, we won’t be able to store as many products and may not be able to maintain all products in an efficient manner. Additionally, if there is any unexpected interruption to our warehousing facilities, for any reason, such as loss of certifications or licenses, as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, electrical outages, or other events, it could result in significant reductions to our sales and margins and could have a material adverse effect on our business, financial condition or results of operations.

Any interruption to our distribution channels for our products could adversely affect our sales and results of operations.

Any interruption to our distribution channels for our products for any reason, such as disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, could adversely affect our sales and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Greystone’s operations are performed at:

●	Two primary buildings for a total of 120,000 square feet of manufacturing and warehouse space located on approximately 3 acres of land in Bettendorf, Iowa. These buildings are leased from Greystone Real Estate, L.L.C. (“GRE”) which is owned by Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic. The lease has a primary term through July 31, 2032, with an option by Greystone to extend for 5 years, and initially provides for monthly rent of $44,500 with escalations of 5% every 5 years.

●	Three buildings owned by Greystone located within a 30-mile radius of its primary facility for an additional 95,000 square feet of warehouse space. These buildings are currently used for warehousing inventory and grinding operations.

●	Facility in Palmyra, MO, housing two of Greystone’s injection molding machines. Production in this facility will be outsourced to the lessor with terms to be determined.

●	Facility in Jasper, IN, housing Greystone’s extrusion processing machines. Production in this facility will be outsourced to the lessor with terms to be determined.

We believe that these facilities are adequate for our current and near-term needs.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

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

Quarter Ended	High	Low
August 31, 2021	$1.47	$0.98
November 30, 2021	$1.35	$0.82
February 28, 2022	$1.16	$0.80
May 31, 2022	$1.00	$0.67
August 31, 2022	$0.85	$0.70
November 30, 2022	$0.87	$0.69
February 28, 2023	$0.72	$0.44
May 31, 2023	$0.82	$0.57
August 31, 2023 (1)	$1.02	$0.77

(1) Reflects activity through August 11, 2023 only.

Holders

As of May 31, 2023, Greystone had approximately 211 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated July 29, 2022 (the “IBC Loan Agreement”), as amended, among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends to its common stockholders without IBC’s prior written consent. See Note 5 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 11 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $446,644 and $243,082 during fiscal years 2023 and 2022, respectively.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone’s plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believe,” “plan,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

●	expansion and growth of Greystone’s business and operations
●	future financial performance;
●	future acquisitions and developments;
●	potential sales of products;
●	future financing activities; and
●	business strategy.

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

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”), and one variable interest entity, Greystone Real Estate, L.L.C. (“GRE”). Effective July 29, 2022, GRE was no longer deemed to be a beneficiary of Greystone and, accordingly, was deconsolidated on the effective date as discussed further in Note 1 to the consolidated financial statements.

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.

As of May 31, 2023 and 2022, Greystone had FTE’s of approximately 179 and 217 employees, respectively. Temporary personnel from a personnel service entity are utilized as needed. There were FTE’s of approximately 109 and 81 temporary personnel as of May 31, 2023 and 2022, respectively. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 225,000 plastic pallets per month, or 2,700,000 per year. Production levels will vary proportionately as a result of the pallet design, machine downtime or customer restrictions for maintaining stringent sizing on certain pallets.

Year Ended May 31, 2023 Compared to Year Ended May 31, 2022

Sales

Sales were $60,758,962 for fiscal year 2023 compared to $74,170,351 for fiscal year 2022 representing a decrease of $13,411,389, or about 18%. Fiscal year 2023 was a turn-around period to recover from declining sales as customers shied away from inflationary pricing during the pandemic period. As raw material pricing returned to relatively normal historic levels during the second quarter of fiscal year 2023, the Company focused its efforts on rebuilding relations with existing customers as well as seeking new customers. The achievement of a 4.90% increase in gross margin over fiscal year 2022 was significant despite an approximate 25% decrease in number of pallets sold. Timing also impacted sales in fiscal year 2023 as a result of a customer who provides its own material incurring delays in transporting certain material to Greystone. The delays of transporting of such certain material began at the end of the fourth quarter and we expect the delays to resolve in fiscal year 2024.

Greystone had three customers who accounted for approximately 73% and 76% of total sales in fiscal years 2023 and 2022, respectively. Customers that account for significant sales may vary in any one year. Generally, customers purchasing substantial quantities to replace or add pallets to their inventory consistently comprise a significant portion of sales. Any customer(s) needing a substantial quantity of pallets to fulfill a specific need may vary from year to year.

Cost of Sales

Cost of sales was $51,427,409 (85% of sales) and $66,395,792 (89% of sales) in fiscal years 2023 and 2022, respectively. The decrease in the ratio of cost of sales to sales (the “ratio”) in fiscal year 2023 from fiscal year 2022 was the result of several factors, including a decline in the price of raw materials toward relatively historic levels and stabilization of production personnel offset somewhat by the effect of Greystone’s inflexible fixed production costs on decreased levels of production.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expenses were $5,100,170, (8.4% of sales) for fiscal year 2023 compared to $5,200,387 (7.0% of sales) for fiscal year 2022, representing a decrease of $100,217. Legal expenses of approximately $494,000 during fiscal year 2022 were primarily attributable to an arbitration proceeding which was terminated with prejudice in fiscal year 2022. The decrease in legal fees in fiscal year 2023 was primarily offset by increases in personnel costs.

Other Income (Expenses)

During fiscal years 2023 and 2022, Greystone received $4,911,863 and $241,814, respectively, reimbursement from the Department of Treasury for refundable tax credits against certain employment taxes pursuant to the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

As a result of the deconsolidation of GRE, the Company recognized a gain of $569,997 in fiscal year 2023 which was attributable to a deferred gain from Greystone’s sell and leaseback of the building to GRE in the prior years.

In fiscal year 2021, Greystone received a Paycheck Protection Program loan in the amount of $3,034,000 from the Small Business Administration (“SBA”) under the CARES Act which provided emergency loans to qualifying businesses. During fiscal year 2022, the SBA provided forgiveness of the Paycheck Protection Program loan plus accrued interest resulting in a gain of $3,068,497.

Other income for fiscal years 2023 and 2022 included:

	2023	2022
Interest income	$317,797	$1,472
Gain (loss) on disposition of property, plant and equipment	(2,972)	22,336
Other	10,774	15,427
Total Other Income	$325,599	$39,235

Interest expense was $1,189,034 in fiscal year 2023 compared to $841,701 in fiscal year 2022 for an increase of $347,333. This increase is primarily attributable to the increase in the prime rate of interest which was 8.25% as of May 31, 2023, compared to 5.50% as of May 31, 2022.

Provision for Income Taxes

The provision for income taxes was $2,461,700 in fiscal year 2023 compared to $535,417 in fiscal year 2022. The effective tax rate differs from federal statutory rates due to net income from GRE which, as a limited liability company, is not taxed at the corporate level, state income taxes, income which is not subject to income tax in fiscal year 2022, charges which have no income tax benefit and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $6,388,108 in fiscal year 2023 compared to $4,546,600 in fiscal year 2022 for an increase of $1,841,508 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $5,842,828, or $0.21 per share, in fiscal year 2023 compared to $3,938,478, or $0.14 per share, in fiscal year 2022 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2023, was as follows:

Cash provided by operating activities	$3,871,618
Cash used in investing activities	$(9,127,176)
Cash provided by financing activities	$2,808,252

The cash provided by operating activities was impacted by the utilization of approximately $5.3 million of customer deposits during the current fiscal year. The cash provided by financing operations included new term loans of approximately $13.2 million for the acquisition of equipment and approximately $1.7 million in capital provided by the non-controlling interest to pay off the mortgage loan of GRE, offset by principal payments of approximate $9.3 million on term loans and financing leases and $2.2 million net reduction on the revolver loan.

Contractual obligations of Greystone as of May 31, 2023, were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$17,253,279	$2,249,570	$6,177,061	$8,312,713	$513,935
Operating lease rents	$7,992,248	$552,557	$1,069,291	$1,090,300	$5,280,100
Financing lease rents	$62,747	$39,062	$23,685	$-	$-
Commitments	$405,562	$405,562	$-	$-	$-

Greystone had a working capital of $4,993,222 as of May 31, 2023.

Greystone’s principal long-term debt obligations include a $6,000,000 revolving line of credit and several term notes with various maturities. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2023, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone received through May 31, 2023, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25% (11.50% as of May 31, 2023). Greystone paid accrued dividends to its preferred stockholders during fiscal years 2023 and 2022 of $446,644 and $243,082, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $500,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

Transactions with Warren Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Mr. Kruger, Greystone’s CEO and President, owns and rents to Greystone certain grinding equipment used to grind raw materials and certain extruders for pelletizing recycled plastic into pellets for use as raw material in the manufacture of pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,430,000 were paid in both fiscal years 2023 and 2022.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a month-to-month agreement at a rental rate of $5,200 per month.

Sale and leaseback transaction. Effective December 28, 2018, Greystone and Yorktown entered into an agreement whereby Greystone sold certain newly acquired equipment to Yorktown at net book value, $968,168 and leased the equipment from Yorktown under a four-year agreement at a monthly rent of $27,915 for the initial thirty-six months and $7,695 for the remaining twelve months. The lease agreement ended on December 28, 2022, whereby Greystone exercised its option to purchase and paid $10,000 for the equipment.

Loans from International Bank of Commerce (“IBC”)

On July 29, 2022, Greystone and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (the “Restated IBC Loan Agreement”) as further described in Note 5, Long-Term Debt, of the consolidated financial statements. The Restated IBC Loan Agreement provides for the IBC to make to Greystone (i) a term loan in the amount of $7,854,708 to consolidate all existing term loans in the aggregate amount of $2,669,892 with Lender, extend credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit in the amount of $1,912,829 to fund the purchase of the equipment subject to the iGPS Logistics, LLC, leases, (ii) an advancing term loan facility whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 subsequently increased by $1,000,000 under the First Amendment dated May 5, 2023 (items i and ii referred to as “Term Loans”), and (iii) a renewal of the revolving loan with an increase of $2,000,000 (the “Revolving Loan”). The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but can in no event exceed $6,000,000. The Restated Loan Agreement requires limited guarantees from Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director of Greystone.

Transactions with Robert B. Rosene, Jr.

Effective June 1, 2016, Greystone issued a note payable to Robert B. Rosene, Jr. to refinance an earlier note plus accrued interest in the principal amount of $4,541,690 with an interest rate of 7.5%. The note was paid off on August 3, 2022.

Effective August 1, 2022, Greystone and GRE, a limited liability company owned by Mr. Rosene, entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Greystone’s CEO and CFO have concluded that the design and operation of Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2023. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of Greystone’s CEO and CFO along with Greystone’s management as of May 31, 2023. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that Greystone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Greystone’s management, including Greystone’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Greystone’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Greystone’s management, including Greystone’s CEO and CFO, as of May 31, 2023, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of May 31, 2023 is effective. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Chairman of the Board	2024
Larry J. LeBarre	Director	2024
Robert B. Rosene, Jr.	Director	2024
Drew T. Lockard	Director	2024
William W. Rahhal	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 66 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Drew T. Lockard, Director

Mr. Lockard, age 45, is a Managing Director at Stretto since February 2019. Stretto is a bankruptcy technology firm and is responsible for developing new business and managing client relationships. Mr. Lockard is an expert in corporate restructuring, turnaround management and energy consulting. Throughout his career, he has led practice-building efforts, guided professional advisors through high-impact situations and managed large corporate turnarounds. Prior to joining Stretto, Mr. Lockard was a Managing Director and head of the Dallas office for Opportune, an energy consulting firm, from August 2016 until January 2019. At Opportune, he was responsible for developing new business and expanding the Opportune brand in North Texas. Prior to joining Opportune, Mr. Lockard was a Director at AlixPartners, a global management consulting firm. During his 14-year career at AlixPartners, he was primarily focused on client delivery and building various practice groups.

Mr. Lockard holds a BBA in Management Information Systems from Southern Methodist University; an MBA from The University of Texas at Dallas; and MS in Information Technology from The University of Texas at Dallas.

Mr. Lockard became a director of Greystone effective May 12, 2022. Mr. Lockard’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Larry J. LeBarre, Director

Mr. LeBarre, age 67, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Robert B. Rosene, Jr., Director

Mr. Rosene, age 69, is President of Patriot Auto Group, L.L.C., which owns seven auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone makes him qualified to serve as a member of Greystone’s Board of Directors.

William W. Rahhal, Chief Financial Officer

Mr. Rahhal, age 82, served as managing partner of Rahhal Henderson Johnson, PLLC, Certified Public Accountants, in Ardmore, Oklahoma, from 1988 to 2010 and retired from the firm effective December 31, 2013. Mr. Rahhal previously served as Greystone’s Chief Financial Officer from October 1, 2002 to October 1, 2004 and subsequently served Greystone as an accounting and financial consultant until his appointment as its Chief Financial Officer in January 2012. Mr. Rahhal earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma and Texas. Mr. Rahhal has also previously served as a Senior Manager with Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and as financial manager of a privately held oil and gas production company and contract drilling company.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee, or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of four directors: Messrs. Kruger, LeBarre, Rosene and Lockard.

Because of the small size of Greystone’s Board of Directors, it has not established any committees. Rather, the entire Board acts as, and performs the same functions as, an audit committee, compensation committee and nominating committee.

Director Independence

Three of our four Board members are independent. The Board has determined that each of Messrs. LeBarre, Lockard and Rosene is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and information provided by each director. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that Messrs. LeBarre, Lockard and Rosene did not have a material relationship with us and that each of such directors is independent.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Kruger. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors may hold executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories: financial and product commercialization. The Board oversees management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Board also oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Code of Ethics

Greystone has adopted a Code of Ethics applicable to Greystone’s officers and directors, including Greystone’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics. Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441. The Company intends to disclose any amendments to, or waivers from, a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the “code of ethics” definition in Item 406(b) of Regulation S-K by posting such information on the Company’s website (https://www.greystonelogistics.com/investor-relations.php).

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board, the independent directors, a particular committee or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Greystone Logistics, Inc. Board of Directors

c/o Greystone Logistics, Inc.

Attention: Corporate Secretary

1613 East 15th Street

Tulsa, Oklahoma 74120

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;
●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or a particular committee or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

Recommending Director Candidates for Nomination by the Board

The Board will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a director candidate for nomination by the Board at an annual meeting of stockholders or for vacancies of the Board that arise between annual meetings must provide the Board with sufficient written documentation to permit a determination by the Board whether such candidate meets the required and desired director selection criteria set forth in our bylaws. Such documentation and the name of the director candidate should be sent by U.S. mail to:

Greystone Logistics, Inc. Board of Directors

c/o Greystone Logistics, Inc.

Attention: Corporate Secretary

1613 East 15th Street

Tulsa, Oklahoma 74120

Since the filing of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2023, there have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaws.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by shareholders. The Board will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The Board initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the Board. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the Board considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. A member of the Board will contact, for further review, those candidates who the Board believes are qualified, who may fulfill a specific Board need and who would otherwise best make a contribution to the Board. The Board is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the Board learns during this process, it determines which nominee(s) to submit for election. The Board uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended May 31, 2023 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board meetings, prior to recommending a director for reelection.

Delinquent Section 16(a) Reports

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2023, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2023 were complied with on a timely basis, except as follows: Mr. Lockard failed to file a Form 3 in connection with his appointment in May 2022.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Warren F. Kruger,	2023	$410,000	$155,000	$-	$-	$12,852	$577,852
President and Chief Executive Officer	2022	$410,000	$25,000	$-	$-	$11,565	$446,565

William W. Rahhal,	2023	$200,000	$75,000	$-	$-	$6,389	$281,389
Chief Financial Officer	2022	$200,000	$25,000	$-	$-	$4,705	$229,705

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. The following table sets forth compensation paid, earned or awarded during the fiscal year ended May 31, 2023 to each of our directors, whose compensation is described above in the “2023 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Larry J. LeBarre	$50,000	$-	$-	$50,000
Robert B. Rosene, Jr.	$50,000	$-	$-	$50,000
Drew T. Lockard	$37,500	$-	$-	$37,500

Because the Board of Directors consists of four persons of which three are outside directors, the Board has not considered it necessary to create a compensation committee. All of Greystone’s directors participate in determining compensation for officers with Mr. Kruger abstaining from any discussions concerning his compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2023, Greystone had 28,279,701 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone’s common stock.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2023, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger	10,528,521	(5)	34.87%	25,000	50.00%	10,278,521	32.51%
William W. Rahhal	307,883	(6)	1.09%	-0-	-0-	307,883	*
Robert B. Rosene, Jr.	5,135,717	(7)	17.01%	25,000	50.00%	4,885,717	15.45%
Larry J. LeBarre	520,093	(8)	1.84%	-0-	-0-	520,093	1.65%
Drew T. Lockard	-0-		0.00%	-0-	-0-	-0-	*
All Directors & Officers as a Group (5 persons)	16,492,215	(9)	51.36%	50,000	100.00%	15,992,215	50.59%
Other 5% Stockholders
Topline Capital Partners, LLC 544 Euclid Street Santa Monica, CA 90402	2,827,970	(10)	9.99%	-0-	-0-	2,833,396	8.95%

* Under 1%.

(1)	The number of shares beneficially owned by each holder is calculated in accordance with the rules of the Commission, which provide that each holder shall be deemed to be a beneficial owner of a security if that holder has the right to acquire beneficial ownership of the security within 60 days through options, warrants or the conversion of another security; provided, however, if such holder acquires any such rights in connection with or as a participant in any transaction with the effect of changing or influencing control of the issuer, then immediately upon such acquisition, the holder will be deemed to be the beneficial owner of the securities. The number the shares of common stock beneficially owned by each holder includes common stock directly owned by such holder and the number of shares of common stock such holder has the right to acquire upon the conversion of the Senior Preferred Stock and/or upon the exercise of certain options or warrants.

(2)	The percentage ownership for each holder is calculated in accordance with the rules of the Commission, which provide that any shares a holder is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of warrants, options or other rights, or upon the conversion of preferred stock or other rights are considered outstanding solely for purposes of calculating such holder’s percentage ownership.

(3)	Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone’s common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

(4)	Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, plus the 3,333,333.32 votes afforded to the holders of our Senior Preferred Stock, or 31,613,034.32 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)	The total includes: (i) 8,592,855 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant; and (iv) 1,666,666.67 shares that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock.

(6)	The total includes: (i) 255,000 shares of common stock beneficially owned directly by Mr. Rahhal; and (ii) 52,883 shares of common stock which Mr. Rahhal owns as a joint tenant.

(7)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant; and (ii) 1,666,666.67 shares that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(8)	The total includes 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(9)	The total includes: (i) 12,658,882 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666.67 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666.67 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred Stock.

(10)	Based on information provided in the Schedule 13D/A filed with the SEC on February 13, 2023 by Topline Capital Management, LLC, Topline Capital Partners, LP and Collin McBirney (the “13D/A”). Per the 13D/A, the securities reported on this Schedule as beneficially owned by TCM (the “Securities”) are held by and for the benefit of the Fund. Under the definition of “beneficial ownership” in Rule 13d-3 under the Act, it is also possible that the individual general partners, executive officers, and members of the foregoing entities might be deemed the “beneficial owners” of some or all of the Securities insofar as they may be deemed to share the power to direct the voting or disposition of such Securities. TCM, as the investment manager and general partner of the Fund, and Collin McBirney, as the member-manager of TCM, may, therefore, be deemed to beneficially own the Securities held by the Fund for the purposes of Rule 13d-3 under the Act insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. This total includes 2,827,970 shares of common stock beneficially owned direct by Topline Capital Partners, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

General

For information regarding loans from Warren Kruger, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

For information regarding an advance from Robert Rosene, see “Transactions with Robert B. Rosene, Jr.” under the heading “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

For information regarding loans from IBC and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from International Bank of Commerce (“IBC”) in Item 7 of this Form 10-K.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s Chairman of the Board, President and CEO, and a significant stockholder of the Company, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2023 and 2022, Greystone purchases from TriEnda totaled $431 and $4,222, respectively and sales to TriEnda totaled $50,611 and $126,037, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s Chairman of the Board, President and CEO, and a significant stockholder of the Company. Green purchased pallets from Greystone totaling $657,706 and $617,100 in fiscal years 2023 and 2022, respectively. As of May 31, 2023, Green owed $56,550 to Greystone.

Other Transactions

Greystone leases two buildings located in Bettendorf, Iowa, from which it conducts its manufacturing operations, from Greystone Real Estate, L.L.C., an entity which is owned by Robert B. Rosene, Jr., a member of Greystone’s board of directors. Rental payments for both buildings are $44,500 per month.

Director Independence

Greystone has determined that Messrs. LeBarre, Lockard and Rosene are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards. Because of the small size of Greystone’s Board of Directors, it has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Kruger is not considered “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2023 and May 31, 2022:

Fee Category	Fiscal 2023 Fees	Fiscal 2022 Fees

Audit Fees(1)	$186,200	$180,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$186,200	$180,750

________________________

(1)Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2023 and May 31, 2022, respectively.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit No.	Description
2.1	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Delaware Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
2.2	Certificate of Ownership and Merger Merging PalWeb Corporation, a Delaware corporation, into PalWeb Oklahoma Corporation, an Oklahoma corporation, filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 2.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (incorporated herein by reference to Exhibit 3.1 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
3.2	Bylaws of PalWeb Oklahoma Corporation as adopted on May 2, 2002 (incorporated herein by reference to Exhibit 3.2 of Greystone’s Form 8-K12G3 dated May 2, 2002, which was filed with the SEC on May 24, 2002).
4.1	Certificate of Incorporation of PalWeb Oklahoma Corporation filed with the Oklahoma Secretary of State on May 2, 2002 (included in Exhibit 3.1).
4.2	Certificate of the Designation, Preferences, Rights and Limitations of PalWeb Corporation’s Series 2003 Cumulative Convertible Senior Preferred Stock (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated September 8, 2003, which was filed with the SEC on September 23, 2003).
4.3	Certificate of Ownership and Merger, Merging Greystone Logistics, Inc., into PalWeb Corporation filed with the Oklahoma Secretary of State on March 18, 2005 (incorporated herein by reference to Exhibit 4.1 of Greystone’s Form 8-K dated March 18, 2005, which was filed with the SEC on March 24, 2005).
10.1	Amended and Restated Loan Agreement dated July 29, 2022 among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.1 of Greystone’s Form 8-K filed on August 4, 2022).
10.2*	First Amendment to Amended and Restated Loan Agreement, dated May 5, 2023, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce.
10.3	Promissory Note (Revolving Loan) dated July 29, 2022, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 8-K filed on August 4, 2022).
10.4	Promissory Note (Equipment Term Loan) dated July 29, 2022, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.3 of Greystone’s Form 8-K filed on August 4, 2022).
10.5*	Promissory Note (Advancing Term Loan) dated May 5, 2023, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce.
10.6*	Industrial Lease dated as of August 1, 2022, by and between Greystone Real Estate, LLC, and Greystone Manufacturing, L.L.C
21.1*	Subsidiaries of Greystone Logistics, Inc.
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended May 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101 LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 28, 2023	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Warren F. Kruger and William W. Rahhal, and each of them, as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 28, 2023	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2023	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 28, 2023	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 28, 2023	/s/ Drew T. Lockard
Drew T. Lockard, Director

Date: August 28, 2023	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2023 and 2022, and the related consolidated statements of income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tulsa, Oklahoma

August 28, 2023

Greystone Logistics, Inc.

Consolidated Balance Sheets

	May 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$695,951	$3,143,257
Accounts receivable -
Trade	4,857,504	6,001,049
Related parties	56,550	252,112
Other	386,877	—
Inventory	4,484,106	4,112,496
Prepaid expenses	528,962	304,240
Total Current Assets	11,009,950	13,813,154

Property, Plant and Equipment, net	33,184,706	31,876,765
Right-of-use Operating Lease Assets	5,335,714	55,535
Total Assets	$49,530,370	$45,745,454

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,249,570	$4,160,403
Current portion of financing leases	31,981	1,630,895
Current portion of operating leases	240,346	33,881
Accounts payable and accrued expenses	3,337,410	7,820,837
Deferred revenue	23,007	5,329,047
Preferred dividends payable	134,414	85,377
Total Current Liabilities	6,016,728	19,060,440

Long-Term Debt, net of current portion and debt issuance costs	14,919,687	9,306,037
Financing Leases, net of current portion	28,504	532,148
Operating Leases, net of current portion	5,119,688	21,654
Deferred Tax Liability	3,905,279	1,743,694

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(33,995,621)	(39,838,449)
Total Greystone Stockholders’ Equity	19,540,484	13,697,656
Non-controlling interest	—	1,383,825
Total Equity	19,540,484	15,081,481

Total Liabilities and Equity	$49,530,370	$45,745,454

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

	For the Years Ended May 31,
	2023	2022

Sales	$60,758,962	$74,170,351

Cost of Sales	51,427,409	66,395,792

Gross Profit	9,331,553	7,774,559

Selling, General and Administrative Expenses	5,100,170	5,200,387

Operating Income	4,231,383	2,574,172

Other Income (Expense):
Federal tax credits realized	4,911,863	241,814
Gain on the forgiveness of debt	—	3,068,497
Gain on deconsolidation of variable interest entity	569,997	—
Other income	325,599	39,235
Interest expense	(1,189,034)	(841,701)

Income before Income Taxes	8,849,808	5,082,017
Provision for Income Taxes	2,461,700	535,417
Net Income	6,388,108	4,546,600

Income Attributable to Non-controlling Interest	(49,599)	(279,663)

Preferred Dividends	(495,681)	(328,459)

Net Income Attributable to Common Stockholders	$5,842,828	$3,938,478

Income Per Share of Common Stock -
Basic	$0.21	$0.14
Diluted	$0.20	$0.13
Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,423,721
Diluted	32,105,515	32,252,432

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended May 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	50,000	$5	28,361,201	$2,836	$53,790,764	$(43,776,927)	$10,016,678	$1,236,362	$11,253,040

Stock options exercised	—	—	200,000	20	23,980	—	24,000	—	24,000

Common stock purchase	—	—	(281,500)	(28)	(281,472)	—	(281,500)	—	(281,500)

Cash distributions	—	—	—	—	—	—	—	(132,200)	(132,200)

Preferred dividends, $6.57 per share	—	—	—	—	—	(328,459)	(328,459)	—	(328,459)

Net income	—	—	—	—	—	4,266,937	4,266,937	279,663	4,546,600
Balances, May 31, 2022	50,000	5	28,279,701	2,828	53,533,272	(39,838,449)	13,697,656	1,383,825	15,081,481

Cash contribution by non-controlling interest	—	—	—	—	—	—	—	1,669,000	1,669,000

Deconsolidation of variable interest entity	—	—	—	—	—	—	—	(3,102,424)	(3,102,424)

Preferred dividends, $9.91 per share	—	—	—	—	—	(495,681)	(495,681)	—	(495,681)

Net income	—	—	—	—	—	6,338,509	6,338,509	49,599	6,388,108

Balances, May 31, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(33,995,621)	$19,540,484	$—	$19,540,484

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,388,108	$4,546,600
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,210,357	5,365,720
Change in deferred taxes	2,161,585	(636,948)
Gain on deconsolidation of variable interest entity	(569,997)	-
Forgiveness of debt	-	(3,068,497)
Gain on disposition of property, plant and equipment	(154,984)	(22,336)
Decrease (increase) in trade accounts receivable	1,021,400	(1,414,915)
Decrease (increase) in related party receivable	195,562	(98,562)
Increase in inventory	(371,610)	(670,522)
Increase in prepaid expenses	(224,722)	(251,925)
Increase (decrease) in accounts payable and accrued expenses	(4,478,041)	3,990,306
Decrease in deferred revenue	(5,306,040)	(1,101,560)
Net cash provided by operating activities	3,871,618	6,637,361

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,179,370)	(6,130,521)
Deconsolidation of variable interest entity	(2,806)	-
Proceeds from sale of equipment	55,000	50,000
Net cash used in investing activities	(9,127,176)	(6,080,521)

Cash Flows from Financing Activities:
Proceeds from long-term debt	13,184,816	837,000
Proceeds from revolving loan	2,525,000	3,700,000
Payments on revolving loan	(4,725,000)	-
Payments on long-term debt and financing leases	(5,982,108)	(5,263,858)
Payments on related party note payable and financing lease	(3,348,178)	(436,724)
Payments for debt issuance costs	(68,634)	(4,752)
Stock options exercised	-	24,000
Purchase of common stock	-	(281,500)
Dividends paid on preferred stock	(446,644)	(243,082)
Capital contribution by non-controlling interest	1,669,000	-
Distributions paid by non-controlling interest	-	(132,200)
Net cash provided by (used in) financing activities	2,808,252	(1,801,116)

Net Decrease in Cash and Cash Equivalents	(2,447,306)	(1,244,276)
Cash and Cash Equivalents, beginning of year	3,143,257	4,387,533

Cash and Cash Equivalents, end of year	$695,951	$3,143,257

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2023 and 2022

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

Prior to July 29, 2022, Greystone was required to consolidate its VIE, Greystone Real Estate, L.L.C. (“GRE”) which owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s board of directors. Effective July 29, 2022 GRE paid off its mortgage payable and, in conjunction with Greystone’s refinancing described in Note 5, GRE was removed from cross collateralization in the loan agreement between Greystone and International Bank of Commerce (“IBC”). Following these transactions, Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from Greystone’s consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, Greystone entered into a new lease agreement with the related party and recorded right-of-use assets and liabilities for the new lease, see Note 6.

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

Leasehold improvements are amortized over the shorter of the useful lives or the term of the lease agreement. Upon sale, retirement or other disposal, the related costs and accumulated depreciation of items of property, plant or equipment are removed from the related accounts and any gain or loss is recognized. When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the asset’s carrying amount exceeds the cash flows, a write-down to fair value is required.

Leases

Greystone recognizes right-of-use assets and lease liabilities on the consolidated balance sheets and disclosure of key information about leasing arrangements.

Greystone has operating and finance leases for facilities, office space and plant equipment. Operating leases are included in right-of-use (“ROU”) operating lease assets and finance lease ROU assets are included in property, plant and equipment, net in the consolidated balance sheets. The lease liabilities are included in operating leases and financing leases (current and non-current) in the consolidated balance sheets.

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

For operating leases, lease expense is generally recognized on a straight-line basis over the lease term and recorded to cost of sales in the consolidated statements of income.

In accordance with Accounting Standards Codification (ASC) 842, Greystone has made accounting policy elections (1) to not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less and (2) to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. Short-term leases include equipment, real estate and vehicles and are not significant in comparison to Greystone’s overall lease portfolio. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

Debt Issuance Costs

The Company capitalizes debt issuance costs as incurred and amortizes such costs on a straight-line basis across the term of the debt. Debt issuance costs are fully amortized when the debt is repaid or refinanced.

Equity Based Compensation

The grant-date fair value of warrants, stock options and other equity-based compensation issued to employees is amortized on the straight-line basis over the vesting period of the award as compensation cost. The fair value of new option grants is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility, dividend yields and expected holding periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, income attributable to non-controlling interest and preferred stock dividends are deducted from net income for the year. Diluted earnings per share is calculated by dividing net income attributable to common stockholders plus preferred dividends, unless the assumed conversion of the preferred stock is anti-dilutive, by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported net income or accumulated deficit.

Note 2. EARNINGS PER SHARE

Basic and diluted earnings per share of common stock for the years ended May 31, are as follows:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$5,842,828	$3,938,478
Denominator -
Weighted-average common shares outstanding	28,279,701	28,423,721
Income per share of common stock - Basic	$0.21	$0.14

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$5,842,828	$3,938,478
Add: Preferred stock dividends due to assumed conversion	495,681	328,459
Net income allocated to common stockholders	$6,338,509	$4,266,937
Denominator -
Weighted-average common shares outstanding-basic	28,279,701	28,423,721
Incremental common shares from assumed conversion of warrants and preferred stock, as appropriate	3,825,814	3,828,711
Diluted weighted average common stock outstanding	32,105,515	32,252,432
Income per share of common stock - Diluted	$0.20	$0.13

Note 3. INVENTORY

Inventory consists of the following as of May 31:

	2023	2022
Raw materials	$2,299,911	$2,091,550
Finished pallets	2,184,195	2,020,946

Total Inventory	$4,484,106	$4,112,496

Note 4. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2023	2022
Production machinery and equipment	$66,068,625	$57,341,906
Plant buildings and land	2,364,089	7,020,543
Leasehold improvements	1,553,138	1,487,398
Furniture and fixtures	542,057	542,057
Total property, plant and equipment	70,527,909	66,391,904
Less: Accumulated depreciation	(37,343,203)	(34,515,139)

Property, Plant and Equipment, net	$33,184,706	$31,876,765

Property, plant and equipment includes production equipment with a carrying value of $503,721 which had not been placed into service as of May 31, 2023. As discussed in Note 1, GRE was deconsolidated from Greystone’s consolidated financial statements as of July 29, 2022. Accordingly, the carrying values of the buildings were eliminated and replaced by a right-of-use operating asset in the amount of the present value of the rentals under the lease agreement for the buildings.

Depreciation expense for the fiscal years ended May 31, 2023 and 2022, was $5,195,994 and $5,359,993, respectively.

Note 5. LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2023 and 2022:

	2023	2022
Term loan A dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$7,065,283	$-

Term loan B dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	7,269,453	-

Term loans payable to International Bank of Commerce, prime rate of interest plus 0.5% with interest floors between 4.0% and 5.25%. These loans were refinanced by the IBC Restated Loan Agreement dated July 29, 2022, and rolled into Term Loan A above	-	2,870,169

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	1,500,000	3,700,000

Term loan payable by GRE to International Bank of Commerce, interest rate of 5.5%, paid off July 27, 2022	-	1,826,361

Term loan payable to First Interstate Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	585,536	888,642

Term loan payable to First Interstate Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by land and buildings	759,639	803,941

Note payable to Robert Rosene, 7.5% interest, paid off August 3, 2022	-	3,295,704

Other	73,368	111,374
Face value of long-term debt	17,253,279	13,496,191
Less: Debt issuance costs, net of amortization	(84,022)	(29,751)
	17,169,257	13,466,440
Less: Current portion of long-term debt	(2,249,570)	(4,160,403)
Long-term debt	$14,919,687	$9,306,037

As of May 31, 2023, the prime rate of interest was 8.25%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheets as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $17,723 and $5,727 for the years ended May 31, 2023 and 2022, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement provided for IBC to make to Greystone (i) a term loan in the amount of $7,854,708 (“Term Loan A”) which consolidated all existing term loans with IBC in the aggregate amount of $2,669,892, extended credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extended additional credit in the amount of $1,912,829 to fund the purchase of equipment subject to leases with iGPS Logistics, LLC, (ii) an advancing term loan facility (“Term Loan B”) whereby Greystone may obtain advances up to the aggregate amount of $7,000,000, subsequently increased by $1,000,000 pursuant to the First Amendment to the IBC Restated Loan Agreement dated May 5, 2023, and (iii) a renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of May 31, 2023, Greystone’s available revolving loan borrowing capacity was approximately $3,500,000.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $251,000 per month.

The IBC Restated Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Restated Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Restated Loan Agreement or the related loan documents. In addition, without prior written consent, Greystone shall not declare or pay any dividends, redemptions, distributions and withdrawals with respect to its equity interest other than distributions to holders of its preferred stock in the aggregate of $500,000 in any fiscal year. Among other things, a default under the IBC Restated Loan Agreement would permit IBC to cease lending funds under the IBC Restated Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

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

Loan Agreement with First Interstate Bank

On August 23, 2021, Greystone and First Interstate Bank entered into a loan agreement (the “FIB Loan Agreement”) in connection with certain prior loans and a mortgage loan to refinance certain land and buildings located in Bettendorf, IA.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to May 31, 2023, are $2,249,570, $3,901,140, $2,275,921, $2,471,322 and $5,841,391 with $513,935 due thereafter.

Note 6. LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	2023	2022
Non-cancelable financing leases	$60,485	$2,163,043
Less: Current portion of financing leases	(31,981)	(1,630,895)
Non-cancelable financing leases, net of current portion	$28,504	$532,148

Greystone and an unrelated private company entered into three lease agreements for certain production equipment with a total cost of approximately $6.9 million which were effective February 24, 2018, August 2, 2018 and December 21, 2018, respectively, with five-year terms and an effective interest rate of 7.40%. Effective October 17, 2022, Greystone and the private company entered into an agreement for Greystone to pay off the leases and acquire the equipment at the unamortized principal balance of the leases for a total of $1,527,293.

Effective December 29, 2022, Greystone exercised its option under a lease agreement dated December 28, 2017, with Yorktown to purchase the production equipment therein for $10,000.

The production equipment under the non-cancelable financing leases as of May 31, 2023 and 2022 was as follows:

	2023	2022
Production equipment under financing leases	$176,565	$8,497,798
Less: Accumulated amortization	(95,447)	(3,481,223)
Production equipment under financing leases, net	$81,118	$5,016,575

Amortization of the carrying amount of the assets was $197,626 and $946,535 for the years ended May 31, 2023 and 2022, respectively. The amortization was included in depreciation expense.

Operating Leases

Greystone has three non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40% and (ii) two buildings on a ten year lease with a five year renewal option and a discount rate of 6.00%. The leases are single-term with defined constant monthly rental rates.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

The outstanding liability for right to use assets under operating leases as of May 31, 2023 and 2022 is as follows:

	2023	2022
Liability under operating leases	$5,360,034	$55,535
Less: Current portion	(240,346)	(33,881)
Long-term portion of liability under operating leases	$5,119,688	$21,654

Lease Summary Information

For the years ended May 31, 2023 and 2022, a summary of lease activity follows:

	2023	2022
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$197,626	$946,535
Interest on lease liabilities	24,927	127,898
Operating lease expense	501,712	61,881
Short-term lease expense	1,532,005	1,493,169
Total	$2,256,270	$2,629,483

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$24,927	$127,898
Financing cash flows	$578,151	$1,455,404
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$478,881	$61,881
Right-of-use assets obtained in exchange for lease liabilities – financing lease	-	$24,441
Weighted-average remaining lease term (in years) -
Financing leases	1.7	1.3
Operating leases	14.1	1.6
Weighted-average discount rate -
Financing leases	4.4%	7.3%
Operating leases	6.0%	5.4%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2023, are approximately:

	Operating Leases	Financing Leases
Year ending May 31, 2024	$552,557	$39,062
Year ending May 31, 2025	535,291	19,173
Year ending May 31, 2026	534,000	4,512
Year ending May 31, 2027	534,000	-
Year ending May 31, 2028	556,300	-
Thereafter	5,280,100	-
Total lease payments	7,992,248	62,747
Less: Imputed interest	(2,632,214)	(2,262)
Present value of minimum lease payments	$5,360,034	$60,485

Note 7. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico and other Central America countries which totaled 0.84% and 1.45% of total sales in fiscal years 2023 and 2022, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2023 and 2022, respectively, were as follows:

Category	2023	2022
End user customers	73%	76%
Distributors	27%	24%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to customers. Customer advances received totaled $536,000 and $13,560,500 in fiscal years 2023 and 2022, respectively. The unrecognized balance of deferred revenue as of May 31, 2023 and 2022, was $23,007 and $5,329,047, respectively. The Company recognized $5,842,040 and $14,662,060 as revenue related to advances during the years ended May 31, 2023 and 2022, respectively.

Note 8. RELATED PARTY TRANSACTIONS

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 were paid in both fiscal years 2023 and 2022.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a one-year lease at a rental rate of $5,200 per month. Total rent expense was $62,400 and $54,000 for fiscal years 2023 and 2022, respectively.

Transactions with Greystone Real Estate, L.L.C.

GRE owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors. During fiscal year 2023, Greystone made total rental payments of $529,761 to GRE.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2023 and 2022, Greystone purchases from TriEnda totaled $431 and $4,222, respectively, and sales to TriEnda totaled $50,611 and $126,037, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $657,706 and $617,100 in fiscal years 2023 and 2022, respectively. As of May 31, 2023, Green owed $56,550 to Greystone.

Note 9. INCOME TAXES

Deferred taxes as of May 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax asset:
Net operating loss carryforward	$2,084,595	$1,876,710
Interest expense carryforward	172,126	-
Income recognized for tax in excess of financial	-	1,497,136
Other	31,797	30,480
Total deferred tax asset	2,288,518	3,404,326
Deferred tax liability:
Depreciation and amortization recognized for tax in excess of financial	(5,149,436)	(3,546,886)
Valuation allowance	(1,044,361)	(1,601,134)
Net deferred tax liability	$(3,905,279)	$(1,743,694)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $1,044,361 and $1,601,134 has been recorded as of May 31, 2023 and 2022, respectively. The NOLs that are anticipated to be utilized during the available years total $4,953,494.

The net change in deferred taxes for the year ended May 31, 2023 and 2022, is as follows:

	2023	2022
Income recognized for tax in excess of financial	$(1,497,136)	$1,497,136
Net operating loss carryforward	207,885	(610,940)
Depreciation and amortization, tax reporting in excess of financial	(1,602,550)	(272,108)
Interest expense carryforward	172,126	-
Valuation allowance	556,773	-
Other	1,317	22,860
Net change	$(2,161,585)	$636,948

The provision for income taxes as of May 31, 2023 and 2022 consists of the following:

	2023	2022
Current income tax -
Federal	$-	$503,612
State	300,115	668,753
Deferred income tax	2,161,585	(636,948)
Provision for income taxes	$2,461,700	$535,417

Greystone’s provision for income taxes for the years ended May 31, 2023 and 2022 differs from the federal statutory rate as follows:

	2023	2022
Tax provision using statutory rates	21%	21%
State income taxes	8	9
Permanent differences	(1)	(17)
VIE income passed to members	-	(2)
Tax provision per consolidated financial statements	28%	11%

As of May 31, 2023, Greystone had net operating losses (NOLs) for Federal income tax purposes totaling $9,926,641, as follows:

	NOL Carryforward	Year Expiring
Year ended May 31, 2004	1,632,774	2024
Year ended May 31, 2005	4,215,217	2025
Year ended May 31, 2023	4,078,650	No expiry

Note 10. CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT (“CARES Act”)

As a response to the COVID-19 outbreak, the U.S. government enacted the CARES Act which authorized emergency loans to businesses (i) by establishing and funding forgivable loans under the Paycheck Protection Program (PPP Loan) and (ii) by providing an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on the ERC to 70% of qualified wages paid, up to $10,000 per employee per quarter, through September 30, 2021. The PPP Loan provided loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business.

ERC

During the years ended May 31, 2023 and 2022, the Department of Treasury notified Greystone of ERC credits awarded under the CARES Act to Greystone and GSM for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized credits of $4,911,863 and $241,814 as other income for the years ended May 31, 2023 and 2022, respectively.

PPP Loan

In June 2021, the Company received forgiveness of its $3,034,000 PPP Loan plus accrued interest by the Small Business Administration. The Company recognized the forgiveness as other income for the year ended May 31, 2022.

Note 11. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (11.50% as of May 31, 2023) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holders of the preferred stock have been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends are limited under the IBC Restated Loan Agreement, see Note 5, and must be fully paid before a dividend on the common stock may be paid.

Warrants to Purchase Common Stock

On September 1, 2016, the Company issued a warrant to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, as compensation for providing guarantees on Greystone’s debt with IBC. The warrants are vested and expire January 10, 2027.

Note 12. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is an Internal Revenue Code of 1986, as amended, Section 401(k) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(k) plan. Greystone’s contributions to the 401(k) plan totaled $297,159 and 322,983 in the fiscal years ended May 31, 2023 and 2022, respectively.

The profit-sharing plan is an employer nonelective plan. Greystone’s contributions are discretionary. Vesting is earned ratably over a five-year period. Greystone has not authorized or made any discretionary contributions since inception.

Note 13. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable and Accounts Payable: The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2023 and 2022, the carrying amounts reported in the consolidated balance sheets approximate fair value for the variable and fixed rate loans.

Note 14. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2023 and 2022:

	2023	2022
Non-cash investing and financing activities:
Deconsolidation of variable interest entity	$3,102,424	$-
Right of use assets under operating lease	$5,516,006	$-
Refinancing of certain term loans	$2,669,892	$-
Acquisition of equipment through financing leases	$-	$24,441
Capital expenditures in accounts payable	$145,062	$126,128
Preferred dividend accrual	$134,414	$85,377
Supplemental information:
Interest paid	$1,163,650	$836,683
Income taxes paid	$525,000	$1,427,354

Note 15. CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2023 and 2022, Greystone had three customers that accounted for approximately 73% and 76% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. Most of these purchases are from one of Greystone’s major customers which totaled approximately $787,000 and $603,000 in fiscal years 2023 and 2022, respectively.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 16. COMMITMENTS

As of May 31, 2023, Greystone had outstanding commitments totaling $405,562 for the acquisition of equipment.

