Form 10-Q
period 2023-08-31
GREYSTONE LOGISTICS, INC.
filed 2023-10-16
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

N/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  October 16, 2023 - 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc.
Consolidated Balance Sheets
(Unaudited)

	August 31, 2023	May 31, 2023
Assets
Current Assets:
Cash	$3,056,759	$695,951
Accounts receivable -
Trade	3,736,669	4,857,504
Related parties	68,393	56,550
Other	24,429	386,877
Inventory	5,307,806	4,484,106
Prepaid expenses	501,497	528,962
Total Current Assets	12,695,553	11,009,950
Property, Plant and Equipment, net	32,613,106	33,184,706
Right-of-Use Operating Lease Assets	5,268,705	5,335,714
Total Assets	$50,577,364	$49,530,370

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,260,829	$2,249,570
Current portion of financing leases	27,689	31,981
Current portion of operating leases	238,254	240,346
Accounts payable and accrued expenses	4,148,451	3,337,410
Deferred revenue	23,007	23,007
Preferred dividends payable	146,199	134,414
Total Current Liabilities	6,844,429	6,016,728
Long-Term Debt, net of current portion and debt issuance costs	12,858,604	14,919,687
Financing Leases, net of current portion	22,829	28,504
Operating Leases, net of current portion	5,060,719	5,119,688
Deferred Tax Liability	4,652,279	3,905,279
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(32,397,601)	(33,995,621)
Total Equity	21,138,504	19,540,484
Total Liabilities and Equity	$50,577,364	$49,530,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended August 31, 2023 and 2022
(Unaudited)

	2023	2022
Sales	$17,413,671	$18,953,599

Cost of Sales	13,368,909	16,490,453

Gross Profit	4,044,762	2,463,146

Selling, General and Administrative Expenses	1,212,951	1,105,591

Operating Income	2,831,811	1,357,555

Other Income (Expense):
Gain on deconsolidation of variable interest entity	-	569,997
Other income	1,599	5,635
Interest expense	(342,191)	(219,446)

Income before Income Taxes	2,491,219	1,713,741
Provision for Income Taxes	(747,000)	(340,000)
Net Income	1,744,219	1,373,741

Income Attributable to Non-controlling Interest	-	(49,599)

Preferred Dividends	(146,199)	(109,418)

Net Income Attributable to Common Stockholders	$1,598,020	$1,214,724

Income Per Share of Common Stock -
Basic	$0.06	$0.04
Diluted	$0.05	$0.04

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	32,107,754	32,106,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Three Months Ended August 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Greystone Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481

Capital contribution non-controlling interest	-	-	-	-	-	-	-	1,669,000	1,669,000

Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)

Preferred dividends ($2.19 per share)	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)

Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741

Balances, August 31, 2022	50,000	$5	28,279,201	$2,828	$53,533,272	$(38,623,725)	$14,912,380	$-	$14,912,380

Balances, May 31, 2023	50,000	$5	28,279,201	$2,828	$53,533,272	$(33,995,621)	$19,540,484	$-	$19,540,484

Preferred dividends ($2.92 per share)	-	-	-	-	-	(146,199)	(146,199)	-	(146,199)

Net income	-	-	-	-	-	1,744,219	1,744,219	-	1,744,219

Balances, August 31, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(32,397,601)	$21,138,504	$-	$21,138,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net income	$1,744,219	$1,373,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Gain on deconsolidation of variable interest entity	-	(569,997)
Depreciation and amortization	1,402,408	1,370,771
Change in deferred taxes	747,000	65,000
Decrease in trade accounts receivable	1,483,283	1,427,135
(Increase) decrease in related party receivables	(11,843)	38,681
Increase in inventory	(823,700)	(2,224,317)
Decrease in prepaid expenses	27,465	76,663
Increase in accounts payable and accrued expenses	660,722	153,634
Decrease in deferred revenue	-	(5,015,520)
Net cash provided by (used in) operating activities	5,229,554	(3,304,209)

Cash Flows from Investing Activities:
Purchase of property and equipment	(673,081)	(1,151,784)
Deconsolidation of variable interest entity	-	(2,806)
Net cash used in investing activities	(673,081)	(1,154,590)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	7,682,425
Principal payments on long-term debt and financing leases	(548,166)	(2,694,060)
Principal payments on related party note payable and financing lease	-	(3,325,394)
Proceeds from revolving loan	-	1,075,000
Principal payments on revolving loan	(1,500,000)	-
Payments for debt issuance costs	(13,085)	(71,154)
Dividends paid on preferred stock	(134,414)	(85,377)
Capital contribution to non-controlling interest	-	1,669,000
Net cash (used in) provided by financing activities	(2,195,665)	4,250,440
Net Increase (Decrease) in Cash	2,360,808	(208,359)
Cash, beginning of period	695,951	3,143,257
Cash, end of period	$3,056,759	$2,934,898
Non-cash Activities:
Deconsolidation of net assets of variable interest entity	$-	$3,102,424
Refinancing of certain term loans	$-	$2,669,892
Capital expenditures in accounts payable	$295,381	$394,213
Preferred dividend accrual	$146,199	$109,418
Supplemental information:
Interest paid	$345,926	$218,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2023, and the results of its operations and cash flows for the three months ended August 31, 2023 and 2022. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2023, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the three months ended August 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) for the period from June 1, 2022, through July 29, 2022. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

GRE owns two buildings located in Bettendorf, IA, which are occupied by Greystone. GRE is wholly owned by Robert B. Rosene, Jr., a member of Greystone's Board of Directors. Effective July 29, 2022, GRE paid off its mortgage note payable, and in conjunction with the Company's refinancing described in Note 6, GRE was removed from the cross-collateralization agreement. Following these transactions Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from the Greystone consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, the Company entered into a new lease agreement with GRE and recorded right-of-use assets and liabilities for the new lease. See Note 7.

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2023 and 2022:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,598,020	$1,214,724
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Income per share of common stock - basic	$0.06	$0.04

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,598,020	$1,214,724
Add: Preferred stock dividends for assumed conversion	146,199	109,418
Net income allocated to common stockholders	$1,744,219	$1,324,142
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Incremental shares from assumed conversion of options, warrants and preferred stock, as appropriate	3,828,053	3,826,754
Weighted average common stock outstanding - diluted	32,107,754	32,106,455
Income per share of common stock - diluted	$0.05	$0.04

Note 3.	Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2023	2023
Raw materials	$2,830,133	$2,299,911
Finished goods	2,477,673	2,184,195
Total inventory	$5,307,806	$4,484,106

Note 4.	Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31, 2023	May 31, 2023
Production machinery and equipment	$66,846,425	$66,068,625
Plant buildings and land	2,364,089	2,364,089
Leasehold improvements	1,598,738	1,553,138
Furniture and fixtures	542,057	542,057
	71,351,309	70,527,909

Less: Accumulated depreciation and amortization	(38,738,203)	(37,343,203)

Net Property, Plant and Equipment	$32,613,106	$33,184,706

Production machinery includes deposits on equipment in the amount of $520,071 as of August 31, 2023, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2023 and 2022 was $1,395,000 and $1,369,312, respectively.

Note 5.	Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board and a significant stockholder of Greystone, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $357,500 for each of the three months ended August 31, 2023 and 2022.

Greystone leases office space from Yorktown at a monthly rental of $5,200 per month which increased to $6,250 per month effective July 1, 2023, with the intent of Greystone and Yorktown finalizing a new lease agreement, subject to the Board of Directors approval. Total rent expenses were $17,700 and $15,600 for the three months ended August 31, 2023 and 2022, respectively.

Greystone Real Estate, L.L.C. (GRE)

GRE owns two primary manufacturing facilities occupied by Greystone and is wholly owned by Robert B. Rosene, Jr., a member of Greystone’s Board of Directors. Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. During the three months ended August 31, 2023 and 2022, rent payments to GRE totaled $133,500 and $44,500, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing for which Mr. Kruger, Greystone’s President, CEO, Chairman of the Board and a significant stockholder of Greystone, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the three months ended August 31, 2023 and 2022, Greystone sales to TriEnda totaled $51,195 and $5,689, respectively. As of August 31, 2023, TriEnda owed $14,863 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President, CEO, Chairman of the Board and a significant stockholder of Greystone. Greystone had sales to Green of $52,020 and $180,540 for the three months ended August 31, 2023 and 2022, respectively. The account receivable due from Green as of August 31, 2023 was $53,530.

Note 6.	Long-term Debt

Debt as of August 31, 2023 and May 31, 2023 was as follows:

	August 31,	May 31,
	2023	2023
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$13,894,957	$14,334,736

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	-	1,500,000

Term loan payable to First Interstate Bank, interest rate of 3.70%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	508,054	585,536

Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	748,410	759,639

Other	63,659	73,368
Total long-term debt	15,215,080	17,253,279
Debt issuance costs, net of amortization	(95,647)	(84,022)
Total debt, net of debt issuance costs	15,119,433	17,169,257
Less: Current portion of long-term debt	(2,260,829)	(2,249,570)
Long-term debt, net of current portion	$12,858,604	$14,919,687

The prime rate of interest as of August 31, 2023, was 8.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheets as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $1,460 and $1,459 for the three months ended August 31, 2023 and 2022, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (each a “Borrower” and together, the “Borrowers”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) with International Bank of Commerce (“IBC”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of August 31, 2023, the aggregate payments for the IBC term loans are approximately $254,000 per month.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans in the aggregate amount of approximately $2,700,000 and additional funding in the approximate amount of $13,200,000 for the purchase of equipment and renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of August 31, 2023, Greystone’s available revolving loan borrowing capacity was approximately $4,100,000.

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

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Borrowers. Warren F. Kruger, the Company’s President, CEO and Chairman of the Board and a significant stockholder of Greystone, and Robert B. Rosene, Jr., a member of the Company’s Board of Directors, have provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. Mr. Kruger’s guarantee is limited to 32.4% of all debt obligations to IBC. Mr. Rosene’s limited guaranty is the lesser of (i) $3,500,000 less all amounts paid on the principal amount of the loans after the date of the agreement excluding payments on the revolver and (ii) the amount owed to IBC of the loans outstanding from time to time including accrued interest and fees.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to August 31, 2023, are $2,260,829, $2,341,212, $2,306,276, $7,753,106 and $553,657.

Note 7.	Leases

Financing Leases

Financing leases as of August 31, 2023 and May 31, 2023 were as follows:

	August 31, 2023	May 31, 2023
Non-cancellable financing leases	$50,518	$60,485
Less: Current portion	(27,689)	(31,981)
Non-cancellable financing leases, net of current portion	$22,829	$28,504

The production equipment under the non-cancelable financing leases as of August 31, 2023 and May 31, 2023 was as follows:

	August 31, 2023	May 31, 2023
Production equipment under financing leases	$176,565	$176,565
Less: Accumulated amortization	(103,146)	(95,447)
Production equipment under financing leases, net	$73,419	$81,118

Amortization of the carrying amount of $7,699 and $218,914 was included in depreciation and amortization expense for the three months ended August 31, 2023 and 2022, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a 52-month term and a 60-month term at a discount rate of 5.40% and (ii) two buildings owned by GRE with a 120-month term, with a 60-month renewal option and a discount rate of 6.0%. The leases are single term with constant monthly rental rates.

Lease Summary Information

Lease summary information as of and for the periods ending August 31, 2023 and 2022 was as follows:

	2023	2022
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$7,699	$218,914
Interest on lease liabilities	600	19,509
Operating lease expense	183,957	52,970
Short-term lease expense	360,353	395,810
Total	$552,609	$687,203

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$600	$19,509
Financing cash flows	$9,947	$419,120
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$177,217	$52,970
Weighted-average remaining lease term (in years) -
Financing leases	1.6	1.1
Operating leases	13.9	14.8
Weighted-average discount rate -
Financing leases	4.3%	7.3%
Operating leases	6.0%	6.0%

Future minimum lease payments under non-cancelable leases as of August 31, 2023, are approximately:

	Financing Leases	Operating Leases
Twelve months ending August 31, 2024	$34,374	$546,910
Twelve months ending August 31, 2025	14,818	534,000
Twelve months ending August 31, 2026	3,009	534,000
Twelve months ending August 31, 2027	-	536,230
Twelve months ending August 31, 2028	-	560,760
Thereafter	-	5,139,910
Total future minimum lease payments	52,201	7,851,810
Present value discount	1,683	2,552,837
Present value of minimum lease payments	$50,518	$5,298,973

Note 8.	Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $-0- and $5,015,520 during the three months ended August 31, 2023 and 2022, respectively. The unrecognized balance of deferred revenue as of August 31, 2023 and May 31, 2023, was $23,007.

Note 9.	Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $137,000 and $125,000 during the three months ended August 31, 2023 and 2022, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2023 and 2022, respectively, were as follows:

Category	2023	2022
End-user customers	85%	77%
Distributors	15%	23%

Note 10.	Fair Value of Financial Instruments

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

Greystone derived approximately 85% and 77% of its total sales during the three months ended August 31, 2023 and 2022, respectively, from a limited number of customers, generally ranging from 2 to 4. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $211,220 and $226,232 during the three months ended August 31, 2023 and 2022, respectively, is from one of its major customers.

Note 12.	Commitments

As of August 31, 2023, Greystone had commitments totaling $306,800 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2023, which was filed with the Securities and Exchange Commission on August 28, 2023, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the three months ended August 31, 2023, are not necessarily indicative of the results for the fiscal year ending May 31, 2024. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time equivalents of approximately 177 and 202 regular employees and 116 and 64 temporary employees as of August 31, 2023 and 2022, respectively. Full-time equivalent is a measure based on time worked.

Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022

Sales

Sales for the three months ended August 31, 2023, were $17,413,671 compared to $18,953,599 for the three months ended August 31, 2022, representing a decrease of $1,539,928, or 8%. As previously reported during the fiscal year ended May 31, 2023, the Company experienced reductions in its cost of recycled plastic. As a result, the Company initiated pricing adjustments to pallets using Greystone’s recycled blends. Accordingly, the reduction in sales for the three months ended August 31, 2023, to the prior period is primarily attributable to an approximate 7% decrease in the average price for the Company’s higher-end pallets.

Greystone generally has a limited number of customers, generally 2 to 4, that accounted for approximately 85% and 77% of sales during the three months ended August 31, 2023 and 2022, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales for the three months ended August 31, 2023, was $13,368,909, or 77% of sales, compared to $16,490,453, or 87% of sales, for the three months ended August 31, 2022. The improvement in cost of sales to sales for the three months ended August 31, 2023, over the prior period was primarily the result of an approximate 19% increase in pallet production allowing a larger base to allocate inflexible manufacturing costs, improvements in productivity and an approximate 15% reduction in the average cost of Greystone blend raw materials. The Company produces pallets manufactured using either customer materials or its Greystone blend of purchased recycled plastic.

Gross Profit

Gross profit for the three months ended August 31, 2023, was $4,044,762, or 23% of sales, compared to $2,463,146, or 13% of sales, for the three months ended August 31, 2022. The improved gross profits for the three months ended August 31, 2023, were the result of the Company’s repricing of pallets manufactured using the Greystone recycled blend, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,212,951, or 7.0% of sales, for the three months ended August 31, 2023 compared to $1,105,591, or 5.8% of sales, for the three months ended August 31, 2022, representing an increase of $107,360. The increase is primarily due to enhanced efforts directed toward marketing Greystone’s pallets.

Other Income (Expenses)

During the three months ended August 31, 2022, Greystone recognized a gain on the deconsolidation of the variable interest entity Greystone Real Estate in the amount of $569,997.

Other income, generally from the sale of scrap material, was $1,599 and $5,635 for the three months ended August 31, 2023 and 2022.

Interest expense was $342,191 for the three months ended August 31, 2023, compared to $219,446 for the three months ended August 31, 2022, representing an increase of $122,745. The majority of Greystone’s debt is based on the prime rate of interest which had a weighted average of 8.35% for the three months ended August 31, 2023, compared to 4.91% for the prior period.

Provision for Income Taxes

The provision for income taxes was $747,000 and $340,000 for the three months ended August 31, 2023 and 2022, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,744,219 for the three months ended August 31, 2023, compared to $1,373,741 in three months ended August 31, 2022, primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for the three months ended August 31, 2023, was $1,598,020, or $0.06 per share, compared to $1,214,724, or $0.04 per share, for the three months ended August 31, 2022, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2023, was as follows:

Cash provided by operating activities	$5,229,554

Cash used in investing activities	$(673,081)

Cash used in financing activities	$(2,195,665)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$15,215,080	$2,260,829	$4,647,488	$8,306,763	$-
Financing leases	$52,201	$34,374	$17,827	$-	$-
Operating leases	$7,851,810	$546,910	$1,068,000	$1,096,990	$5,139,910
Commitments	$306,800	$306,800	$-	$-	$-

Greystone had a working capital of $5,845,768 as of August 31, 2023. To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2023, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial amount of Greystone’s debt financing has resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone. From time to time, loans have been provided by certain officers and directors of Greystone of which there are none outstanding as of August 31, 2023. Greystone continues to be dependent upon its officers and directors to secure, or possibly provide, additional financing and there is no assurance that its officers and directors will continue to do so, or that they will do so on terms that are acceptable to Greystone. As such, there is no assurance that funding will be available for Greystone to continue operations.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Restated Loan Agreement, as discussed in Note 6 to the unaudited consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $500,000 per year.

Off-Balance Sheet Arrangements

Greystone does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Greystone believes that the following critical policies affect Greystone’s more significant judgments and estimates used in preparation of Greystone’s financial statements.

General

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company generally does not charge interest on past due accounts.

Inventory

Inventory consists of finished pallets and raw materials which are stated at the lower of average cost or net realizable value. Management applies overhead costs to inventory based on an analysis of the Company's expense categories. The specific costs are then applied to inventory based on production during the period. Management relies on estimates and assumptions regarding the specific costs to include in the production costs, as well as the period to use in determining inventory production.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $793,337 and $1,044,361 has been recorded as of August 31, 2023 and May 31, 2023, respectively.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited consolidated financial statements. As new accounting pronouncements are issued, Greystone will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material effect on Greystone’s unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of August 31, 2023, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of August 31, 2023.

During the three months ended August 31, 2023, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
10. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 16, 2023	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: October 16, 2023	/s/ William W. Rahhal
William W. Rahhal, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)