Form 10-Q
period 2023-11-30
GREYSTONE LOGISTICS, INC.
filed 2024-01-16
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Yes  ☐  No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

January 16, 2024 – 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	November 30, 2023	May 31, 2023
Assets
Current Assets:
Cash	$4,183,406	$695,951
Accounts receivable -
Trade	3,402,977	4,857,504
Related parties	170,960	56,550
Other	85,709	386,877
Inventory	5,260,002	4,484,106
Prepaid expenses	293,735	528,962
Total Current Assets	13,396,789	11,009,950
Property, Plant and Equipment, net	31,873,300	33,184,706
Right-of-Use Operating Lease Assets	5,203,089	5,335,714
Total Assets	$50,473,178	$49,530,370

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,321,333	$2,249,570
Current portion of financing leases	28,698	31,981
Current portion of operating leases	242,417	240,346
Accounts payable and accrued expenses	3,636,664	3,337,410
Deferred revenue	23,007	23,007
Preferred dividends payable	146,473	134,414
Total Current Liabilities	6,398,592	6,016,728
Long-Term Debt, net of current portion and debt issuance costs	12,254,311	14,919,687
Financing Leases, net of current portion	11,737	28,504
Operating Leases, net of current portion	4,997,680	5,119,688
Deferred Tax Liability	4,854,000	3,905,279
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(31,579,247)	(33,995,621)

Total Equity	21,956,858	19,540,484

Total Liabilities and Equity	$50,473,178	$49,530,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
For the Six Months Ended November 30,
(Unaudited)

	2023	2022

Sales	$33,010,707	$31,055,273

Cost of Sales	25,828,480	27,369,753

Gross Profit	7,182,227	3,685,520

Selling, General and Administrative Expenses	2,586,974	2,311,579

Operating Income	4,595,253	1,373,941

Other Income (Expense):
Gain on deconsolidation of variable interest entity	-	569,997
Other income	3,153	6,318
Interest expense	(672,361)	(507,762)

Income before Income Taxes	3,926,045	1,442,494
Provision for Income Taxes	(1,217,000)	(256,000)
Net Income	2,709,045	1,186,494

Net Income Attributable to Non-controlling Interest	-	(49,599)

Preferred Dividends	(292,671)	(228,767)

Net Income Attributable to Common Stockholders	$2,416,374	$908,128

Net Income Per Share of Common Stock -
Basic	$0.09	$0.03
Diluted	$0.08	$0.03

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	28,774,562	28,773,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended November 30,
(Unaudited)

	2023	2022

Sales	$15,597,036	$12,101,674

Cost of Sales	12,459,570	10,879,300

Gross Profit	3,137,466	1,222,374

Selling, General and Administrative Expenses	1,374,024	1,205,988

Operating Income	1,763,442	16,386

Other Income (Expense):
Other income	1,554	683
Interest expense	(330,170)	(288,316)

Income (Loss) before Income Taxes	1,434,826	(271,247)
Benefit from (Provision for) Income Taxes	(470,000)	84,000
Net Income (Loss)	964,826	(187,247)

Preferred Dividends	(146,472)	(119,349)

Net Income (Loss) Attributable to Common Stockholders	$818,354	$(306,596)

Net Income (Loss) Per Share of Common Stock -
Basic and Diluted	$0.03	$(0.01)

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	28,774,780	28,279,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended November 30, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481
Capital contribution non-controlling interest	-	-	-	-	-	-	-	1,669,000	1,669,000
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)
Preferred dividends ($2.19 per share)	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)
Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741
Balances, August 31, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,623,725)	14,912,380	-	14,912,380
Preferred dividends ($2.39 per share)	-	-	-	-	-	(119,349)	(119,349)	-	(119,349)
Net loss	-	-	-	-	-	(187,247)	(187,247)	-	(187,247)
Balances, November 30, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(38,930,321)	$14,605,784	$-	$14,605,784

Balances, May 31, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(33,995,621)	$19,540,484	$-	$19,540,484
Preferred dividends ($2.92 per share)	-	-	-	-	-	(146,199)	(146,199)	-	(146,199)
Net income	-	-	-	-	-	1,744,219	1,744,219	-	1,744,219
Balances, August 31, 2023	50,000	5	28,279,701	$2,828	53,533,272	(32,397,601)	21,138,504	-	21,138,504
Preferred dividends ($2.93 per share)	-	-	-	-	-	(146,472)	(146,472)	-	(146,472)
Net income	-	-	-	-	-	964,826	964,826	-	964,826
Balances, November 30, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(31,579,247)	$21,956,858	$-	$21,956,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended November 30,
(Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net income	$2,709,045	$1,186,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities –
Gain on deconsolidation of variable interest entity	-	(569,997)
Depreciation and amortization	2,844,103	2,722,174
Deferred tax expense	948,721	19,000
Decrease in trade accounts receivable	1,755,695	1,770,360
(Increase) decrease in related party receivables	(114,410)	39,411
Increase in inventory	(775,896)	(994,525)
(Increase) decrease in prepaid expenses	235,227	(23,653)
Increase (decrease) in accounts payable and accrued expenses	127,987	(2,153,136)
Decrease in deferred revenue	-	(5,306,040)
Net cash provided by (used in) operating activities	7,730,472	(3,309,912)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,345,880)	(1,805,395)
Deconsolidation of variable interest entity	-	(2,806)
Net cash used in investing activities	(1,345,880)	(1,808,201)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	8,707,426
Payments on long-term debt and financing leases	(1,103,440)	(4,823,623)
Payments on related party note payable and financing lease	-	(3,340,533)
Proceeds from revolving loan	-	1,090,648
Payments on revolving loan	(1,500,000)	(42,867)
Payments for debt issuance costs	(13,085)	(71,154)
Dividends paid on preferred stock	(280,612)	(194,795)
Capital contribution to non-controlling interest	-	1,669,000
Net cash (used in) provided by financing activities	(2,897,137)	2,994,102
Net Increase (Decrease) in Cash	3,487,455	(2,124,011)
Cash, beginning of period	695,951	3,143,257
Cash, end of period	$4,183,406	$1,019,246
Non-cash Activities:
Refinancing of certain term loans	$-	$2,669,892
Deconsolidation of net assets of variable interest entity	$-	$3,102,424
Capital expenditures in accounts payable	$316,329	$8,863
Preferred dividend accrual	$146,473	$119,349
Supplemental information:
Interest paid	$674,407	$505,723
Income taxes paid	$-	$160,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2023, the results of its operations for the six months and three months ended November 30, 2023 and 2022 and its cash flows for the six months ended November 30, 2023 and 2022. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2023 and the notes thereto included in the Form 10-K for such period. The results of operations for the six months and three months ended November 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly-owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), and the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) for the period from June 1, 2022 through July 29, 2022. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

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

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the periods ended November 30 are as follows:

	2023	2022
For the six months ended November 30:
Preferred stock convertible into common stock	3,333,333	3,333,333
For the three months ended November 30:
Preferred stock convertible into common stock	3,333,333	3,333,333
Warrants exercisable into common stock	-	500,000
Total	3,333,333	3,833,333

The following tables set forth the computation of basic and diluted earnings per share.

For the six months ended November 30, 2023 and 2022:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,416,374	$908,128
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Income per share of common stock - basic	$0.09	$0.03

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,416,374	$908,128
Add: Preferred stock dividends for assumed conversion	-	-
Net income allocated to common stockholders	$2,416,374	$908,128
Denominator -
Weighted-average shares outstanding – basic	28,279,701	28,279,701
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	494,861	493,506
Weighted average common stock outstanding – diluted	28,774,562	28,773,207
Income per share of common stock – diluted	$0.08	$0.03

For the three months ended November 30, 2023 and 2022:

	2023	2022
Basic earnings per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$818,354	$(306,596)
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Net income (loss) per share of common stock - basic	$0.03	$(0.01)

Diluted earnings per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$818,354	$(306,596)
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	495,079	-
Weighted average common stock outstanding – diluted	28,774,780	28,279,701
Net income (loss) per share of common stock - diluted	$0.03	$(0.01)

Note 3.	Inventory

Inventory consists of the following:

	November 30,	May 31,
	2023	2023
Raw materials	$2,114,110	$2,299,911
Finished goods	3,145,892	2,184,195
Total inventory	$5,260,002	$4,484,106

Note 4.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	November 30, 2023	May 31, 2023
Production machinery and equipment	$67,506,545	$66,068,625
Plant buildings and land	2,364,089	2,364,089
Leasehold improvements	1,632,363	1,553,138
Furniture and fixtures	542,057	542,057
	72,045,054	70,527,909

Less: Accumulated depreciation and amortization	(40,171,754)	(37,343,203)

Net Property, Plant and Equipment	$31,873,300	$33,184,706

Production machinery includes deposits on equipment in the amount of $609,707 as of November 30, 2023, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the six months ended November 30, 2023 and 2022 was $2,828,552 and $2,719,312, respectively.

Note 5.	Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board and a significant stockholder of Greystone, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $742,500 and $715,000 for the six months ended November 30, 2023 and 2022, respectively.

Greystone leases office space from Yorktown at a monthly rental of $5,200 per month which increased to $6,250 per month effective July 1, 2023, with the intent of Greystone and Yorktown finalizing a new lease agreement, subject to the Board of Directors approval. Total rent expense was $36,450 and $31,200 for the six months ended November 30, 2023 and 2022, respectively.

Greystone Real Estate, L.L.C. (GRE)

GRE owns two primary manufacturing facilities occupied by Greystone and is wholly owned by Robert B. Rosene, Jr., a member of Greystone’s Board of Directors. Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. During the six months ended November 30, 2023 and 2022, rent payments to GRE totaled $267,000 and $178,000, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board and a significant stockholder of Greystone, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the six months ended November 30, 2023 and 2022, Greystone purchases from TriEnda totaled $-0- and $431, respectively and sales to TriEnda totaled $150,189 and $25,039, respectively. As of November 30, 2023, TriEnda owed $99,425 to Greystone.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s CEO, President, Chairman of the Board and a significant stockholder of Greystone. Greystone had sales to Green of $122,670 and $438,420 for the six months ended November 30, 2023 and 2022, respectively. The account receivable due from Green as of November 30, 2023 was $71,535.

Note 6.	Long-term Debt

Debt as of November 30, 2023 and May 31, 2023 was as follows:

	November 30,	May 31,
	2023	2023
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$13,449,109	$14,334,736

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	-	1,500,000

Term loan payable to First Interstate Bank, interest rate of 3.70%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	429,840	585,536

Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	737,080	759,639

Other	53,859	73,368
Total long-term debt	14,669,888	17,253,279
Debt issuance costs, net of amortization	(94,244)	(84,022)
Total debt, net of debt issuance costs	14,575,644	17,169,257
Less: Current portion of long-term debt	(2,321,333)	(2,249,570)
Long-term debt, net of current portion	$12,254,311	$14,919,687

The prime rate of interest as of November 30, 2023, was 8.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $2,862 for each of the six months ended November 30, 2023 and 2022, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (each a “Borrower” and together, the “Borrowers”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) with International Bank of Commerce (“IBC”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of November 30, 2023, the aggregate payments for the IBC term loans are approximately $254,000 per month.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans in the aggregate amount of approximately $2,700,000 and additional funding in the approximate amount of $13,200,000 for the purchase of equipment and renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of November 30, 2023, Greystone’s available revolving loan borrowing capacity was approximately $4,000,000.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to November 30, 2023, are $2,321,333, $2,269,023, $2,257,551, $7,281,401 and $540,580.

Note 7.	Leases

Financing Leases

Financing leases as of November 30, 2023 and May 31, 2023:

	November 30, 2023	May 31, 2023
Non-cancellable financing leases	$40,435	$60,485
Less: Current portion	(28,698)	(31,981)
Non-cancellable financing leases, net of current portion	$11,737	$28,504

	November 30, 2023	May 31, 2023
Production equipment under financing leases	$176,565	$176,565
Less: Accumulated amortization	(110,844)	(95,477)
Production equipment under financing leases, net	$65,721	$81,118

Amortization of the carrying amount of $15,397 and $180,240 was included in depreciation expense for the six months ended November 30, 2023 and 2022, respectively.

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

Greystone has three non-cancellable operating leases for (i) equipment with a 52-month term and a 60-month term at a discount rate of 5.40% and (ii) two buildings owned by GRE with a 120-month term, a 60-month renewal option and a discount rate of 6.0%. The leases are single term with constant monthly rental rates.

Lease Summary Information

For the six-month periods ending November 30, 2023 and 2022:

	2023	2022
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$15,397	$180,240
Interest on lease liabilities	1,085	25,261
Operating lease expense	328,070	190,343
Short-term lease expense	801,548	783,360
Total	$1,146,100	$1,179,204

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$1,085	$25,261
Financing cash flows	$20,008	$549,029
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$328,070	$190,343
Weighted-average remaining lease term (in years) -
Financing leases	1.4	1.9
Operating leases	13.6	14.6
Weighted-average discount rate -
Financing leases	4.2%	4.7%
Operating leases	6.0%	6.0%

Future minimum lease payments under non-cancelable leases as of November 30, 2023, are approximately:

	Financing Leases	Operating Leases
Twelve months ended November 30, 2024	$29,686	$543,037
Twelve months ended November 30, 2025	10,463	534,000
Twelve months ended November 30, 2026	1,505	534,000
Twelve months ended November 30, 2027	-	542,920
Twelve months ended November 30, 2028	-	560,760
Thereafter	-	4,999,720
Total future minimum lease payments	41,654	7,714,437
Present value discount	1,219	2,474,340
Present value of minimum lease payments	$40,435	$5,240,097

Note 8.	Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $-0- and $5,306,040 during the six months ended November 30, 2023 and 2022, respectively. The unrecognized balance of deferred revenue as of November 30, 2023 and May 31, 2023, was $23,007.

Note 9.	Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately $228,051 and $292,025 during the six months ended November 30, 2023 and 2022, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2023 and 2022, respectively, were as follows:

Category	2023	2022
End User Customers	83%	73%
Distributors	17%	27%

Note 10.	Fair Value of Financial Instruments

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

Greystone derived approximately 83% and 73% of its total sales from three customers during the six months ended November 30, 2023 and 2022, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $470,648 for the six months ended November 30, 2023 and $313,050 for the six months ended November 30, 2022, were from one of its major customers.

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

As of November 30, 2023, Greystone had no commitments toward the purchase of production equipment.

Note 13. Subsequent Events

Subsequent to the quarter ended November 30, 2023, Greystone received insurance proceeds of approximately $227,000 associated with damage to its equipment. As a result, Greystone will record a gain of approximately $155,000 during the quarter ended February 29, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2023, which was filed with the Securities and Exchange Commission on August 28, 2023, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the six months ended November 30, 2023, are not necessarily indicative of the results for the fiscal year ending May 31, 2024. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time-equivalents of approximately 181 and 195 and approximately 66 and 40 temporary employees as of November 30, 2023 and 2022 respectfully. Full-time equivalent is a measure based on time worked.

Six Months Ended November 30, 2023 Compared to Six Months Ended November 30, 2022

Sales

Sales for the six months ended November 30, 2023 were $33,010,707 compared to $31,055,273 for the six months ended November 30, 2022 for an increase of $1,955,434, or 6.3%. The increase in sales for the six months ended November 30, 2023, over the prior period was the result of an approximate 12.8% increase in the quantity of pallets sold somewhat offset by a decrease of approximately 5.3% in the average price per pallet sold. The decrease in the average price per pallet for the current period was the result of price adjustments to reflect decreases in the average cost of raw materials.

Greystone had three customers which accounted for approximately 83% in the six months ended November 30, 2023 and 73% in the six months ended November 30, 2022 of sales. Greystone is not able to predict the future needs of these major customers and will continue its efforts to grow sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales for the six months ended November 30, 2023 was $25,828,480, or 78.2% of sales, compared to $27,369,753, or 88.1% of sales for the six months ended November 30, 2022. The improvement in the ratio of cost of sales to sales for the six months ended November 30, 2023, over the prior period was primarily the result of an approximate 29.4% increase in pallet production and improvements in productivity and an approximate 36.2% decrease in the average cost of Greystone blended raw materials. The Company produces pallets manufactured using either customer materials or its Greystone blend of purchased recycled plastic.

Gross Profit

Gross profit for the six months ended November 30, 2023, was $7,187,227, or 21.8% of sales, compared to $3,685,520, or 11.9% of sales, for the six months ended November 30, 2022. The improved gross profits for the six months ended November 30, 2023, were the result of the Company’s changes to pricing of pallets manufactured with the Greystone blend, a drop in the cost of resin, and increased sales as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $2,586,974, or 7.8% of sales, in the six months ended November 30, 2023 compared to $2,311,579, or 7.4% of sales, in the six months ended November 30, 2022 for an increase of $275,395. The increase is primarily due to enhanced efforts directed toward marketing Greystone’s pallets.

Other Income (Expenses)

During the six months ended November 30, 2022, Greystone recognized a gain on the deconsolidation of the variable interest entity GRE in the amount of $569,997.

Other income generally from the sale of scrap material in the six months ended November 30, 2023 was $3,153, and for the six months ended November 30, 2022 was $6,318.

Interest expense was $672,361 in the six months ended November 30, 2023 compared to $507,762 the six months ended November 30, 2022, representing an increase of $164,599. Greystone’s debt is based on the prime rate of interest which had a weighted average of 8.42% for the six months November 30, 2023, compared to 5.62% for the six months ended November 30, 2022.

Provision for Income Taxes

The provision for income taxes for the six months ended November 30, 2023 was $1,217,000 and for the six months ended November 30, 2022 was $256,000. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income for the six months ended November 30, 2023 of $2,709,045 compared to the six months ended November 30, 2022 of $1,186,494 primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The income attributable to common stockholders for the six months ending November 30, 2023 was $2,416,374, or $0.09 per share, compared to the six months ending November 30, 2022 of $908,128 or $0.03 per share, primarily for the reasons discussed above.

Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022

Sales

Sales for the three months ended November 30, 2023 were $15,597,036 compared to the three months ended November 30, 2022 of $12,101,674, for an increase of $3,495,362, or 28.9%. This increase in sales was principally the result of increased sales of approximately 29.5% in the quantity of pallets sold.

Greystone generally has a limited number of customers, generally 2 to 4, that accounted for approximately 85% and 77% of sales during the three months ended November 30, 2023 and 2022, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales for the three months ended November 30, 2023 was $12,459,570, or 80% of sales, compared to the three months ended November 30, 2022 of $10,879,300, or 90% of sales. The improvement in cost of sales to sales for the three months ended November 30, 2023, over the prior period was primarily the result of an approximate 56.4% increase in pallet production allowing a larger base to allocate inflexible manufacturing costs and improvements in productivity. The Company produces pallets manufactured using either customer materials or its Greystone blend of purchased recycled plastic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $1,374,024, or 8.8% of sales, for the three months ended November 30, 2023 compared to $1,205,988, or 10.0% of sales, for the three months ended November 30, 2022 for an increase of $168,036. SG&A costs during the current period compared to the prior period showed general consistency with past performance. The decrease in the percentage of SG&A to sales results from the increase of sales in the three months ended November 30, 2023 over three months ended November 30, 2022.

Other Income (Expenses)

Other income generally from the sale of scrap material for the three months ended November 30, 2023 was $1,554, and for the three months ended November 30, 2022 was $683.

Interest expense was $330,170 for the three months ended November 30, 2023 compared to $288,316 for the three months ended November 30, 2022, representing an increase of $164,599. Greystone’s debt is based on the prime rate of interest which had a weighted average of 8.42% for the six months November 30, 2023, compared to 5.62% for the six months ended November 30, 2022.

Provision for Income Taxes

The provision for (benefit from) income taxes for the three months ended November 30, 2023 was $470,000 and for the three months ended November 30, 2022 $(84,000). The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net income for the three months ended November 30, 2023 of $964,826 compared to a loss of $(187,247) for the three months ended November 30, 2022, primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The income attributable to common stockholders (net income less preferred dividends and GRE’s net income, as applicable) for the three months ended November 30, 2023 was $818,354, or $0.03 per share, compared to a loss attributable to common stockholders for the three months ended November 30, 2022 of $(306,596), or $(0.01) per share primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2023 is as follows:

Cash provided by operating activities	$7,730,472

Cash used in investing activities	$(1,345,880)

Cash used in financing activities	$(2,897,137)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$14,669,888	$2,321,333	$4,526,574	$7,821,981	$-
Financing lease rents	$41,654	$29,686	$11,968	$-	$-
Operating lease rents	$7,714,437	$543,037	$1,068,000	$1,103,680	$4,999,720
Commitments	$-	$-	$-	$-	$-

Greystone had a working capital of $6,998,197 as of November 30, 2023. To provide for the funding to meet Greystone's operating activities and contractual obligations as of November 30, 2023, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

As of November 30, 2023, Greystone had no commitments for capital expenditures.

A substantial amount of Greystone’s debt financing has resulted primarily from bank notes which are guaranteed by certain officers and directors of Greystone. From time to time, loans have been provided by certain officers and directors of Greystone of which there are none outstanding as of November 30, 2023. Greystone continues to be dependent upon its officers and directors to secure, or possibly provide, additional financing and there is no assurance that its officers and directors will continue to do so, or that they will do so on terms that are acceptable to Greystone. As such, there is no assurance that funding will be available for Greystone to continue operations.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $793,337 and $1,044,361 has been recorded as of November 30, 2023 and May 31, 2023, respectively.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of November 30, 2023, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of November 30, 2023.

During the six months ended November 30, 2023, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Insider Trading Policy

Effective September 11, 2023, Greystone adopted an Insider Trading Policy applicable to Greystone’s directors, officers and other persons, including Greystone’s principal chief executive officer, principal accounting officer or persons in possession of nonpublic material information regarding the Company’s securities, as well as a shareholder owning 5% or more of the Company’s stock.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 16, 2024	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: January 16, 2024	/s/ Curtis B. Crosier
Curtis B. Crosier, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)