Form 10-Q
period 2024-02-29
GREYSTONE LOGISTICS, INC.
filed 2024-04-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:                    April 15, 2024 – 28,279,701

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 29, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	February 29, 2024	May 31, 2023
Assets
Current Assets:
Cash	$4,319,849	$695,951
Accounts receivable -
Trade	5,976,046	4,857,504
Related parties	125,202	56,550
Other	1,488,602	386,877
Inventory	3,002,754	4,484,106
Prepaid expenses	879,956	528,962
Total Current Assets	15,792,409	11,009,950
Property, Plant and Equipment, net	30,594,286	33,184,706
Right-of-Use Operating Lease Assets	5,132,215	5,335,714
Total Assets	$51,518,910	$49,530,370

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,384,993	$2,249,570
Current portion of financing leases	15,288	31,981
Current portion of operating leases	232,481	240,346
Accounts payable and accrued liabilities	3,954,002	3,337,410
Deferred revenue	568,299	23,007
Preferred dividends payable	146,473	134,414
Total Current Liabilities	7,301,536	6,016,728
Long-Term Debt, net of current portion and debt issuance costs	11,635,540	14,919,687
Financing Leases, net of current portion	1,782	28,504
Operating Leases, net of current portion	4,942,738	5,119,688
Deferred Tax Liability	5,529,000	3,905,279
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(31,427,791)	(33,995,621)
Total Equity	22,108,314	19,540,484

Total Liabilities and Equity	$51,518,910	$49,530,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
For the Nine Months Ended February 29(28),
(Unaudited)

	2024	2023

Sales	$46,990,716	$44,633,542

Cost of Sales	37,942,179	38,590,544

Gross Profit	9,048,537	6,042,998

Selling, General and Administrative Expenses	3,863,975	3,918,205

Operating Income	5,184,562	2,124,793

Other Income (Expense):
Federal tax credits realized	-	3,270,424
Gain on deconsolidation of variable interest entity	-	569,997
Other income	180,004	189,914
Interest expense	(982,592)	(821,138)

Income before Income Taxes	4,381,974	5,333,990
Provision for Income Taxes	(1,375,000)	(452,000)
Net Income	3,006,974	4,881,990

Income Attributable to Non-controlling Interest	-	(49,599)

Preferred Dividends	(439,144)	(361,267)

Net Income Attributable to Common Stockholders	$2,567,830	$4,471,124

Income Per Share of Common Stock -
Basic	$0.09	$0.16
Diluted	$0.09	$0.15

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	28,774,701	32,105,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended February 29(28),
(Unaudited)

	2024	2023

Sales	$13,980,009	$13,578,269

Cost of Sales	12,113,699	11,220,791

Gross Profit	1,866,310	2,357,478

Selling, General and Administrative Expenses	1,277,001	1,606,626

Operating Income	589,309	750,852

Other Income (Expense):
Federal tax credits realized	-	3,270,424
Other income	176,851	183,596
Interest expense	(310,231)	(313,376)

Income before Income Taxes	455,929	3,891,496
Provision for Income Taxes	(158,000)	(196,000)
Net Income	297,929	3,695,496)

Preferred Dividends	(146,473)	(132,500)

Income Attributable to Common Stockholders	$151,456	$3,562,996

Income Per Share of Common Stock -
Basic	$0.01	$0.13
Diluted	$0.01	$0.12

Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	28,775,156	32,104,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended February 29(28), 2024 and 2023
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Greystone Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481
Capital contribution	-	-	-	-	-	-	-	1,669,000	1,669,000
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)
Preferred dividends ($2.19 per share)	-	-	-	-	-	(109,418)	(109,418)	-	(109,418)
Net income	-	-	-	-	-	1,324,142	1,324,142	49,599	1,373,741
Balances, August 31, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,623,725)	14,912,380	-	14,912,380
Preferred dividends ($2.39 per share)	-	-	-	-	-	(119,349)	(119,349)	-	(119,349)
Net loss	-	-	-	-	-	(187,247)	(187,247)	-	(187,247)
Balances, November 30, 2022	50,000	5	28,279,701	2,828	53,533,272	(38,930,321)	14,605,784	-	14,605,784
Preferred dividends ($2.65 per share)	-	-	-	-	-	(132,500)	(132,500)	-	(132,550)
Net income	-	-	-	-	-	3,695,496	3,695,496	-	3,695,496
Balances, February 28, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(35,367,325)	$18,168,780	$-	$18,168,780
Balances, May 31, 2023	50,000	$5	28,279,701	$2,828	$53,533,272	$(33,995,621)	$19,540,484	$-	$19,540,484
Preferred dividends ($2.92 per share)	-	-	-	-	-	(146,199)	(146,199)	-	(146,199)
Net income	-	-	-	-	-	1,744,219	1,744,219	-	1,744,219
Balances, August 31, 2023	50,000	5	28,279,701	2,828	53,533,272	(32,397,601)	21,138,504	-	21,138,504
Preferred dividends ($2.93 per share)	-	-	-	-	-	(146,472)	(146,472)	-	(146,472)
Net income	-	-	-	-	-	964,826	964,826	-	964,826
Balances, November 30, 2023	50,000	5	28,279,701	2,828	53,533,272	(31,579,247)	21,956,858	-	21,956,858
Preferred dividends ($2.93 per share)	-	-	-	-	-	(146,473)	(146,473)	-	(146,473)
Net income	-	-	-	-	-	297,929	297,929	-	297,929
Balances, February 29, 2024	50,000	$5	28,279,701	$2,828	$53,533,272	$(31,427,791)	$22,108,314	$-	$22,108,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended February 29(28),
(Unaudited)

	2024	2023
Cash Flows from Operating Activities:
Net income	$3,006,974	$4,881,990
Adjustments to reconcile net income to net cash provided by operating activities -
Gain on deconsolidation of variable interest entity	-	(569,997)
Loss on disposition of assets	12,649	-
Depreciation and amortization	4,319,390	3,958,766
Deferred tax expense	1,623,721	296,000
Decrease (increase) in trade accounts receivable	(1,118,542)	934,369
Decrease (increase) in related party receivables	(68,652)	131,278
Increase in other receivable	(939,877)	-
Decrease (increase) in inventory	1,481,352	(714,583)
Increase in prepaid expenses	(350,994)	(340,144)
Increase (decrease) in accounts payable and accrued liabilities	761,654	(2,865,056)
Increase (decrease) in deferred revenue	545,292	(5,306,040)
Net cash provided by operating activities	9,272,967	406,583

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(2,040,776)	(3,201,187)
Deconsolidation of variable interest entity	-	(2,806)
Net cash used in investing activities	(2,040,776)	(3,203,993)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	8,707,426
Payments on long-term debt and financing leases	(1,668,123)	(5,412,171)
Payments on related party note payable and financing lease	-	(3,348,178)
Proceeds from revolving loan	-	1,090,648
Payments on revolving loan	(1,500,000)	(1,790,648)
Payments for debt issuance costs	(13,085)	(71,154)
Dividends paid on preferred stock	(427,085)	(314,144)
Capital contribution to non-controlling interest	-	1,669,000
Net cash provided by (used in) financing activities	(3,608,293)	530,779
Net Increase (Decrease) in Cash	3,623,898	(2,266,631)
Cash, beginning of period	695,951	3,143,257
Cash, end of period	$4,319,849	$876,626
Non-cash Activities:
Refinancing of certain term loans	$-	$2,669,892
Deconsolidation of net assets of variable interest entity	$-	$3,102,424
Capital expenditures in accounts payable	$-	$51,403
Net book value of leases terminated	$27,903	$-
Decrease in financing lease liabilities from termination	$15,254	$-
Preferred dividend accrual	$146,473	$132,500
Supplemental information:
Interest paid	$990,877	$818,222
Income taxes paid	$-	$510,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 29, 2024, the results of its operations for the nine months and three months ended February 29(28), 2024 and 2023 and its cash flows for the nine months ended February 29(28), 2024 and 2023. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2023 and the notes thereto included in the Form 10-K for such period. The results of operations for the nine months and three months ended February 29(28), 2024 and 2023 are not necessarily indicative of the results to be expected for the full fiscal year.

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

GRE owns two buildings located in Bettendorf, IA, which are occupied by Greystone. GRE is wholly owned by Robert B. Rosene, Jr., a member of Greystone’s Board of Directors.  Effective July 29, 2022, GRE paid off its mortgage payable and, in conjunction with Greystone’s refinancing described in Note 6, GRE was removed from the cross-collateralization agreement. Following these transactions, Greystone was no longer determined to be the primary beneficiary of GRE. Accordingly, GRE was deconsolidated from Greystone’s consolidated financial statements as of July 29, 2022, resulting in the recognition of a gain in the amount of $569,997. Subsequent to the deconsolidation, Greystone entered into a new lease agreement with GRE and recorded right-of-use assets and liabilities for the new lease. See Note 7.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect for the periods ended February 29(28) are as follows:

	2024	2023
For the nine months ended February 29(28):
Preferred stock convertible into common stock	3,333,333	-
For the three months ended February 29(28):
Preferred stock convertible into common stock	3,333,333	-

The following tables set forth the computation of basic and diluted earnings per share.

For the nine months ended February 29(28), 2024 and 2023:

	2024	2023
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,567,830	$4,471,124
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Income per share of common stock - basic	$0.09	$0.16

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$2,567,830	$4,471,124
Add: Preferred stock dividends for assumed conversion	-	361,267
Net income allocated to common stockholders	$2,567,830	$4,832,391
Denominator -
Weighted-average shares outstanding – basic	28,279,701	28,279,701
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	495,000	3,825,723
Weighted average common stock outstanding – diluted	28,774,701	32,105,424
Income per share of common stock – diluted	$0.09	$0.15

For the three months ended February 29(28), 2024 and 2023:

	2024	2023
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$151,456	$3,562,996
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Income per share of common stock - basic	$0.01	$0.13

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$151,456	$3,562,996
Add: Preferred stock dividends for assumed conversion	-	132,500
	$151,456	$3,695,496
Denominator -
Weighted-average shares outstanding - basic	28,279,701	28,279,701
Incremental shares from assumed conversion of warrants and preferred stock, as appropriate	495,455	3,824,564
Weighted average common stock outstanding – diluted	28,775,156	32,104,265
Income per share of common stock - diluted	$0.01	$0.12

Note 3.	Inventory

Inventory consists of the following:

	February 29,	May 31,
	2024	2023
Raw materials	$1,933,401	$2,299,911
Finished goods	1,069,353	2,184,195
Total inventory	$3,002,754	$4,484,106

Note 4.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	February 29, 2024	May 31, 2023
Production machinery and equipment	$67,786,046	$66,068,625
Plant buildings and land	2,164,232	2,364,089
Leasehold improvements	1,624,513	1,553,138
Furniture and fixtures	542,057	542,057
	72,116,848	70,527,909

Less: Accumulated depreciation and amortization	(41,522,562)	(37,343,203)

Net Property, Plant and Equipment	$30,594,286	$33,184,706

Production machinery includes deposits on equipment in the amount of $450,454 as of February 29, 2024, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the nine months ended February 29(28), 2024 and 2023 was $4,296,383 and $3,954,444, respectively.

Note 5.	Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly-owned by Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board, and a significant stockholder of Greystone, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for the each of the nine months ended February 29(28), 2024 and 2023.

Greystone leases office space from Yorktown at a monthly rental of $5,200 per month which increased to $6,250 per month effective July 1, 2023, with the intent of Greystone and Yorktown finalizing a new lease agreement, subject to the Board of Directors approval. Total rent expenses were $55,200 and $46,800 for the nine months ended February 29(28), 2024 and 2023, respectively.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packing and dunnage utilizing thermoform processing for which Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board, and a significant stockholder of Greystone, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the nine months ended February 29(28), 2024 and 2023, Greystone purchases from TriEnda totaled $7,516 and $431, respectively and sales to TriEnda totaled $150,389 and $31,231, respectively. As of February 29, 2024, TriEnda owed $65,907 to Greystone and Greystone owed $7,716 to TriEnda.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s CEO, President, Chairman of the Board, and a significant stockholder of Greystone. Greystone had sales to Green of $146,454 and $574,768 for the nine months ended February 29(28), 2024 and 2023, respectively. The account receivable due from Green as of February 29, 2024 was $59,295.

Note 6.	Long-term Debt

Debt as of February 29, 2024 and May 31, 2023 is as follows:

	February 29,	May 31,
	2024	2023
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$12,992,827	$14,334,736

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, due July 29, 2024	-	1,500,000

Term loan payable to First Interstate Bank, interest rate of 3.70%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	350,878	585,536

Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	725,647	759,639

Other	43,965	73,368
Total long-term debt	14,113,317	17,253,279
Debt issuance costs, net of amortization	(92,784)	(84,022)
Total debt, net of debt issuance costs	14,020,533	17,169,257
Less: Current portion of long-term debt	(2,384,993)	(2,249,570)
Long-term debt, net of current portion	$11,635,540	$14,919,687

The prime rate of interest as of February 29, 2024 was 8.50%.

Debt issuance costs consist of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $4,323 and $4,322 for the nine months ended February 29(28), 2024 and 2023, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (each a “Borrower” and together the “Borrowers”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) with International Bank of Commerce (“IBC”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC term loans make equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of February 29, 2024, the aggregate payments for the IBC term loans are approximately $254,000 per month.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone, to consolidate all existing term loans in the aggregate amount of approximately $2,700,000 and additional funding in the approximate amount of $13,200,000 for the purchase of equipment and renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of February 29, 2024, Greystone’s available revolving loan borrowing capacity was approximately $5,770,000.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to February 29, 2024, are $2,384,993, $2,242,998, $2,404,975, $6,552,966 and $527,385.

Note 7.	Leases

Financing Leases

Financing leases as of February 29, 2024 and May 31, 2023:

	February 29, 2024	May 31, 2023
Non-cancellable financing leases	$17,070	$60,485
Less: Current portion	(15,288)	(31,981)
Non-cancellable financing leases, net of current portion	$1,782	$28,504

The production equipment under the remaining non-cancelable financing leases as of February 29, 2024, has a gross carrying amount of $63,457 as of February 29, 2024. Amortization of the carrying amount of $21,470 and $189,927 was included in depreciation expense for the nine months ended February 29(28), 2024 and 2023, respectively.

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

Lease Summary Information

For the nine-months ended February 29(28), 2024 and 2023:

	2024	2023
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$21,470	$189,927
Interest on lease liabilities	1,415	30,614
Operating lease expense	454,893	335,378
Short-term lease expense	1,205,951	1,217,095
Total	$1,683,729	$1,773,014

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$1,415	$30,614
Financing cash flows	$11,650	$626,329
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$467,182	$335,378
Weighted-average remaining lease term (in years) -
Financing leases	1.0	1.9
Operating leases	13.4	14.4
Weighted-average discount rate -
Financing leases	4.8%	4.4%
Operating leases	6.0%	6.0%

Future minimum lease payments under non-cancelable leases as of February 29, 2024, are approximately:

	Financing Leases	Operating Leases
Twelve months ended February 28, 2025	$15,715	$534,000
Twelve months ended February 28, 2026	1,798	534,000
Twelve months ended February 28, 2027	-	534,000
Twelve months ended February 29, 2028	-	549,610
Twelve months ended February 28, 2029	-	560,760
Thereafter	-	4,859,530
Total future minimum lease payments	17,513	7,571,900
Present value discount	443	2,396,681
Present value of minimum lease payments	$17,070	$5,175,219

Note 8.	Deferred Revenue

Advances from a customer pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer which totaled $-0- and $6,378,040 during the nine months ended February 29(28), 2024 and 2023, respectively. Customer advances received during the nine months ended February 29(28), 2024 and 2023 were $545,292 and $1,072,000, respectively. The unrecognized balance of deferred revenue as of February 29, 2024 and May 31, 2023, was $568,299 and $23,007, respectively.

Note 9.	Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 0.8% and 0.8% of sales during the nine months ended February 29(28), 2024 and 2023, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 29(28), 2024 and 2023, respectively, were as follows:

Category	2024	2023
End User Customers	83%	71%
Distributors	17%	29%

Note 10.	Fair Value of Financial Instruments

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

Greystone derived approximately 83% and 71% of its total sales from its major customers (which generally ranges from two to four customers) during the nine months ended February 29(28), 2024 and 2023, respectively. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $637,906 and $599,700 during the nine months ended February 29(28), 2024 and 2023, respectively, were from one of its major customers.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. The Company recorded an insurance receivable of $1,488,602 as an estimate primarily for damage to the inventory. The insurer is currently reviewing the claim which may result in a change to the recovery. The Company anticipates that the final settlement will result in a gain primarily due to the damage to the building; however, there is insufficient information currently available to determine a reasonable estimate.

Note 12.	Commitments

As of February 29, 2024, the Company had commitments outstanding of $166,800 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events, or developments that Greystone expects, believes, or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks, and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2023, which was filed with the Securities and Exchange Commission on August 28, 2023, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the nine months ended February 29, 2024, are not necessarily indicative of the results for the fiscal year ending May 31, 2024. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). Greystone also consolidated the variable interest entity, Greystone Real Estate, L.L.C. (“GRE”) through July 29, 2022, at which time a deconsolidation of the entity occurred. All material intercompany accounts and transactions have been eliminated.

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

Personnel

Greystone had full-time-equivalents of approximately 167 and 189 full‑time employees and 79 and 56 temporary employees as of February 29(28), 2024 and 2023, respectively. Full-time equivalent is a measure based on time worked.

Nine Months Ended February 29, 2024 Compared to Nine Months Ended February 28, 2023

Sales

Sales for the nine months ended February 29, 2024, were $46,990,716 compared to $44,633,542 for the nine months ended February 28, 2023, for an increase of $2,357,174, or 5.3%. The number of pallets sold during the nine months ended February 29, 2024, increased by approximately 9% from the prior period offset by an approximate 3% decrease in the average price per pallet sold.

Greystone’s principal customers, ranging from two to four customers, accounted for approximately 83% and 71% of sales for the nine months ended February 29(28), 2024 and 2023, respectively. Greystone is not able to predict the future needs of these principal customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales for the nine months ended February 29, 2024, was $37,942,179, or 81% of sales, compared to $38,590,544, or 86% of sales, for the nine months ended February 28, 2023. The decrease in the ratio of cost of sales to sales for the nine months ended February 29, 2024, from the prior period was primarily the result of declines in the cost of raw material and an improvement in the production overhead burden due to an increase in production of approximately 20% over the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,863,975 for the nine months ended February 29, 2024, compared to $3,918,205 for the nine months ended February 28, 2023, for a decrease of $54,230. The change in selling, general and administrative expenses was nominal for the two periods.

Other Income (Expenses)

During nine months ended February 28, 2023, the Company realized:

●

Federal tax credits realized in the amount of $3,270,424 from the Department of Treasury for claims filed pursuant to the Employee Retention Credits (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

●	Gain from deconsolidation of variable interest entity in the amount of $569,997 upon the deconsolidation GRE, a variable interest entity.

Other income for the nine months ended February 29(28), 2024 and 2023, was $180,004 and $189,914, respectively. The other income for the nine months ended February 29, 2024, consisted primarily of insurance recoveries and interest income. Other income for the nine months ended February 28, 2023, was primarily from interest income.

Interest expense was $982,592 for the nine months ended February 29, 2024, compared to $821,138 in the prior period for an increase of $161,454. The average U.S. prime rate of interest for the nine months ended February 29, 2024, was 8.50% compared the 6.14% for the prior period.

Provision for Income Taxes

The provision for income taxes was $1,375,000 and $452,000 for the nine months ended February 29(28), 2024 and 2023, respectively. The effective tax rate differs from federal statutory rates principally due to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $3,006,974 for the nine months ended February 29, 2024, compared to $4,881,990 for the nine months ended February 28, 2023, primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for the nine months ended February 29, 2024, was $2,567,830, or $0.09 per share, compared $4,471,124, or $0.16 per share, for the nine months ended February 28, 2023, primarily for the reasons discussed above.

Three Months Ended February 29, 2024 Compared to Three Months Ended February 28, 2023

Sales

Sales for the three months ended February 29, 2024, were $13,980,009 compared to $13,578,269 for the three months ended February 28, 2023, for an increase of $401,740, or 3.0%. The increase in sales for the nine months ended February 29, 2024, over the prior period was primarily due to an approximate 2% increase in the average price per pallet sold.

Greystone’s principal customers, ranging from two to four customers, accounted for approximately 82% and 65% of sales for the nine months ended February 29(28), 2024 and 2023, respectively. Greystone is not able to predict the future needs of these principal customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

Cost of sales for the three months ended February 29, 2024, was $12,113,699, or 87% of sales, compared to $11,220,791, or 83% of sales, in the prior period. The increase in the ratio of cost of sales to sales for the current period over the prior period was primarily the result of an increase in the production overhead burden due to a decrease in production of approximately 12%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,277,001 for the three months ended February 2, 2024, compared to $1,606,626 in the prior period for a decrease of $329,625. The decrease resulted from employee bonuses paid during the three months ended February 28, 2023.

Other Income (Expenses)

During the three months ended February 28, 2023, the Company realized Federal tax credits realized in the amount of $3,270,424 from the Department of Treasury for claims filed pursuant to the Employee Retention Credits (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Other income for the three months ended February 29(28), 2024 and 2023, was $176,851 and $183,596, respectively The other income for the three months ended February 29, 2024, consisted primarily of insurance recoveries and interest income. Other income for the three months ended February 28, 2023, was primarily from interest income.

Interest expense was $310,231 for the three months ended February 29, 2024, compared to $313,376 in the prior period for a decrease of $3,145. The average U.S. prime rate of interest for the three months ended February 29, 2024, was 8.50% compared the 7.23% for the prior period. The amortization of long-term debt and financing leases offset by the effect of the increase in the average U.S. prime rate of interest for the comparable periods resulted in the net decrease.

Provision for Income Taxes

The provision for income taxes was $158,000 and $196,000 in the three months ended February 29(28), 2024 and 2023, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges or income which have no tax benefit or expense, changes in the valuation allowance, and the basis that the net income from GRE is not taxable at the corporate level because GRE is a limited liability company of which Greystone has no equity ownership.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $297,929 for the three months ended February 29, 2024, compared to $3,695,496 for the three months ended February 28, 2023, primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders (net income less preferred dividends and GRE’s net income) for nine months ended February 29, 2024, was $151,456, or $0.01 per share, compared $3,562,996, or $0.13 per share, for the three months ended February 28, 2023, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 29, 2024, is as follows:

Cash provided by operating activities	$9,272,967
Cash used in investing activities	$(2,040,776)
Cash provided by financing activities	$(3,608,293)

The contractual obligations of Greystone are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt	$14,113,317	$2,384,993	$4,647,973	$7,080,351	$-
Financing lease rents	$17,513	$15,715	$1,798	$-	$-
Operating lease rents	$7,571,900	$534,000	$1,068,000	$1,110,370	$4,859,530
Commitments	$-	$-	$-	$-	$-

Greystone had a working capital of $8,490,873 as of February 29, 2024. To provide for the funding to meet Greystone's operating activities and contractual obligations as of February 29, 2024, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $5,000,000 and a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Loan Agreement, as discussed in Note 6 of the consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $500,000 per year.

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

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company generally does not charge interest on past due accounts.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $793,337 and $1,044,361 has been recorded as of February 29, 2024 and May 31, 2023, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of February 29, 2024, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of February 29, 2024.

During the nine months ended February 29, 2024, there were no changes in Greystone's internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

dItem 3. Defaults Upon Senior Securities.

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
10. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 15, 2024	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 15, 2024	/s/ R. Brice Dille
R. Brice Dille, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)