Form 10-K
period 2024-05-31
GREYSTONE LOGISTICS, INC.
filed 2024-09-13
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                _________May 31, 2024

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

(918) 845-6227
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

☐ Yes ☒ No

As of November 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by (reference to the price at which the registrant’s common stock was last sold on such date, was approximately $11,479,202 ($0.95 per share).

As of August 30, 2024, there were 28,279,701 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

Current Business

Products

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2024, Greystone had an aggregate in-house production capacity of approximately 225,000 pallets per month from 14 injection molding machines of which 12 are located in Bettendorf, IA and 2 located in Palmyra, MO. In addition, Greystone outsources production for pallets produced by injection molding machines as necessary to accommodate overflow. Greystone's injection molding machine production as of May 31, 2024 consists of the following:

·	37” X 32” rackable pallet,
·	40” X 32” rackable pallet,
·	37” X 37” rackable pallet,
·	44” X 56” can pallet,
·	48” X 48” rackable pallet,
·	48” X 40” rackable pallet,
·	48” X 44” rackable pallet,
·	48” X 40” nestable pallet with or without detachable runners,
·	45” X 45” nestable pallet with or without detachable bottom deck,
·	24” X 40” display pallet,
·	48” X 40” monoblock (one-piece) pallet,
·	Half-barrel keg stackable pallet,
·	Slim keg stackable pallet,
·	36” X 36” rackable pallet,
·	48” X 45” monoblock pallet,
·	48” X 45” drum pallet, and
·	48” X 40” mid duty pallet.

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

Employees

As of May 31, 2024, Greystone had full-time equivalents (“FTE’s” is a unit of measure that translates number of weekly hours worked by all employees where 40 hours per week is a single person) of approximately 190 full time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were FTE’s of approximately 69 employees as of May 31, 2024.

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

Greystone’s customers generally either have a recurring need for pallets such as a distributor and an end-user who acquires pallets for a closed loop distribution system or end users who acquire pallets for internal warehouse use. The latter group of customers may or may not have a recurring demand for pallets each year. Accordingly, revenues from customers that qualify as substantial in any one year may vary. During fiscal years 2024 and 2023, Greystone derived a substantial portion of its revenue from three customers. These customers accounted for approximately 81% and 73% of total sales in fiscal years 2024 and 2023, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

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

Greystone derives a large portion of its revenue from a few large customers and expects that this trend will continue in the foreseeable future.  Three customers currently account for approximately 81% of its total sales in fiscal year 2024 (73% in fiscal year 2023). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

We may not be able to effectively protect Greystone's patents and proprietary rights.

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

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 44.7% of Greystone's outstanding common stock and have approximately 49.6% of the voting power.  Therefore, Greystone's executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, two of Greystone's directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone's outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 28,000,000 shares of our common stock outstanding as of May 31, 2024, approximately 15,000,000 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance

While the Company does not employ a Chief Information Officer or consider cybersecurity threats to be a material risk to the business strategy, results of operations or financial position of the Company, the Board of Directors discusses risks and threats most applicable to the Company and inquires of management regarding design and effectiveness of controls in place to address the prevention, detection, mitigation and remediation of cybersecurity incidents.

Risk Management and Strategy

Due to the size of the Company, our information technology (“IT”) environment does not utilize overly complicated systems or processes. The Company does not sell products or conduct business in an online environment. We utilize a third party managed services provider (“Provider”) for security applications, monitoring, and updates to our information technology environment. The Chief Financial Officer serves as the relationship manager for and has regularly scheduled meetings with the Provider to evaluate whether the services provided meet the Company’s needs, review hardware and software obsolescence, and identify any new threats that need to be addressed. The Company uses multi-factor authentication for applications wherever possible to provide access security and we maintain a secure physical environment.

Through the Provider, automated security tools are used to monitor all Windows-based systems and provide defense against cyberattacks perpetrated on or against these systems and to protect internal systems from known and unknown cybersecurity threats. These security tools include:

Advanced, next-generation endpoint security software, detects attempted attacks on internal Windows-based systems and analyzes the attack providing context for said attacks to analysis teams. This data is then used to mitigate the attack and resolve the incident.

Privilege management software provides application context to reviewers to aid in the preemptive identification of malicious activities on a system. When administrative permissions are requested, details regarding the requesting process are forwarded to our provider for review and analysis before granting administrative privileges, limiting an attacker’s ability to affect and compromise systems in the environment.

The Company employs email security tools provided and managed by our Provider to protect against email-based attacks. These tools include an email security gateway and an additional automated email filtering security. These tools provide advanced, AI-powered phishing detection and remediation for all Microsoft 365 email users in the environment.

The Company utilizes various third-party service organizations for critical areas of operations, including stockholder transfer agent services, accounting software, financial reporting software and regulatory filings, and mineral management software. The Company obtains System and Organization Controls (“SOC”) reports for each vendor and ensures that internal controls are designed and implemented to adequately meet the applicable user controls identified within the SOC report for each vendor.

The Company requires all devices used by employees to be protected with the security measures listed above. It is also Company policy that all devices be used by the employee only and any use by non-employees is prohibited.

To date, the Company has not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations or financial condition; however, there can be no guarantee that we will not experience such an incident in the future.

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

●	Facility in Palmyra, MO, housing two of Greystone’s injection molding machines. Production in this facility is outsourced to the lessor.

●	Facility in Jasper, IN, housing Greystone’s extrusion processing machines. Production in this facility will be outsourced to the lessor.

●	Office location in Tulsa, OK, which is approximately 3,000 sq ft, and is leased from a related party.

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

Quarter Ended	High	Low
August 31, 2022	$0.85	$0.70
November 30, 2022	$0.87	$0.69
February 28, 2023	$0.72	$0.44
May 31, 2023	$0.82	$0.57
August 31, 2023	$1.18	$0.75
November 30, 2023	$1.11	$0.90
February 29, 2024	$2.35	$0.82
May 31, 2024	$1.41	$0.98

Holders

As of May 31, 2024, Greystone had approximately 182 common stockholders of record.

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

Greystone paid dividends on its 2003 preferred stock in the amounts of $721,640 and $446,644 during fiscal years 2024 and 2023, respectively.

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern Greystone's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believe," "plan," "intend," "anticipate," "estimate," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

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

As of May 31, 2024 and 2023, Greystone had FTE’s of approximately 190 and 179 employees, respectively. Temporary personnel from a personnel service entity are utilized as needed. There were FTE’s of approximately 69 and 109 temporary personnel as of May 31, 2024 and 2023, respectively.  Greystone's in-house production capacity for its injection molding machines capable of producing pallets is approximately 225,000 plastic pallets per month, or 2,700,000 per year. Production levels will vary proportionately as a result of the pallet design, machine downtime or customer restrictions for maintaining stringent sizing on certain pallets.

Year Ended May 31, 2024 Compared to Year Ended May 31, 2023

Sales

Sales were $61,780,715 for fiscal year 2024 compared to $60,758,962 for fiscal year 2023 representing an increase of $1,021,753, or about 2%. Fiscal year 2023 was a turn-around period to recover from declining sales as customers shied away from inflationary pricing during the pandemic period. As raw material pricing returned to relatively normal historic levels during the second quarter of fiscal year 2023, the Company focused its efforts on rebuilding relations with existing customers as well as seeking new customers.

Greystone’s major customers, varying from three to four, accounted for approximately 81% and 73% of total sales in fiscal years 2024 and 2023, respectively. Customers that account for significant sales may vary in any one year. Generally, customers purchasing substantial quantities to replace or add pallets to their inventory consistently comprise a significant portion of sales. Any customer(s) needing a substantial quantity of pallets to fulfill a specific need may vary from year to year.

Cost of Sales

Cost of sales was $50,065,085 (81% of sales) and $51,427,409 (85% of sales) in fiscal years 2024 and 2023, respectively. The decrease in the ratio of cost of sales to sales (the “ratio”) in fiscal year 2024 from fiscal year 2023 was the result of several factors, including a decline in the price of raw materials toward relatively historic levels.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expenses were $5,168,607, (8.4% of sales) for fiscal year 2024 compared to $5,100,170 (8.4% of sales) for fiscal year 2023, representing an increase of $68,437.

Gain on Involuntary Conversion

Gain on involuntary conversion was $593,647 for fiscal year 2024. In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. The Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647. The insurer and Company are currently reviewing and finalizing the claim value for the inventory. The Company will record any additional consideration once a settlement has been reached, which may increase the gain recorded in future periods.

Other Income (Expenses)

During fiscal years 2023, Greystone received $4,911,863, reimbursement from the Department of Treasury for refundable tax credits against certain employment taxes pursuant to the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). There were no such credits recognized in 2024.

As a result of the deconsolidation of GRE in 2023, the Company recognized a gain of $569,997 in fiscal year 2023 which was attributable to a deferred gain from Greystone’s sell and leaseback of the building to GRE in the prior years.

Other income for fiscal years 2024 and 2023 included:

	2024	2023
Interest income	$57,826	$317,797
Gain (loss) on disposition of property, plant and equipment	-	(2,972)
Other	151,253	10,774
Total Other Income	$209,079	$325,599

Interest expense was $1,291,054 in fiscal year 2024 compared to $1,189,034 in fiscal year 2023 for an increase of $99,903. This increase is primarily attributable to the increase in the prime rate of interest which was 8.50% at May 31, 2024, compared to 8.25% at May 31, 2023.

Provision for Income Taxes

The provision for income taxes was $1,031,204 in fiscal year 2024 compared to $2,461,700 in fiscal year 2023. The effective tax rate differs from federal statutory rates due to state income taxes, charges which have no income tax benefit, changes in the valuation allowance, and changes in state income tax rates.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $5,027,491 in fiscal year 2024 compared to $6,388,108 in fiscal year 2023 for a decrease of $1,360,617 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $4,440,265, or $0.16 per share, in fiscal year 2024 compared to $5,842,828, or $0.21 per share, in fiscal year 2023 for the reasons discussed above.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2024, was as follows:

Cash provided by operating activities	$12,394,969
Cash used in investing activities	$(2,801,377)
Cash used in financing activities	$(4,490,902)

The cash provided by operations included payments of approximately $3,756,000 on long term loans, financing leases, and revolving loans.

As a result of the fire at the Company's Comanche location, the Company has filed an insurance claim which amounts to approximately $2,100,000. Once received the Company will commence construction plans and operations to remediate the damage at the Comanche location. Additionally, the remaining insurance funds are anticipated to be used to bolster the Company's inventory position as needed.

Contractual obligations of Greystone as of May 31, 2024, were as follows:

	Total	1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$13,534,442	$2,362,212	$4,617,146	$6,555,084	$-
Operating lease rents	$7,858,441	$610,291	$1,218,000	$1,267,060	$4,763,090
Financing lease rents	$23,143	$19,173	$3,972	$-	$-
Commitments	$166,800	$166,800	$-	$-	$-

Greystone had a working capital of $9,607,867 as of May 31, 2024.

Greystone’s principal long-term debt obligations include a $6,000,000 revolving line of credit and several term notes with various maturities. To provide for the funding to meet Greystone's operating activities and contractual obligations as of May 31, 2024, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone received through May 31, 2024, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25% (11.75% as of May 31, 2024). Greystone paid accrued dividends to its preferred stockholders during fiscal years 2024 and 2023 of $721,640 and $446,644, respectively, and plans to continue to make preferred stock dividend payments to the holders of its preferred stock as allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone's 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of approximately $1,457,200 and $1,430,000 were paid in both fiscal years 2024 and 2023, respectively.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a 6 year lease agreement at a rental rate of $6,250 per month.

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

On February 5, 2024, Greystone and IBC entered into a Second Amendment to the Amended and Restated Loan agreement. Among other things, the primary terms extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026. In addition distributions to holders of its preferred stock was raised to $1,000,000. IBC authorized the Greystone stock repurchase plan not to exceed $1,000,000.

Transactions with Robert B. Rosene, Jr.

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

Item 8.       Financial Statements and Supplementary Data.

The consolidated financial statements of Greystone are set forth on pages F-1 through F-19inclusive, found at the end of this report.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2024. Based upon such evaluation, the CEO and CFO have concluded that, as of May 31, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Greystone’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Greystone’s management, including Greystone’s CEO and CFO, as of May 31, 2024, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of May 31, 2024 was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due for the following reasons:

•

The Company has an ineffective control environment due to a lack of the necessary corporate accounting resources with SEC financial reporting experience to ensure consistent, complete and accurate financial reporting, as well as disclosure controls and procedures.

•

The Company has limited resources to ensure that necessary internal controls are implemented and followed throughout the Company. The limited resources result in inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances and events that could have a material impact on the Company’s financial reporting process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer and Chairman of the Board	2024
Larry J. LeBarre	Director	2024
Robert B. Rosene, Jr.	Director	2024
Drew T. Lockard	Director	2024
Roy B. Dille	Chief Financial Officer	N/A

Warren F. Kruger, President, Chief Executive Officer and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 68 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

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

Drew T. Lockard, Director

Mr. Lockard, age 46, is a Managing Director at Stretto since February 2019. Stretto is a bankruptcy technology firm and is responsible for developing new business and managing client relationships. Mr. Lockard is an expert in corporate restructuring, turnaround management and energy consulting. Throughout his career, he has led practice‐building efforts, guided professional advisors through high‐impact situations and managed large corporate turnarounds. Prior to joining Stretto, Mr. Lockard was a Managing Director and head of the Dallas office for Opportune, an energy consulting firm, from August 2016 until January 2019. At Opportune, he was responsible for developing new business and expanding the Opportune brand in North Texas. Prior to joining Opportune, Mr. Lockard was a Director at AlixPartners, a global management consulting firm. During his 14‐year career at AlixPartners, he was primarily focused on client delivery and building various practice groups.

Mr. Lockard holds a BBA in Management Information Systems from Southern Methodist University; an MBA from The University of Texas at Dallas; and MS in Information Technology from The University of Texas at Dallas.

Mr. Lockard became a director of Greystone effective May 12, 2022. Mr. Lockard’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Larry J. LeBarre, Director

Mr. LeBarre, age 68, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Robert B. Rosene, Jr., Director

Mr. Rosene, age 70, is President of Patriot Auto Group, L.L.C., which owns seven auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone makes him qualified to serve as a member of Greystone’s Board of Directors.

Roy B. Dille, Chief Financial Officer

Mr. Roy Brice Dille, age 66, assumed the role of interim CFO on March 26, 2024. Prior to this appointment, he served in an advisory role to multiple companies in various industries. From 2010 through 2014, he served as CFO to Native American Marketing which subsequently sold to Seminole Energy in 2014. Upon the sale, he assumed the role of Executive Vice President of the Division. Prior to his tenure at Native American Marketing, he served in various financial and operational roles at multiple Companies.

Mr. Dille earned his B.B.A. from the University of Oklahoma and is a Certified Public Accountant licensed in Oklahoma.

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

Code of Ethics

Greystone has adopted a Code of Ethics applicable to Greystone's officers and directors, including Greystone’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Greystone undertakes to provide any person without charge, upon request, a copy of such Code of Ethics. Requests may be directed to Greystone Logistics, Inc., 1613 East 15th Street, Tulsa, Oklahoma 74120, or by calling (918) 583-7441. The Company intends to disclose any amendments to, or waivers from, a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the “code of ethics” definition in Item 406(b) of Regulation S-K by posting such information on the Company’s website (https://www.greystonelogistics.com/investor-relations.php).

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2024, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2024 were complied with on a timely basis, except as follows: Mr. Lockard failed to file a Form 3 in connection with his appointment in May 2022.

Item 11.   Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Warren F. Kruger,	2024	$397,500	$20,000	$-	$-	$13,200	$430,700
President and Chief Executive Officer	2023	$410,000	$155,000	$-	$-	$12,852	$577,852

William Rahhal,	2024	$132,884	$10,000	$-	$-	$4,316	$147,200
Chief Financial Officer	2023	$200,000	$75,000	$-	$-	$6,389	$281,389

(1): Includes payroll through 1/31/2024

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. The following table sets forth compensation paid, earned or awarded during the fiscal year ended May 31, 2024 to each of our directors, whose compensation is described above in the “2024 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Larry J. LeBarre	$37,500	$-	$-	$37,500
Robert B. Rosene, Jr.	$37,500	$-	$-	$37,500
Drew T. Lockard	$37,500	$-	$-	$37,500

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2024, Greystone had 28,279,701 shares of its common stock and 50,000 shares of its 2003 preferred stock outstanding. Each share of the 2003 preferred stock is convertible into approximately 66.67 shares of Greystone's common stock.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2024, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and named officers, and (iii) all of Greystone's directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger	10,528,521	(5)	32.79%	25,000	50.00%	10,278,521	32.51%
Roy B. Dille	-0-		0.00%	-0-	-0-	-0-	*
Robert B. Rosene, Jr.	5,135,717	(6)	16.00%	25,000	50.00%	4,885,717	15.45%
Larry J. LeBarre	520,093	(7)	1.62%	-0-	-0-	520,093	1.65%
Drew T. Lockard	12,000		0.00%	-0-	-0-	12,000	*
All Directors & Officers as a Group (5 persons)	16,196,333	(8)	50.00%	50,000	100.00%	15,696,331	49.65%
Other 5% Stockholders
Topline Capital Partners, LLC 544 Euclid Street Santa Monica, CA 90402	2,804,401	(9)	9.91%	-0-	-0-	2,804,401	8.87%

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

(3)

Each share of Senior Preferred Stock is convertible into approximately 66 2/3 shares of Greystone's common stock. Therefore, Mr. Kruger’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock and Mr. Rosene’s 25,000 shares of Senior Preferred Stock are convertible into 1,666,666.66 shares of our common stock.

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

(7)	The total includes 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(8)

The total includes: (i) 12,362,999 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant; (v) 1,666,666.67 shares of common stock that Mr. Kruger has the right to acquire upon conversion of the Senior Preferred Stock; and (vi) 1,666,666.67 shares of common stock that Mr. Rosene has the right to acquire upon conversion of the Senior Preferred.

(9)

Based on information provided in the Schedule 13D/A filed with the SEC on February 13, 2023 by Topline Capital Management, LLC, Topline Capital Partners, LP and Collin McBirney (the “13D/A”). Per the 13D/A, the securities reported on this Schedule as beneficially owned by TCM (the “Securities”) are held by and for the benefit of the Fund. Under the definition of “beneficial ownership” in Rule 13d-3 under the Act, it is also possible that the individual general partners, executive officers, and members of the foregoing entities might be deemed the “beneficial owners” of some or all of the Securities insofar as they may be deemed to share the power to direct the voting or disposition of such Securities. TCM, as the investment manager and general partner of the Fund, and Collin McBirney, as the member-manager of TCM, may, therefore, be deemed to beneficially own the Securities held by the Fund for the purposes of Rule 13d-3 under the Act insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. This total includes 2,804,401 shares of common stock beneficially owned direct by Topline Capital Partners, LLC.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

General

For information regarding loans from Warren Kruger, see “Transactions with Warren Kruger and Related Entities” under the heading “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

For information regarding an advance from Robert Rosene, see “Transactions with Robert B. Rosene, Jr.” under the heading "Liquidity and Capital Resources" in Item 7 of this Form 10-K.

For information regarding loans from IBC and Messrs. Kruger’s and Rosene’s relationship thereto, see “Loan from International Bank of Commerce (“IBC”) in Item 7 of this Form 10-K.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s Chairman of the Board, President and CEO, and a significant stockholder of the Company, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2024 and 2023, Greystone purchases from TriEnda totaled $7,516 and $431, respectively and sales to TriEnda totaled $279,138 and $50,611, respectively.

Transactions with Green Plastic Pallets

Green Plastic Pallets ("Green") is an entity owned by James Kruger, a brother to Warren Kruger, Greystone's Chairman of the Board, President and CEO, and a significant stockholder of the Company. Green purchased pallets from Greystone totaling $240,294 and $657,706 in fiscal years 2024 and 2023, respectively. As of May 31, 2024, Green owed $122,280 to Greystone.

Other Transactions

Greystone leases two buildings located in Bettendorf, Iowa, from which it conducts its manufacturing operations, from Greystone Real Estate, L.L.C., an entity which is owned by Robert B. Rosene, Jr., a member of Greystone’s board of directors. Rental payments for both buildings are $44,500 per month.

Director Independence

Greystone has determined that Messrs. LeBarre, Lockard and Rosene are "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards. Because of the small size of Greystone’s Board of Directors, it has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Kruger is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.   Principal Accountant Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2024 and May 31, 2023:

Fee Category	Fiscal 2024 Fees	Fiscal 2023 Fees

Audit Fees(1)	$187,250	$186,200
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$187,250	$186,200

________________________

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2024 and May 31, 2023, respectively.

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

10.2

First Amendment to Amended and Restated Loan Agreement, dated May 5, 2023, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce (incorporated herein by reference to Exhibit 10.2 of Greystone’s Form 10-K filed on August 28, 2023).

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

10.5

Promissory Note (Advancing Term Loan) dated May 5, 2023, made by Greystone Logistics, Inc. and Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce (incorporated herein by reference to Exhibit 10.5 of Greystone’s Form 10-K filed on August 28, 2023).

10.6

Industrial Lease dated as of August 1, 2022, by and between Greystone Real Estate, LLC, and Greystone Manufacturing, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Greystone’s Form 10-K filed on August 28, 2023).

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

101 INS*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended May 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: September 13, 2024	/s/ Warren F. Kruger
Warren F. Kruger
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Warren F. Kruger and Roy Dille, and each of them, as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2024	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2024	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: September 13, 2024	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: September 13, 2024	/s/ Drew T. Lockard
Drew T. Lockard, Director

Date: September 13, 2024	/s/ Roy B. Dille
Roy B. Dille, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2024 and 2023, and the related consolidated statements of income, changes in equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HoganTaylor LLP

We have served as the Company's auditor since 2007.

Tulsa, Oklahoma

September 13, 2024

Greystone Logistics, Inc.
Consolidated Balance Sheets

	May 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$5,798,641	$695,951
Accounts receivable -
Trade	4,158,381	4,857,504
Related parties	265,570	56,550
Other	2,107,108	386,877
Inventory	3,871,626	4,484,106
Prepaid expenses	585,422	528,962
Total Current Assets	16,786,748	11,009,950

Property, Plant and Equipment	30,066,119	33,184,706
Right-of-use Operating Lease Assets	5,403,441	5,335,714
Total Assets	$52,256,309	$49,530,370

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,362,212	$2,249,570
Current portion of financing leases	19,171	31,981
Current portion of operating leases	286,221	240,346
Accounts payable and accrued expenses	3,670,332	3,337,410
Deferred revenue	840,945	23,007
Preferred dividends payable	-	134,414
Total Current Liabilities	7,178,881	6,016,728

Long-Term Debt, net of current portion and debt issuance costs	11,080,736	14,919,687
Financing Leases, net of current portion	3,972	28,504
Operating Leases, net of current portion	5,167,013	5,119,688
Deferred Tax Liability	4,844,958	3,905,279

Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized, 50,000 shares issued and outstanding, liquidation preference of $5,000,000	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 28,279,701 shares issued and outstanding	2,828	2,828
Additional paid-in capital	53,533,272	53,533,272
Accumulated deficit	(29,555,356)	(33,995,621)
Total Equity	23,980,749	19,540,484

Total Liabilities and Equity	$52,256,309	$49,530,370

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.
Consolidated Statements of Income

	For the Years Ended May 31,
	2024	2023

Sales	$61,780,715	$60,758,962

Cost of Sales	50,065,085	51,427,409

Gross Profit	11,715,630	9,331,553

Selling, General and Administrative Expenses	5,168,607	5,100,170
Gain on involuntary conversion (Note 4)	(593,647)	-

Operating Income	7,140,670	4,231,383

Other Income (Expense):
Federal tax credits realized	-	4,911,863
Gain on deconsolidation of variable interest entity	-	569,997
Other income, net	209,079	325,599
Interest expense	(1,291,054)	(1,189,034)

Income before Income Taxes	6,058,695	8,849,808
Provision for Income Taxes	1,031,204	2,461,700
Net Income	5,027,491	6,388,108

Income Attributable to Non-controlling Interest	-	(49,599)

Preferred Dividends	(587,226)	(495,681)

Net Income Attributable to Common Stockholders	$4,440,265	$5,842,828

Income Per Share of Common Stock -
Basic	$0.16	$0.21
Diluted	$0.15	$0.20
Weighted Average Shares of Common Stock Outstanding -
Basic	28,279,701	28,279,701
Diluted	28,774,984	32,105,515

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended May 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Greystone Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances, May 31, 2022	50,000	$5	28,279,701	$2,828	$53,533,272	$(39,838,449)	$13,697,656	$1,383,825	$15,081,481

Cash contribution by non-controlling interest	-	-	-	-	-	-	-	1,669,000	1,669,000

Deconsolidation of variable interest entity	-	-	-	-	-	-	-	(3,102,424)	(3,102,424)

Preferred dividends, $9.91 per share	-	-	-	-	-	(495,681)	(495,681)	-	(495,681)

Net income	-	-	-	-	-	6,338,509	6,338,509	49,599	6,388,108
Balances, May 31, 2023	50,000	5	28,279,701	2,828	53,533,272	(33,995,621)	19,540,484	-	19,540,484

Preferred dividends, $11.75 per share	-	-	-	-	-	(587,226)	(587,226)	-	(587,226)

Net income	-	-	-	-	-	5,027,491	5,027,491	-	5,027,491

Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	$53,533,272	$(29,555,356)	$23,980,749	$-	$23,980,749

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,027,491	$6,388,108
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,736,342	5,210,357
Change in deferred taxes	939,679	2,161,585
Gain on deconsolidation of variable interest entity	-	(569,997)
(Gain) loss on disposition of property, plant and equipment	43,601	(154,984)
Gain on involuntary conversion	(593,647)	-
Decrease in trade accounts receivable	1,037,142	1,021,400
Decrease (increase) in related party receivable	(209,020)	195,562
Decrease in inventory	(690,273)	(371,610)
Operating lease expense	25,473	-
Increase in prepaid expenses	(56,460)	(224,722)
Increase (decrease) in accounts payable and accrued expenses	316,706	(4,478,041)
Increase (decrease) in deferred revenue	817,938	(5,306,040)
Net cash provided by operating activities	12,394,972	3,871,618

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,801,378)	(9,179,370)
Deconsolidation of variable interest entity	-	(2,806)
Proceeds from sale of equipment	-	55,000
Net cash used in investing activities	(2,801,378)	(9,127,176)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	13,184,816
Proceeds from revolving loan	-	2,525,000
Payments on revolving loan	(1,500,000)	(4,725,000)
Payments on long-term debt and financing leases	(2,256,179)	(5,982,108)
Payments on related party note payable and financing lease	-	(3,348,178)
Payments for debt issuance costs	(13,085)	(68,634)

Dividends paid on preferred stock	(721,640)	(446,644)
Capital contribution by non-controlling interest	-	1,669,000
Net cash provided by (used in) financing activities	(4,490,904)	2,808,252

Net Increase (Decrease) in Cash and Cash Equivalents	5,102,690	(2,447,306)
Cash and Cash Equivalents, beginning of year	695,951	3,143,257

Cash and Cash Equivalents, end of year	$5,798,641	$695,951

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2024 and 2023

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. ("Greystone"), through its two wholly owned subsidiaries, Greystone Manufacturing, LLC ("GSM") and Plastic Pallet Production, Inc. ("PPP"), is engaged in the manufacturing and marketing of plastic pallets and pelletized recycled plastic resin.

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

Use of Estimates

The preparation of Greystone's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Greystone's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Greystone records its accounts receivable at their face value less an allowance for credit losses in an amount sufficient to absorb losses inherent in its accounts receivable portfolio based on projected expected credit losses. Greystone evaluates its accounts receivable and establishes an allowance for uncollectible accounts based on a combination of specific customer circumstances, credit conditions and history of collections, and current economic conditions.

Inventory

Inventory consists of finished pallets and raw materials which are stated at the lower of average cost or net realizable value.

Property, Plant and Equipment

Greystone's property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives, as follows:

	Years
Plant buildings		39
Production machinery and equipment	5	-	12
Leasehold improvements	5	-	7
Furniture & fixtures	3	-	5

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

Greystone has operating and finance leases for facilities, office space and plant equipment. Operating leases are included in right‐of‐use (“ROU”) operating lease assets and finance lease ROU assets are included in property, plant and equipment in the consolidated balance sheets. The lease liabilities are included in operating leases and financing leases (current and non-current) in the consolidated balance sheets.

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

In accordance with Accounting Standards Codification (ASC) 842, Greystone has made accounting policy elections (1) to not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less and (2) to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. Short-term leases include equipment, real estate and vehicles. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

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

Note 2.    EARNINGS PER SHARE

Basic and diluted earnings per share of common stock for the years ended May 31, are as follows:

	2024	2023
Basic earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$4,440,265	$5,842,828
Denominator -
Weighted-average common shares outstanding	28,279,701	28,279,701
Income per share of common stock - Basic	$0.16	$0.21

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$4,440,265	$5,842,828
Add: Preferred stock dividends due to assumed conversion	-	495,681
Net income allocated to common stockholders	$4,440,265	$6,338,509
Denominator -
Weighted-average common shares outstanding-basic	28,279,701	28,279,701
Incremental common shares from assumed conversion of warrants and preferred stock, as appropriate	495,283	3,825,814
Diluted weighted average common stock outstanding	28,774,984	32,105,515
Income per share of common stock - Diluted	$0.15	$0.20

Greystone's Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal year 2024 as the effect would have been antidilutive.

Note 3.    INVENTORY

Inventory consists of the following as of May 31:

	2024	2023
Raw materials	$2,040,348	$2,299,911
Finished pallets	1,831,277	2,184,195

Total Inventory	$3,871,626	$4,484,106

Note 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	2024	2023
Production machinery and equipment	$68,532,989	$66,068,625
Plant buildings and land	2,289,233	2,364,089
Leasehold improvements	1,658,751	1,553,138
Furniture and fixtures	542,057	542,057
Total property, plant and equipment	73,023,032	70,527,909
Less: Accumulated depreciation	(42,956,911)	(37,343,203)

Property, Plant and Equipment, net	$30,066,119	$33,184,706

Property, plant and equipment includes production equipment with a carrying value of $812,532 which had not been placed into service as of May 31, 2024.

Depreciation expense for the fiscal years ended May 31, 2024 and 2023, was $5,730,731 and $5,195,994, respectively.

In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. The Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647. The insurer and Company are currently reviewing and finalizing the claim value for the inventory. The Company will record any additional consideration once a settlement has been reached, which may increase the gain recorded in future periods.

Note 5.    LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2024 and 2023:

	2024	2023
Term loan A dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	$6,171,416	$7,065,283

Term loan B dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50%, maturing July 29, 2027	6,348,085	7,269,453

Revolving loan payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 7.50%, due February 5, 2026.	-	1,500,000

Term loan payable to First Interstate Bank, interest rate of 3.7%, monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	271,061	585,536

Term loan payable to First Interstate Bank, interest rate of 3.5%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by land and buildings	709,916	759,639

Other	33,964	73,368
Face value of long-term debt	13,534,442	17,253,279
Less: Debt issuance costs, net of amortization	(91,494)	(84,022)
	13,442,948	17,169,257
Less: Current portion of long-term debt	(2,362,212)	(2,249,570)
Long-term debt	$11,080,736	$14,919,687

As of May 31, 2024, the prime rate of interest was 8.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheets as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $453 and $17,723 for the years ended May 31, 2024 and 2023, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement provided for IBC to make to Greystone (i) a term loan in the amount of $7,854,708 (“Term Loan A”) which consolidated all existing term loans with IBC in the aggregate amount of $2,669,892, extended credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extended additional credit in the amount of $1,912,829 to fund the purchase of equipment subject to leases with iGPS Logistics, LLC, (ii) an advancing term loan facility (“Term Loan B”) whereby Greystone may obtain advances up to the aggregate amount of $7,000,000, subsequently increased by $1,000,000 pursuant to the First Amendment to the IBC Restated Loan Agreement dated May 5, 2023, and (iii) a renewal of the revolving loan with an increase of $2,000,000 to an aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. As of May 31, 2024, Greystone’s available revolving loan borrowing capacity was approximately $4,900,000.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Currently, the aggregate payments for the IBC term loans are approximately $251,000 per month.

The IBC Restated Loan Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the IBC Restated Loan Agreement from time to time, inaccuracy of representations, violation of covenants, defaults under other agreements, bankruptcy and similar events, the death of a guarantor, certain material adverse changes relating to a Borrower or guarantor, certain judgments or awards against a Borrower, or government action affecting a Borrower’s or guarantor’s ability to perform under the IBC Restated Loan Agreement or the related loan documents. In addition, without prior written consent, Greystone shall not declare or pay any dividends, redemptions, distributions and withdrawals with respect to its equity interest other than distributions to holders of its preferred stock in the aggregate of $1,000,000 in any fiscal year. Among other things, a default under the IBC Restated Loan Agreement would permit IBC to cease lending funds under the IBC Restated Loan Agreement and require immediate repayment of any outstanding notes with interest and any unpaid accrued fees.

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

On February 5, 2024, Greystone and IBC entered into a Second Amendment to the Amended and Restated Loan agreement. Among other things, the primary terms extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026. In addition distributions to holders of its preferred stock was raised to $1,000,000. IBC authorized the Greystone stock repurchase plan not to exceed $1,000,000.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to May 31, 2024, are $2,362,212, $2,212,171, $2,404,975, and $6,043,908 with $511,176 due thereafter.

Note 6.    LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	2024	2023
Non-cancelable financing leases	$23,143	$60,485
Less: Current portion of financing leases	(19,171)	(31,981)
Non-cancelable financing leases, net of current portion	$3,972	$28,504

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

The production equipment under the non-cancelable financing leases as of May 31, 2024 and 2023 was as follows:

	2024	2023
Production equipment under financing leases	$176,565	$176,565
Less: Accumulated amortization	(119,759)	(95,447)
Production equipment under financing leases, net	$56,806	$81,118

Amortization of the carrying amount of the assets was $24,312 and $197,626 for the years ended May 31, 2024 and 2023, respectively. The amortization was included in depreciation expense.

Operating Leases

Greystone has four non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40%, (ii) two buildings on a ten year lease with a five year renewal option and a discount rate of 6.00%, and (iii) office space on a six year lease and a discount rate of 8.50%. The leases are single-term with defined constant monthly rental rates.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for which Greystone recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $5,516,006, using a term of one hundred eighty (180) months and a discount rate of 6.00%.

Effective January 1, 2024, Greystone and a related party entered into a non-cancellable six-year lease agreement with one five-year extension for which Greystone recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $354,041, using a term of seventy two (72) months and a discount rate of 8.50%.

The outstanding liability for right to use assets under operating leases as of May 31, 2024 and 2023 is as follows:

	2024	2023
Liability under operating leases	$5,453,234	$5,360,034
Less: Current portion	(286,221)	(240,346)
Long-term portion of liability under operating leases	$5,167,013	$5,119,688

Lease Summary Information

For the years ended May 31, 2024 and 2023, a summary of lease activity follows:

	2024	2023
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$24,312	$197,626
Interest on lease liabilities	1,719	24,927
Operating lease expense	609,976	501,712
Short-term lease expense	1,512,438	1,532,005
Total	$2,296,978	$2,256,270

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$26,031	$24927
Financing cash flows	$37,342	$578,151
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$583,807	$478,881
Right-of-use assets obtained in exchange for lease liability – operating lease	$354,041	$5,516,006
Weighted-average remaining lease term (in years) -
Financing leases	1.2	1.7
Operating leases	12.7	14.1
Weighted-average discount rate -
Financing leases	4.0%	4.4%
Operating leases	6.1%	6.0%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2024, are approximately:

	Operating Leases	Financing Leases
Year ending May 31, 2025	$610,291	$19,171
Year ending May 31, 2026	609,000	4,514
Year ending May 31, 2027	609,000	-
Year ending May 31, 2028	631,300	-
Year ending May 31, 2029	635,760	-
Thereafter	4,763,090	-
Total lease payments	7,858,441	23,685
Less: Imputed interest	(2,405,207)	(542)
Present value of minimum lease payments	$5,453,234	$23,143

Note 7.         REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico and other Central America countries which totaled 1.6% and 0.84% of total sales in fiscal years 2024 and 2023, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2024 and 2023, respectively, were as follows:

Category	2024	2023
End user customers	82%	73%
Distributors	18%	27%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to customers. Customer advances received totaled approximately $818,000 and $536,000 in fiscal years 2024 and 2023, respectively. The unrecognized balance of deferred revenue as of May 31, 2024 and 2023, was $840,945 and $23,007, respectively. The Company recognized $0 and $5,842,040 as revenue related to advances during the years ended May 31, 2024 and 2023, respectively. At June 1, 2022, accounts receivable and deferred revenue was $6,001,049 and $5,329,047, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,457,200 and $1,430,000 were paid infiscal years 2024 and 2023, respectively.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $73,950 and $62,400 for fiscal years 2024 and 2023, respectively.

Transactions with Greystone Real Estate, L.L.C.

GRE owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors. During fiscal year 2024 and 2023, Greystone made total rental payments of $534,600 per year to GRE.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2024 and 2023, Greystone purchases from TriEnda totaled $7,516 and $431, respectively, and sales to TriEnda totaled $279,138 and $50,611, respectively. As of May 31, 2024 and 2023, TriEnda owed $143,290 and $152,152, respectively, to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets ("Green") is an entity owned by James Kruger, a brother to Warren Kruger, Greystone's President and CEO. Green purchased pallets from Greystone totaling $240,294 and $657,706 in fiscal years 2024 and 2023, respectively. As of May 31, 2024 and 2023, Green owed $122,280 and $99,960, respectively, to Greystone.

Note 9.    INCOME TAXES

Deferred taxes as of May 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax asset:
Net operating loss carryforward	$1,051,595	$2,084,595
Interest expense carryforward	-	172,126
Other	57,294	31,797
Total deferred tax asset	1,108,889	2,288,518
Deferred tax liability:
Depreciation and amortization recognized for tax in excess of financial	(5,160,509)	(5,149,436)
Valuation allowance	(793,337)	(1,044,361)
Net deferred tax liability	$(4,844,957)	$(3,905,279)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $793,337 and $1,044,361 has been recorded as of May 31, 2024 and 2023, respectively. The NOLs that are anticipated to be utilized during the available years total $1,229,802.

The net change in deferred taxes for the year ended May 31, 2024 and 2023, is as follows:

	2024	2023
Income recognized for tax in excess of financial	$-	$(1,497,136)
Net operating loss carryforward	(1,033,000)	207,885
Depreciation and amortization, tax reporting in excess of financial	(11,073)	(1,602,550)
Interest expense carryforward	(172,126)	172,126
Valuation allowance	251,024	556,773
Other	25,496	1,317
Net change	$(939,679)	$(2,161,585)

The provision for income taxes as of May 31, 2024 and 2023 consists of the following:

	2024	2023
Current income tax -
Federal	$282,153	$-
State	(190,722)	300,115
Deferred income tax	939,679	2,161,585
Provision for income taxes	$1,031,204,	$2,461,700

Greystone's provision for income taxes for the years ended May 31, 2024 and 2023 differs from the federal statutory rate as follows:

	2024	2023
Tax provision using statutory rates	21%	21%
State income taxes	8	8
Permanent differences	(0)	(1)
Change in state rates	(10)	-
Change in valuation allowance	(2)	-
Tax provision per consolidated financial statements	17%	28%

As of May 31, 2024, Greystone had net operating losses (NOLs) for Federal income tax purposes totaling $4,215,217, expiring in the fiscal year ended May 31, 2025, and $792,380, which does not expire.

Note 10.    CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT (“CARES Act”)

As a response to the COVID‐19 outbreak, the U.S. government enacted the CARES Act which authorized emergency loans to businesses, by among other items, providing an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on the ERC to 70% of qualified wages paid, up to $10,000 per employee per quarter, through September 30, 2021. The PPP Loan provided loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business.

During the year ended May 31, 2023, the Department of Treasury notified Greystone of ERC credits awarded under the CARES Act to Greystone and GSM for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized credits of $4,911,863 as other income for the year ended May 31, 2023.

Note 11.    STOCKHOLDERS' EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (11.75% as of May 31, 2024) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holders of the preferred stock have been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends are limited under the IBC Restated Loan Agreement, see Note 5, and must be fully paid before a dividend on the common stock may be paid.

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

Note 12. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is an Internal Revenue Code of 1986, as amended, Section 401(k) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(k) plan. Greystone’s contributions to the 401(k) plan totaled $292,361 and $297,159 in the fiscal years ended May 31, 2024 and 2023, respectively.

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2024 and 2023, the carrying amounts reported in the consolidated balance sheets approximate fair value for the variable and fixed rate loans.

Note 14.  SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2024 and 2023:

	2024	2023
Non-cash investing and financing activities:
Deconsolidation of variable interest entity	$-	$3,102,424
Right of use assets under operating leases	$354,041	$5,516,006
Refinancing of certain term loans	$-	$2,669,892
Capital expenditures in accounts payable	$161,280	$145,062
Preferred dividend accrual	$-	$134,141
Supplemental information:
Interest paid	$1,291,938	$1,163,650
Income taxes paid	$-	$525,000

Note 15.  CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2024 and 2023, Greystone’s major customers, varying from three to four, accounted for approximately 81% and 73% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. Most of these purchases are from one of Greystone’s major customers which totaled approximately $769,000 and $787,000 in fiscal years 2024 and 2023, respectively.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 16. COMMITMENTS

As of May 31, 2024, Greystone had outstanding commitments totaling $166,800 for the acquisition of equipment.