Form 10-Q
period 2025-02-28
GREYSTONE LOGISTICS, INC.
filed 2025-04-11
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

April 11, 2025 –27,721,018

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28,	May 31,
	2025	2024
Assets
Current Assets:
Cash	$3,797,046	$5,798,641
Accounts receivable -
Trade	5,189,812	4,158,381
Related parties	802,993	265,570
Other	-	2,107,108
Inventory	3,189,712	3,871,626
Prepaid expenses	932,328	585,423
Total Current Assets	13,911,891	16,786,749
Property, Plant and Equipment, net	30,630,012	30,066,119
Right-to-use Assets	5,171,093	5,403,441
Total Assets	$49,712,996	$52,256,309

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,152,893	$2,362,212
Current portion of financing leases	7,704	19,171
Current portion of operating leases	298,978	286,221
Accounts payable	4,455,059	2,633,572
Accrued expenses	1,347,243	1,036,760
Deferred revenue	22,964	840,945
Preferred dividends payable	25,525	-
Total Current Liabilities	8,310,366	7,178,881
Long-Term Debt, net of current portion	9,499,020	11,080,736
Financing Leases, net of current portion	-	3,972
Operating Leases, net of current portion	4,942,280	5,167,013
Deferred Tax Liability	4,934,674	4,844,958
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; 29,000 and 50,000 shares issued and outstanding in 2025 and 2024; liquidation preference of $2,900,000 and $5,000,000 in 2025 and 2024	3	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 28,279,701 shares issued; 27,759,709 and 28,279,701 shares outstanding in 2025 and 2024	2,828	2,828
Treasury Stock, at cost, 519,992 shares	(546,035)	-
Additional paid-in capital	51,433,274	53,533,272
Accumulated deficit	(28,863,414)	(29,555,356)
Total Equity	22,026,656	23,980,749
Total Liabilities and Equity	$49,712,996	$52,256,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Nine Months Ended

(Unaudited)

	February 28,	February 29,
	2025	2024

Sales	$39,911,692	$46,990,716

Cost of Sales	33,890,446	37,942,179

Gross Profit	6,021,246	9,048,537

Selling, General and Administrative Expenses	4,556,062	3,863,975

Gain on involuntary conversion (see Note 4)	(741,821)	-

Operating Income	2,207,005	5,184,562

Other Income (Expense):
Other Income	115,956	180,004
Interest Expense	(818,786)	(982,592)

Income before Income Taxes	1,504,175	4,381,974
Provision for Income Taxes	(407,770)	(1,375,000)
Net Income	$1,096,405	$3,006,974

Preferred Dividends	(404,463)	(439,144)

Net Income Attributable to Common Stockholders	$691,942	$2,567,830

Net Income Per Share of Common Stock -
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Weighted Average Shares of Common Stock Outstanding
Basic	28,220,051	28,279,701
Diluted	28,715,943	28,774,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Income

For the Three Months Ended

(Unaudited)

	February 28,	February 29,
	2025	2024

Sales	$14,315,798	$13,980,009

Cost of Sales	11,577,980	12,113,699

Gross Profit	2,737,818	1,866,310

Selling, General and Administrative Expenses	1,374,914	1,277,001

Operating Income	1,362,904	589,309

Other Income (Expense):
Other Income	45,486	176,851
Interest Expense	(248,705)	(310,231)

Income before Income Taxes	1,159,685	455,929
Provision for Income Taxes	(194,020)	(158,000)
Net Income	$965,665	$297,929

Preferred Dividends	(115,798)	(146,473)

Net Income Attributable to Common Stockholders	$849,867	$151,456

Net Income Per Share of Common Stock -
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	28,097,494	28,279,701
Diluted	28,592,593	28,775,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28(29), 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-In Capital	Deficit	Equity
Balances, May 31, 2023	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(33,995,621)	$19,540,484

Preferred dividends, $2.92 per share	-	-	-	-	-	-	-	(146,199)	(146,199)

Net income	-	-	-	-	-	-	-	1,744,219	1,744,219

Balances, August 31, 2023	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(32,397,601)	$21,138,504

Preferred dividends, $2.93 per share	-	-	-	-	-	-	-	(146,472)	(146,472)

Net income	-	-	-	-	-	-	-	964,826	964,826

Balances, November 30, 2023	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(31,579,247)	$21,956,858

Preferred dividends, $2.93 per share	-	-	-	-	-	-	-	(146,473)	(146,473)

Net income	-	-	-	-	-	-	-	297,929	297,929

Balances, February 29, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(31,427,791)	$22,108,314

Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $2.96 per share	-	-	-	-	-	-	-	(148,082)	(148,082)

Net income	-	-	-	-	-	-	-	335,454	335,454

Balances, August 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,367,984)	$24,168,121

Preferred dividends, $2.81 per share	-	-	-	-	-	-	-	(140,583)	(140,583)

Net loss	-	-	-	-	-	-	-	(204,714)	(204,714)

Balances, November 30, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,713,281)	$23,822,824

Preferred dividends, $2.66 per share	-	-	-	-	-	-	-	(115,798)	(115,798)

Retirement of preferred stock	(21,000)	(2)	-	-	-	-	(2,099,998)	-	(2,100,000)

Repurchase of common stock	-	-	-	-	519,992	(546,035)	-	-	(546,035)

Net Income	-	-	-	-	-	-	-	965,665	965,665

Balances, February 28, 2025	29,000	$3	28,279,701	$2,828	519,992	$(546,035)	$51,433,274	$(28,863,414)	$22,026,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	February 28,	February 29,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,096,405	$3,006,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Gain on involuntary conversion	(741,821)	-
Loss on disposition of assets	-	12,649
Depreciation and amortization	4,450,981	4,319,390
Change in deferred taxes	89,716	1,623,721
Decrease in trade accounts receivable	(289,610)	(1,118,542)
Increase (Decrease) in other accounts receivable	2,107,108	(939,877)
Decrease in related parties receivable	(537,423)	(68,652)
Increase in inventory	681,914	1,481,352
Decrease in prepaid expenses	(346,905)	(350,994)
Increase in accounts payable and accrued expenses	2,204,637	761,654
Increase (Decrease) in deferred revenue	(817,981)	545,292
Net cash provided by operating activities	7,897,021	9,272,967

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,063,300)	(2,040,776)
Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	(1,810,343)	(1,668,123)
Principal payments on revolving loan	-	(1,500,000)
Payments for retirement of preferred stock	(2,100,000)	-
Repurchase of common stock	(546,035)	-
Payments for debt issue costs	-	(13,085)
Dividends paid on preferred stock	(378,938)	(427,085)
Net cash used in financing activities	(4,835,316)	(3,608,293)

Net Increase (Decrease) in Cash	(2,001,595)	3,623,898
Cash, beginning of period	5,798,641	695,951

Cash, end of period	$3,797,046	$4,319,849

Non-cash Activities
Net book value of leases terminated	$-	$27,903
Equipment in Accounts Payable	$108,985	$-
Decrease in financing lease liabilities from termination	$-	$15,254
Preferred dividend accrual	$25,525	$146,473
Supplemental Information
Interest paid	$804,097	$990,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2025, and the results of its operations for the nine months and three months ended February 28(29), 2025 and 2024 and its cash flows for the nine months ended February 28(29), 2025 and 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2024, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the nine and three months ended February 28(29), 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Greystone excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Instruments which have an anti-dilutive effect are as follows:

	February 28,	February 29,
	2025	2024
For the nine and three months ended:
Preferred stock convertible into common stock	1,933,333	3,333,333

During the 4th quarter of fiscal year 2025, the Company intends to extinguish the remaining 29,000 shares of preferred stock based on the liquidation preference value shown on the consolidated balance sheet.

The following tables set forth the computation of basic and diluted earnings per share.

For the nine months ended:

	February 28,	February 29,
	2025	2024

Numerator -
Net income attributable to common stockholders	$691,942	$2,567,830
Denominator -
Weighted-average shares outstanding - basic	28,220,051	28,279,701
Income per share of common stock - basic	$0.02	$0.09

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$691,942	$2,567,830
Denominator -
Weighted-average shares outstanding - basic	28,220,051	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	495,892	495,000
Weighted average common stock outstanding - diluted	28,715,943	28,774,701
Income per share of common stock - diluted	$0.02	$0.09

For the three months ended:

	February 28,	February 29,
	2025	2024

Numerator -
Net income attributable to common stockholders	$849,867	$151,456
Denominator -
Weighted-average shares outstanding - basic	28,097,494	28,279,701
Income per share of common stock - basic	$0.03	$0.01

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$849,867	$151,456
Denominator -
Weighted-average shares outstanding - basic	28,097,494	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	495,099	495,455
Weighted average common stock outstanding - diluted	28,592,593	28,775,156
Income per share of common stock - diluted	$0.03	$0.01

Note 3. Inventory

Inventory consisted of the following:

	February 28,	May 31,
	2025	2024
Raw materials	$2,083,958	$2,040,348
Finished goods	1,105,754	1,831,278
Total inventory	$3,189,712	$3,871,626

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	February 28,	May 31,
	2025	2024
Production machinery and equipment	$71,234,987	$68,532,989
Plant buildings and land	3,930,207	2,289,233
Leasehold improvements	2,326,784	1,658,751
Furniture and fixtures	542,057	542,057
	78,034,035	73,023,030
Less: Accumulated depreciation and amortization	(47,404,023)	(42,956,911)
Net Property, Plant and Equipment	$30,630,012	$30,066,119

Property, plant and equipment includes production equipment with a carrying value of $458,785 as of February 28, 2025, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the nine months ended February 28(29), 2025 and 2024 was $4,447,112 and $4,296,383 respectively.

In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. As of May 31, 2024, the Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647 for the fiscal year ended May 31, 2024. The insurer and the Company finalized the claim value for the inventory as well as a prior claim for equipment damage from an electrical storm occurring in December 2022, resulting in an additional gain from the involuntary conversion of $741,821 for the nine months ended February 28, 2025. All amounts owed related to these claims, reflected in other receivables as of May 31, 2024 on the consolidated balance sheets, were fully funded during the second quarter by the insurer.

Note 5. Related Party Transactions/Activity

Yorktown Management & Financial Services, LLC

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Warren F. Kruger, Greystone’s CEO, President, Chairman of the Board and a significant stockholder of Greystone, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material in the manufacture of pallets. GSM pays weekly rental fees to Yorktown of $27,500 for use of Yorktown’s grinding equipment and pelletizing equipment. Rental fees were $1,072,500 for each of the nine months ended February 28(29), 2025 and 2024, respectively.

Greystone leases administrative office space from Yorktown at a monthly rental of $6,250 per month under a six-year lease. Total rent payments were $62,500 and $55,200 for the nine months ended February 28(29), 2025 and 2024, respectively.

Greystone Real Estate, L.L.C. (GRE)

GRE owns two primary manufacturing facilities occupied by Greystone and is wholly owned by Robert B. Rosene, Jr., a member of Greystone’s Board of Directors. Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. During the nine months ended February 28(29), 2025 and 2024, rent payments to GRE totaled $400,500.

TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing for which Mr. Kruger, Greystone’s President, CEO, Chairman of the Board and a significant stockholder of Greystone, serves TriEnda as the non-executive Chairman of the Board and is a partner in a partnership which has a majority ownership interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. Greystone purchases from TriEnda during the nine months ended February 28(29), 2025 and 2024, totaled $87,634 and $7,516, respectively. During the nine months ended February 28(29), 2025 and 2024, Greystone sales to TriEnda totaled $446,814 and $150,389, respectively. As of February 28, 2025 and May 31, 2024, TriEnda owed $567,158 and $143,290, respectively, to Greystone. As of February 28, 2025 and May 31, 2024, Greystone owed $44,974 and $0, respectively, to TriEnda.

Green Plastic Pallets

Greystone sells plastic pallets to Green Plastic Pallets (“Green”), an entity that is owned by James Kruger, brother to Warren Kruger, Greystone’s President, CEO, Chairman of the Board and a significant stockholder of Greystone. Greystone had sales to Green of $265,455 and $146,454 for the nine months ended February 28(29), 2025 and 2024, respectively. The accounts receivable due from Green as of February 28, 2025 and May 31, 2024, was $235,835 and $122,280, respectively.

Note 6. Long-term Debt

Debt as of February 28, 2025 and May 31, 2024 was as follows:

	February 28, 2025	May 31, 2024
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50% maturing July 29, 2027	$11,030,598	$12,519,501
Term loan payable to First Interstate Bank, interest rate of 3.70% monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	27,267	271,061
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	678,257	709,916
Other	3,416	33,964
Total long-term debt	11,739,538	13,534,442
Debt issuance costs, net of amortization	(87,625)	(91,494)
Total debt, net of debt issuance costs	11,651,913	13,442,948
Less: Current portion of long-term debt	(2,152,893)	(2,362,212)
Long-term debt, net of current portion	$9,499,020	$11,080,736

The prime rate of interest as of February 28, 2025, was 7.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $3,869 and $4,323 for the nine months ended February 28(29), 2025 and 2024, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (each a “Borrower” and together, the “Borrowers”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) with International Bank of Commerce (“IBC”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of February 28, 2025, the aggregate payments for the IBC term loans are approximately $254,000 per month.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans and provide additional funding for the purchase of equipment and renewal of the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan has an interest rate of the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025 or prime rate of interest plus 0.50% (8% as of February 28, 2025) and a maturity date of February 5, 2026. As of February 28, 2025, Greystone’s available revolving loan borrowing capacity was approximately $5,275,000.

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

Maturities

Maturities of Greystone’s long-term debt for the years subsequent to February 28, 2025, are $2,152,893, $2,305,530, $6,751,532, and $529,583.

Note 7. Leases

Financing Leases

The outstanding liability for financing leases is as follows:

	February 28,	May 31,
	2025	2024
Non-cancellable financing leases	$7,704	$23,143
Less: Current portion	(7,704)	(19,171)
Non-cancellable financing leases, net of current portion	$-	$3,972

The production equipment under the non-cancelable financing leases is as follows:

	February 28,	May 31,
	2025	2024
Production equipment under financing leases	$51,832	$176,565
Less: Accumulated amortization	(34,420)	(119,759)
Production equipment under financing leases, net	$17,412	$56,806

Amortization of the carrying amount of $10,660 and $21,470 was included in depreciation and amortization expense for the nine months ended February 28(29), 2025 and 2024, respectively.

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

The outstanding liability for right to use assets under operating leases is as follows:

	February 28,	May 31,
	2025	2024
Liability under operating leases	$5,241,258	$5,453,234
Less: Current portion	(298,978)	(286,221)
Long-term portion of liability under operating leases	$4,942,280	$5,167,013

Lease Summary Information

Lease summary information as of and for the nine month periods ending was as follows:

	February 28,	February 29,
	2025	2024
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$10,660	$21,470
Interest on lease liabilities	432	1,415
Operating lease expense	477,715	454,893
Short-term lease expense	1,123,611	1,205,951
Total	$1,612,418	$1,683,729

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$432	$1,415
Financing cash flows	$15,440	$11,650
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$458,041	$467,182
Weighted-average remaining lease term (in years) -
Financing leases	0.8	1.0
Operating leases	12.0	13.4
Weighted-average discount rate -
Financing leases	3.37%	4.8%
Operating leases	6.12%	6.0%

Future minimum lease payments under non-cancelable leases as of February 28, 2025, are approximately:

	Financing	Operating
	Leases	Leases
Twelve months ending February 28, 2026	$7,814	$609,000
Twelve months ending February 28, 2027	-	609,000
Twelve months ending February 29, 2028	-	624,610
Twelve months ending February 28, 2029	-	635,760
Twelve months ending February 28, 2030	-	623,260
Thereafter	-	4,298,770
Total future minimum lease payments	7,814	7,400,400
Less: Imputed interest	110	2,159,142
Present value of minimum lease payments	$7,704	$5,241,258

Note 8. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Revenue related to prior advances totaled $817,981 and $0 during the nine months ended February 28(29), 2025 and 2024, respectively. The unrecognized balance of deferred revenue as of February 28, 2025 and May 31, 2024, was $22,964 and $840,945, respectively.

Note 9. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada and Mexico which totaled approximately 0.9% and 0.8% during the nine months ended February 28(29), 2025 and 2024, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28(29), 2025 and 2024, respectively, were as follows:

	2025	2024
End-user customers	76%	83%
Distributors	24%	17%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 76% and 83% of its total sales during the nine months ended February 28(29), 2025 and 2024, respectively, from a limited number of customers, generally ranging from 2 to 4. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $474,234 and $637,906 during the nine months ended February 28(29), 2025 and 2024, respectively, is from one of its major customers.

Note 12. Commitments

As of February 28, 2025, Greystone had commitments totaling $66,497 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2024, which was filed with the Securities and Exchange Commission on September 13, 2024, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the nine months ended February 28, 2025, are not necessarily indicative of the results for the fiscal year ending May 31, 2025. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time equivalents of approximately 181 and 167 regular employees as of February 28(29), 2025 and 2024, respectively, additionally at any point in time, the Company can have between 65-80 temporary employees. Full-time equivalent is a measure based on time worked.

Nine months Ended February 28, 2025 Compared to Nine months Ended February 29, 2024

Sales

Sales for the nine months ended February 28, 2025, were $39,911,692 compared to $46,990,716 for the nine months ended February 29, 2024, representing a decrease of $7,079,024, or 15%. The reduction in sales for the nine months ended February 28, 2025, compared to the prior period is primarily attributable to an approximate 29% decrease in demand from one of its significant customers, which was offset somewhat by an increase in demand from another of its significant customers. The increase in demand from the latter customer was due to a newly designed plastic pallet to specifically meet the customer’s needs.

Greystone generally has a limited number of customers, generally 2 to 4, that accounted for approximately 76% and 83% of sales during the nine months ended February 28, 2025 and 2024, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the nine months ended February 28, 2025, was $33,890,446, or 85% of sales, compared to $37,942,179, or 81% of sales, for the nine months ended February 29, 2024. The increase in the ratio of cost of sales to sales for the nine months ended February 28, 2025, over the prior period was primarily the result of an approximate 30% decrease in production of plastic pallets. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced.

Gross Profit

Gross profit for the nine months ended February 28, 2025, was $6,021,246, or 15% of sales, compared to $9,048,537, or 19% of sales, for the nine months ended February 29, 2024. The principal reason for decrease in gross profit margin for the nine months ended February 28, 2025, over the prior period was the decline in production as discussed above.

Gain from Involuntary Conversion

During the nine months ended February 28, 2025, the Company and the insurer agreed on the amount of settlements on certain casualty losses occurring in fiscal years 2024 and 2023. The payments resulted in a gain of $741,821.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,548,946, or 11% of sales, for the nine months ended February 28, 2025 compared to $3,863,975, or 8% of sales, for the nine months ended February 29, 2024, representing an increase of $692,087. The increase is primarily due to bonuses paid during the nine months ended February 28, 2025.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $115,956 and $180,004 for the nine months ended February 28(29), 2025 and 2024.

Interest expense was $818,786 for the nine months ended February 28, 2025, compared to $982,592 for the nine months ended February 29, 2024, representing a decrease of $163,806. This decrease is due to the continuing payments on the principal of outstanding debt as well as a reduction in the Prime rate.

Provision for Income Taxes

The provision for income taxes was $407,770 and $1,375,000 for the nine months ended February 28(29), 2025 and 2024, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $1,096,405 for the nine months ended February 28, 2025, compared to $3,006,974 for the nine months ended February 29, 2024, primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders

The net income attributable to common stockholders for the nine months ended February 28, 2025, was $691,942, or $.02 per share, compared to $2,567,830, or $0.09 per share, for the nine months ended February 29, 2024, primarily for the reasons discussed above. As of February 28, 2025, the Company has retired 21,000 shares of preferred stock which has reduced the amount of preferred dividends owed. The Company intends to retire the remaining 29,000 shares of preferred stock during the fourth quarter of 2025 based on the liquidation preference shown on the consolidated balance sheet. Once extinguished, net income and net income attributable to common stockholders will align.

Three Months Ended February 28, 2025 Compared to Three Months Ended February 29, 2024

Sales

Sales for the three months ended February 28, 2025, were $14,315,798 compared to $13,980,009 for the three months ended February 29, 2024, representing an increase of $335,789, or 2%. The increase in sales for the three months ended February 28, 2025, compared to the prior period is primarily attributable to an increase in demand from three of its significant customers of approximately $3.3M offset by $3M decrease in demand from two of its significant customers. The majority of the increase in demand is from one of the significant customers for approximately $2.4M, which was due to a newly designed plastic pallet to specifically meet the customer’s needs.

Greystone generally has a limited number of customers, generally 2 to 4, that accounted for approximately 75% and 82% of sales during the three months ended February 28(29), 2025 and 2024, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the three months ended February 28, 2025, was $11,577,980, or 81% of sales, compared to $12,113,699, or 87% of sales, for the three months ended February 29, 2024. The decrease in the ratio of cost of sales to sales for the three months ended February 28, 2025, over the prior period was primarily the result of lower pricing on raw materials and overall improvement on production efficiencies.

Gross Profit

Gross profit for the three months ended February 28, 2025, was $2,737,818 or 19% of sales, compared to $1,866,310 or 13% of sales, for the three months ended February 29, 2024. The principal reason for the increase in gross profit margin for the three months ended February 28, 2025, over the prior period was due to efficiencies in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,367,798, or 10% of sales, for the three months ended February 28, 2025 compared to $1,277,001, or 9% of sales, for the three months ended February 29, 2024, representing an increase of $97,913. SG&A costs during the current period compared to the prior period was consistent with past performance.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $45,486 and $176,851 for the three months ended February 28(29), 2025 and 2024, respectively.

Interest expense was $248,705 for the three months ended February 28, 2025, compared to $310,231 for the three months ended February 29, 2024, representing a decrease of $61,526. This decrease is due to the continuing payments on the principal of outstanding debt as well as a reduction in the Prime rate.

Provision for Income Taxes

The provision for income taxes was $194,020 and $158,000 for the three months ended February 28(29), 2025 and 2024, respectively. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Greystone recorded net income of $965,665 for the three months ended February 28, 2025, compared to $297,929 for the three months ended February 29, 2024, primarily for the reasons discussed above.

Net Income Attributable to Common Stockholders,

The net income attributable to common stockholders for the three months ended February 28, 2025, was $849,867, or $0.03 per share, compared to $151,456 or $0.01 per share, for the three months ended February 29, 2024, primarily for the reasons discussed above. As of February 28, 2025, the Company has retired 21,000 shares of preferred stock which has reduced the amount of preferred dividends owed. The Company intends to retire the remaining 29,000 shares of preferred stock during the fourth quarter of 2025 based on the liquidation preference value shown on the consolidated balance sheet. Once extinguished, net income and net income attributable to common stockholders will align.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2025, was as follows:

Cash provided by operating activities	$7,897,023

Cash used in investing activities	$(5,063,300)

Cash used in financing activities	$(4,835,317)

The contractual obligations and rents of Greystone are as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Long-term debt	$11,739,538	$2,152,893	$9,057,062	$529,583	$-
Financing leases	$7,704	$7,704	$-	$-	$-
Operating leases	$7,400,400	$609,000	$1,233,610	$1,259,020	$4,298,770
Commitments	$66,497	$66,497	$-	$-	$-

Greystone had a working capital of $5,926,695 as of February 28, 2025. To provide for the funding to meet Greystone's operating activities and contractual obligations as of February 28, 2025, Greystone will have to continue to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

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

Greystone has 29,000 outstanding shares of cumulative 2003 Preferred Stock with a liquidation preference of $2,900,000 and a preferred dividend rate of the prime rate of interest plus 3.25%. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, another financing transaction or otherwise. Pursuant to the IBC Restated Loan Agreement, as discussed in Note 6 to the unaudited consolidated financial statements, Greystone may pay dividends on its preferred stock in an amount not to exceed $1,000,000 per year. The Company has determined that the remaining 29,000 shares of preferred stock will be fully extinguished during the fourth quarter of fiscal year 2025.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will be able to realize the full effect of the deferred tax assets as of February 28, 2025, and, accordingly, no valuation allowance was recorded. As of May 31, 2024, management determined that Greystone would not be able to realize the full effect of deferred taxes and a valuation allowance of $793,337 was recorded. The primary reason for no valuation allowance as of February 28, 2025, was the expiration of outstanding net operating losses during the current fiscal year ending May 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of February 28, 2025, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective as of February 28, 2025, as a result of a weakness in the design of internal controls over financial reporting identified below.

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

During the nine months ended February 28, 2025, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Greystone's internal control over financial reporting.

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
10. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 11, 2025	/s/ Warren F. Kruger
Warren F. Kruger, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 11, 2025	/s/ Warren F. Kruger
Warren F. Kruger, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)