Form 10-K
period 2025-05-31
GREYSTONE LOGISTICS, INC.
filed 2025-08-29
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     May 31, 2025

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

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes ☒No

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

☒Yes ☐ No

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

☐Yes ☒ No

As of November 29, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by (reference to the price at which the registrant’s common stock was last sold on such date, was approximately $12,083,372 ($1 per share).

As of August 29, 2025, there were 27,270,701 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

Current Business

Products

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2025, Greystone had an aggregate in-house production capacity of approximately 225,000 pallets per month from 14 injection molding machines of which 12 are located in Bettendorf, IA and 2 located in Palmyra, MO. In addition, Greystone outsources production for pallets produced by injection molding machines as necessary to accommodate overflow. Greystone's injection molding machine production as of May 31, 2025 consists of the following:

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

With a huge incremental opportunity, the global pallets market is projected to grow at more than 10% Compound Annual Growth Rate (“CAGR”) during the period of assessment.

During the period 2019 – 2025, the global pallets market expanded to a market size of $8.65 billion. During the forecast period – that is between 2025 and 2030 – the market is anticipated to grow at a CAGR of 10.54% owing to increasing demand for better and safe transportation coupled with the rise in demand for pallets from various industries like food, pharmaceutical, agriculture, chemicals etc. The global pallets, specifically the Asia- Pacific market is projected to represent an incremental opportunity of more than 14.55% compound annual growth through 20301.

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

Employees

As of May 31, 2025, Greystone had full-time equivalents (“FTE’s” is a unit of measure that translates number of weekly hours worked by all employees where 40 hours per week is a single person) of approximately 190 full time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were FTE’s of approximately 70 employees as of May 31, 2025.

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

1 “Plastic Pallets Market Size & Share Analysis - Growth Trends & Forecasts (2025 - 2030)
Source: https://www.mordorintelligence.com/industry-reports/plastic-pallets-market

Greystone’s customers generally either have a recurring need for pallets such as a distributor and an end-user who acquires pallets for a closed loop distribution system or end users who acquire pallets for internal warehouse use. The latter group of customers may or may not have a recurring demand for pallets each year. Accordingly, revenues from customers that qualify as substantial in any one year may vary. During fiscal years 2025 and 2024, Greystone derived a substantial portion of its revenue from three customers. These customers accounted for approximately 76% and 81% of total sales in fiscal years 2025 and 2024, respectively. Greystone’s recycled plastic pallets are designed to meet the respective customer’s needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

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

Greystone derives a large portion of its revenue from a few large customers and expects that this trend will continue in the foreseeable future.  Three customers currently account for approximately 76% of its total sales in fiscal year 2025 (81% in fiscal year 2024). There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers would have a material adverse effect on Greystone.

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

Greystone's executive officers and directors control a large percentage of Greystone's outstanding common stock and all of Greystone's 2003 preferred stock (as of May 31, 2025, all preferred stock has been retired) , which entitles them to certain voting rights, including the right to elect a majority of Greystone's Board of Directors.

Greystone's executive officers and directors (and their affiliates), in the aggregate, own approximately 47.2% of Greystone's outstanding common stock and have approximately 47.2% of the voting power.  Therefore, Greystone's executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone's assets) and to control Greystone's management and affairs.  In addition, two of Greystone's directors (including one who also serves as Greystone’s chief executive officer) own all of Greystone's outstanding 2003 preferred stock, with each owning 50%. The terms and conditions of Greystone's 2003 preferred stock provide that such holder has the right to elect a majority of Greystone's Board of Directors.   Effective March 31, 2025, all preferred stock has been retired. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone's common stock.

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

The issuance of additional common stock or securities convertible into common stock would result in further dilution of the ownership interest in Greystone held by existing shareholders. Greystone is authorized to issue, without shareholder approval, an additional 20,750,000 shares of preferred stock, $0.0001 par value per share, in one or more series, which may give other shareholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of Greystone's common stock.  In addition, Greystone is authorized to issue, without shareholder approval, over 5 billion additional shares of its common stock and securities convertible into common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 27,000,000 shares of our common stock outstanding as of May 31, 2025, approximately 15,000,000 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Quarter Ended	High	Low
August 31, 2023	$1.18	$0.75
November 30, 2023	$1.11	$0.90
February 29, 2024	$2.35	$0.82
May 31, 2024	$1.41	$0.98
August 31, 2024	$1.58	$1.54
November 30, 2024	$1.00	$1.00
February 28, 2025	$1.01	$0.99
May 31, 2025	$1.35	$1.31

The  Board of Directors has approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1 million of its common stock over 12 months. Repurchases pursuant to the stock repurchase program commenced during the second fiscal quarter of 2025. There is Board consensus for capitalizing on attractive market opportunities by employing strategic stock buybacks to enhance shareholder value. As of May 31, 2025, the Company had $393,267 to be used towards the repurchase of outstanding shares.

Under the stock repurchase program, the Company may repurchase shares from time to time in the open market at prevailing market prices, pursuant to one or more Rule 10b5-1 plans, or otherwise. Repurchases under the stock repurchase program will be in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and will be made in accordance with applicable laws and regulations in effect from time to time. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including its assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet to Be purchased Under the Share Repurchased Program Remaining Shares Authorized Under the Plan
12/1/2024-12/30/2024	10,871	$1.05	10,871	988,034
1/1/2025-1/31/2025	430,725	1.04	30,725	955,365
2/1/2025-2/28/2025	78,396	1.00	78,396	873,965
3/1/2025-3/31/2025	38,691	1.03	38,691	832,209
4/1/2025-4/30/2025	213,107	1.09	213,107	591,463
5/1/2025-5/31/2025	147,334	1.30	147,334	393,264

Holders

As of May 31, 2025, Greystone had approximately 173 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated July 29, 2022 (the “IBC Loan Agreement”), as amended, among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends to its common stockholders without IBC’s prior written consent. See Note 5 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 10 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $427,103 and $721,640 during fiscal years 2025 and 2024, respectively. As of May 31, 2025, all preferred stock has been retired.

Item 6.     Selected Financial Data

Not applicable to a smaller reporting company.

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

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements,  which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its   consolidated financial statements.

Revenue Recognition

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

Inventories

Inventory consists of finished pallets and raw materials which are stated at the lower of average cost or net realizable value, with cost being determined on the “first-in, first-out” basis of accounting. The cost of finished goods include an estimate for manufacturing overhead.

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

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”).

Greystone's primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.

As of May 31, 2025 and 2024, Greystone had FTE’s of approximately 190 employees. Temporary personnel from a personnel service entity are utilized as needed. At any point in time, the Company can have between 65-80 temporary employees.  Greystone's in-house production capacity for its injection molding machines capable of producing pallets is approximately 225,000 plastic pallets per month, or 2,700,000 per year. Production levels will vary proportionately as a result of the pallet design, machine downtime or customer restrictions for maintaining stringent sizing on certain pallets.

Year Ended May 31, 2025 Compared to Year Ended May 31, 2024

Sales

Sales were $57,869,480 for fiscal year 2025 compared to $61,780,715 for fiscal year 2024 representing a decrease of $3,911,235, or about 6%. The reduction in sales, compared to the prior period is primarily attributable to an approximate 24% decrease in demand from one of its significant customers, which was offset somewhat by an increase in demand from another of its significant customers. The increase in demand from the latter customer was due to a newly designed plastic pallet to specifically meet the customer’s needs.

Greystone’s major customers, varying from three to four, accounted for approximately 76% and 81% of total sales in fiscal years 2025 and 2024, respectively. Customers that account for significant sales may vary in any one year. Generally, customers purchasing substantial quantities to replace or add pallets to their inventory consistently comprise a significant portion of sales. Any customer(s) needing a substantial quantity of pallets to fulfill a specific need may vary from year to year.

Cost of Sales

Cost of sales was $48,391,187 (84% of sales) and $50,065,085 (81% of sales) in fiscal years 2025 and 2024, respectively. The increase in the ratio of cost of sales to sales (the “ratio”) in fiscal year 2025 from fiscal year 2024 was the result of several factors, including a decline in production of plastic pallets. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pellets produced.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expenses were $5,906,804, (10% of sales) for fiscal year 2025 compared to $5,168,607, (8.4% of sales) for fiscal year 2024, representing an increase of $738,197. The increase is primarily due to bonuses paid during the year ended May 31, 2025.

Gain on Involuntary Conversion

Gain on involuntary conversion was $741,821 for fiscal year 2025. In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. As of May 31, 2024, the Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647 for the fiscal year ended May 31, 2024. The insurer and Company finalized the claim value for the inventory as well as a prior claim for equipment damage from an electrical storm occurring in December 2022, resulting in an additional gain from the involuntary conversion of $741,821 for the year ended May 31, 2025. All amounts owed related to these claims, reflected in other receivables as of May 31, 2024 on the consolidated balance sheets, were fully funded during the second quarter by the insurer.

Other Income (Expenses)

Other income for fiscal years 2025 and 2024 included:

	2025	2024
Interest Income	$98,361	$57,826
Other	63,888	151,253
Total Other Income	$162,249	$209,079

Interest expense was $1,018,084 in fiscal year 2025 compared to $1,291,054 in fiscal year 2024 for a decrease of $272,970. This decrease is primarily attributable to the decrease in the prime rate of interest which was 7.5% at May 31, 2025, compared to 8.5% at May 31, 2024.

Provision for Income Taxes

The provision for income taxes was $1,106,465 in fiscal year 2025 compared to $1,031,204 in fiscal year 2024. The effective tax rate differs from federal statutory rates due to state income taxes, charges which have no income tax benefit, changes in the valuation allowance, and provision to return adjustments primarily attributable to fixed assets depreciation and lease accounting.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income

Net income was $2,351,010 in fiscal year 2025 compared to $5,027,491 in fiscal year 2024 for a decrease of $2,676,481 for the reasons discussed above.

Net Income Attributable to Common Stockholders

After deducting preferred dividends and income attributable to non-controlling interests, the net income attributable to common stockholders was $1,922,297, or $0.07 per share, in fiscal year 2025 compared to $4,440,265, or $0.16 per share, in fiscal year 2024 for the reasons discussed above. As of May 31, 2025, all preferred stock has been retired so no futher dividend payments are anticipated.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2025, was as follows:

Cash provided by operating activities	$10,287,449
Cash used in investing activities	$(5,703,429)
Cash used in financing activities	$(8,837,626)

Contractual obligations of Greystone as of May 31, 2025, were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Long-term debt	$11,169,342	$2,122,210	$8,529,218	$517,914	$-
Financing leases	$4,457	$4,457	$-	$-	$-
Operating leases	$6,714,450	$609,000	$1,267,360	$1,240,270	$3,597,820
Commitments	$39,925	$39,925	$-	$-	$-

Greystone had a working capital of $4,230,393 as of May 31, 2025.

Greystone’s principal long-term debt obligations include a $6,000,000 revolving line of credit and several term notes with various maturities. To provide for the funding to meet Greystone's operating activities and contractual obligations as of May 31, 2025, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing.  However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone received through May 31, 2025, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

During the third and fourth quarters for fiscal year 2025, the Company paid $5,000,000 to retire all shares of preferred stock. Prior to retiring, Greystone has 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during fiscal years 2025 and 2024 of $427,103 and $721,640, respectively. Preferred stock dividend payments to the holders of its preferred stock were allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone's 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock

During the year ended May 31, 2025, the Company paid $606,737 to repurchase 519,124 shares of outstanding common stock under a plan announced by the Board on June 28, 2024. Under the plan, the Company has the ability to repurchase an additional $393,263 worth of shares for a total repurchase commitment of $1 million through the period ended June 28, 2025. The Board’s intent as disclosed in the 8k filed on June 28, 2024, was to employ strategic buybacks to enhance shareholder value. Subsequent to year-end, the Company paid $111,897 to repurchase an additional 80,876 shares.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees were $1,457,200 for both fiscal years 2025 and 2024.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a 6 year lease agreement at a rental rate of $6,250 per month.

Loans from International Bank of Commerce (“IBC”)

On July 29, 2022, Greystone and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (the “Restated IBC Loan Agreement”) as further described in Note 5, Long-Term Debt, of the consolidated financial statements. The Restated IBC Loan Agreement provides for the IBC to make to Greystone (i) a term loan in the amount of $7,854,708 to consolidate all existing term loans in the aggregate amount of $2,669,892 with Lender, extend credit in the amount of $3,271,987 to pay off a note payable to Robert B. Rosene, Jr. and extend additional credit in the amount of $1,912,829 to fund the purchase of the equipment subject to the iGPS Logistics, LLC, leases, (ii) an advancing term loan facility whereby Greystone may obtain advances up to the aggregate amount of $7,000,000 subsequently increased by $1,000,000 under the First Amendment dated May 5, 2023 (items i and ii referred to as “Term Loans”), and (iii) a renewal of the revolving loan with an increase of $2,000,000 (the “Revolving Loan”).  The exact amount which can be borrowed under the Revolving Loan from time to time is dependent upon the amount of the borrowing base but can in no event exceed $6,000,000. The Restated Loan Agreement requires limited guarantees from Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr., a director of Greystone. During 2025, Mr. Rosene was released from his limited guaranty in accordance with the IBC Restated Loan Agreement. Robert B. Rosene, Jr., also sits on the board for IBC. The debt agreements were negotiated on an arm's length basis and terms are no less favorable than those that could have been obtained  from an unrelated third party and the Company has concluded that the relationship is not a conflict of interest.

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

On January 14, 2025, Greystone and IBC entered into a Third Amendment to the Amended and Restated Loan Agreement. The amendment served to limit repurchase of equity interests in Greystone Logistics in an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026.

A waiver was obtained related to the current year preferred and common stock repurchases being in excess of the maximum allowable under the credit agreement.

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2025. Based upon such evaluation, the CEO and CFO have concluded that, as of May 31, 2025, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Under the supervision and with the participation of Greystone’s management, including Greystone’s CEO and CFO, as of May 31, 2025, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of May 31, 2025 was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due for the following reasons:

•

The Company has an ineffective control environment due to a lack of the necessary corporate accounting resources with SEC financial reporting experience to ensure consistent, complete and accurate financial reporting, as well as disclosure controls and procedures. The Company has outsourced the financial reporting function to a qualified accounting firm; however, the Company does not have the internal resources to maintain appropriate disclosure controls and procedures.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	2025
Larry J. LeBarre	Director	2025
Robert B. Rosene, Jr.	Director	2025
Drew T. Lockard	Director	2025

Warren F. Kruger, President, Chief Executive Officer, Chief Financial Officer, and Director

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 69 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to August 15, 2005 and has served as President and Chief Executive Officer from November 18, 2006 to the present, and most recently was also named Chief Financial Officer beginning in the 2nd quarter of fiscal year 2025.

Mr. Kruger’s business experience and knowledge of the day-to-day operations of Greystone make him well suited to serve on Greystone’s Board of Directors.

Drew T. Lockard, Director

Mr. Lockard, age 47, is a Managing Director at Stretto since February 2019. Stretto is a bankruptcy technology firm and is responsible for developing new business and managing client relationships. Mr. Lockard is an expert in corporate restructuring, turnaround management and energy consulting. Throughout his career, he has led practice‐building efforts, guided professional advisors through high‐impact situations and managed large corporate turnarounds. Prior to joining Stretto, Mr. Lockard was a Managing Director and head of the Dallas office for Opportune, an energy consulting firm, from August 2016 until January 2019. At Opportune, he was responsible for developing new business and expanding the Opportune brand in North Texas. Prior to joining Opportune, Mr. Lockard was a Director at AlixPartners, a global management consulting firm. During his 14‐year career at AlixPartners, he was primarily focused on client delivery and building various practice groups.

Mr. Lockard holds a BBA in Management Information Systems from Southern Methodist University; an MBA from The University of Texas at Dallas; and MS in Information Technology from The University of Texas at Dallas.

Mr. Lockard became a director of Greystone effective May 12, 2022. Mr. Lockard’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Larry J. LeBarre, Director

Mr. LeBarre, age 69, was President and CEO of privately-held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Robert B. Rosene, Jr., Director

Mr. Rosene, age 71, is President of Patriot Auto Group, L.L.C., which owns seven auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

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

Greystone Logistics, Inc. Board of Directors

c/o Greystone Logistics, Inc.

Attention: Corporate Secretary

1613 East 15th Street

Tulsa, Oklahoma 74120

Since the filing of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2025, there have been no material changes to the procedures by which security holders may recommend nominees to the Board.

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

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended May 31, 2025 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board meetings, prior to recommending a director for reelection.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2025, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2025 were complied with on a timely basis.

Item 11.   Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2025 and 2024:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Warren F. Kruger,	2025	$369,231	$254,314	$-	$-	$37,500	$661,045
President, Chief Executive Officer and Chief Financial Officer (effective October 9, 2024)	2024	$397,500	$20,000	$-	$-	$13,200	$430,700

William Rahhal,	2025	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2024	$132,884	$10,000	$-	$-	$4,316	$147,200

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone pays compensation to members of the Board of Directors in the amount of $12,500 per meeting attended. The following table sets forth compensation paid, earned or awarded during the fiscal year ended May 31, 2025 to each of our directors, whose compensation is described above in the “2025 Summary Compensation Table.”

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2025, Greystone had 27,360,577 shares of its common stock and 0 shares of its 2003 preferred stock outstanding.

The following table sets forth certain information regarding the shares of Greystone's common stock beneficially owned as of May 31, 2025, by (i) each person known by Greystone to own beneficially 5% or more of Greystone's outstanding common stock, (ii) each of Greystone's directors and named officers, and (iii) all of Greystone's directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger	8,861,854	(5)	32.39%	-	0%	8,861,854	32.39%
Robert B. Rosene, Jr.	3,469,050	(6)	12.68%	-	0%	3,469,050	12.68%
Larry J. LeBarre	520,093	(7)	1.90%	-	0%	520,093	1.90%
Drew T. Lockard	50,000		0.18%	-	0%	50,000	*
All Directors & Officers as a Group (5 persons)	12,900,997	(8)	47.15%	-	0%	12,900,997	47.15%
Other 5% Stockholders
Topline Capital Partners, LLC 544 Euclid Street Santa Monica, CA 90402	2,404,401	(9)	8.79%	-	0%	2,404,401	8.79%

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

(4)

Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, or 27,360,577 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)

The total includes: (i) 8,592,854 shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant

(6)	The total includes: (i) 3,219,050 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant

(7)	The total includes 520,093 shares of common stock beneficially owned directly by Mr. LeBarre.

(8)

The total includes: (i) 12,400,997 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant

(9)

Based on information provided in the Schedule 13D/A filed with the SEC on February 13, 2023 by Topline Capital Management, LLC, Topline Capital Partners, LP and Collin McBirney (the “13D/A”). Per the 13D/A, the securities reported on this Schedule as beneficially owned by TCM (the “Securities”) are held by and for the benefit of the Fund. Under the definition of “beneficial ownership” in Rule 13d-3 under the Act, it is also possible that the individual general partners, executive officers, and members of the foregoing entities might be deemed the “beneficial owners” of some or all of the Securities insofar as they may be deemed to share the power to direct the voting or disposition of such Securities. TCM, as the investment manager and general partner of the Fund, and Collin McBirney, as the member-manager of TCM, may, therefore, be deemed to beneficially own the Securities held by the Fund for the purposes of Rule 13d-3 under the Act insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. This total includes 2,404,401 shares of common stock beneficially owned direct by Topline Capital Partners, LLC.

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

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, Greystone’s Chairman of the Board, President and CEO, and a significant stockholder of the Company, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2025 and 2024, Greystone purchases from TriEnda totaled $81,970 and $7,516, respectively and sales to TriEnda totaled $517,194 and $279,138, respectively. As of May 31, 2025, TriEnda owed $617,538 to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets ("Green") is an entity owned by James Kruger, a brother to Warren Kruger, Greystone's Chairman of the Board, President and CEO, and a significant stockholder of the Company. Green purchased pallets from Greystone totaling $367,965 and $240,294 in fiscal years 2025 and 2024, respectively. As of May 31, 2025, Green owed $273,345 to Greystone.

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

Item 14.   Principal Accountant Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone's independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2025 and May 31, 2024:

Fee Category	Fiscal 2025 Fees	Fiscal 2024 Fees

Audit Fees(1)	$206,133	$187,250
Audit-Related Fees	-	0
Tax Fees	-	0
All Other Fees	-	0
Total Fees	$206,133	$187,250

________________________

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone's annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2025 and May 31, 2024, respectively.

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

31.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2025 and 2024, (ii) the Consolidated Statements of Income for the years ended May 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2025 and 2024, and (v) the Notes to Consolidated Financial Statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 29, 2025	/s/ Warren F. Kruger
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

Date: August 29, 2025	/s/ Warren F. Kruger
Warren F. Kruger
Director, President and Chief Executive Office and Chief Financial Officer
(Principal Executive Officer)

Date: August 29, 2025	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 29, 2025	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 29, 2025	/s/ Drew T. Lockard
Drew T. Lockard, Director

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2025 and 2024, and the related consolidated statements of income, changes in equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma

August 29, 2025

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,	May 31,
	2025	2024
Assets
Current Assets:
Cash	$1,545,035	$5,798,641
Accounts receivable -
Trade	4,359,815	4,158,381
Related parties	890,883	265,570
Other	-	2,107,108
Inventory	3,484,038	3,871,626
Prepaid expenses	556,912	585,423
Total Current Assets	10,836,683	16,786,749
Property, Plant and Equipment, net	30,044,886	30,066,119
Right-to-use Assets	5,091,348	5,403,441
Total Assets	$45,972,917	$52,256,309

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,249,524	$2,362,212
Current portion of financing leases	4,457	19,171
Current portion of operating leases	303,815	286,221
Accounts payable and accrued expenses	4,023,920	3,670,332
Deferred revenue	22,964	840,945
Preferred dividends payable	1,610	-
Total Current Liabilities	6,606,290	7,178,881
Long-Term Debt, net of current portion and debt issuance costs	8,833,483	11,080,736
Financing Leases, net of current portion	-	3,972
Operating Leases, net of current portion	4,864,486	5,167,013
Deferred Tax Liability	5,792,349	4,844,958
Total Liabilities	26,096,608	28,275,560
Commitments and Contingencies (Note 15)
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- and 50,000 shares issued and outstanding in 2025 and 2024; liquidation preference of $0 and $5,000,000 in 2025 and 2024	-	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,879,701 and 28,279,701 shares issued 2025 and 2024; 27,360,577 and 28,279,701 shares outstanding in 2025 and 2024	2,788	2,828
Treasury Stock, at cost, 519,124 shares	(606,737)	-
Additional paid-in capital	48,113,317	53,533,272
Accumulated deficit	(27,633,059)	(29,555,356)
Total Equity	19,876,309	23,980,749
Total Liabilities and Equity	$45,972,917	$52,256,309

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended May 31,
	2025	2024

Sales	$57,869,480	$61,780,715

Cost of Sales	48,391,187	50,065,085

Gross Profit	9,478,293	11,715,630

Selling, General and Administrative Expenses	5,906,804	5,168,607

Gain on involuntary conversion (see Note 4)	(741,821)	(593,647)

Operating Income	4,313,310	7,140,670

Other Income (Expense):
Other Income	162,249	209,079
Interest Expense	(1,018,084)	(1,291,054)

Income before Income Taxes	3,457,475	6,058,695
Provision for Income Taxes	(1,106,465)	(1,031,204)
Net Income	$2,351,010	$5,027,491

Preferred Dividends	(428,713)	(587,226)

Net Income Attributable to Common Stockholders	$1,922,297	$4,440,265

Net Income Per Share of Common Stock -
Basic	$0.07	$0.16
Diluted	$0.07	$0.15

Weighted Average Shares of Common Stock Outstanding
Basic	28,063,545	28,279,701
Diluted	28,559,360	28,774,984

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended May 31, 2025 and 2024

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances, May 31, 2023	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(33,995,621)	$19,540,484

Preferred dividends, $11.75 per share	-	-	-	-	-	-	-	(587,226)	(587,226)

Net income	-	-	-	-	-	-	-	5,027,491	5,027,491

Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $9.27 per share	-	-	-	-	-	-	-	(428,713)	(428,713)

Retirement of preferred stock	(50,000)	(5)	-	-	-	-	(4,999,995)	-	(5,000,000)

Repurchase of common stock	-	-	-	-	519,124	(606,737)	-	-	(606,737)

Repurchase and retirement of common stock	-	-	(400,000)	(40)	-	-	(419,960)	-	(420,000)

Net income	-	-	-	-	-	-	-	2,351,010	2,351,010

Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Years Ended May 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,351,010	$5,027,491
Adjustments to reconcile net income to net cash provided by operating activities -
Gain on involuntary conversion	(741,821)	(593,647)
(Gain) loss on disposition of assets	(43,027)	43,601
Depreciation and amortization	5,772,850	5,736,342
Change in deferred taxes	947,391	939,679
Increase in trade accounts receivable	540,387	1,037,142
Increase in other accounts receivable	2,107,108	-
Decrease in related parties receivable	(625,313)	(209,020)
Increase (Decrease) in inventory	387,588	(690,273)
Operating lease expense	26,464	25,473
Increase (Decrease) in prepaid expenses	28,511	(56,460)
Increase in accounts payable and accrued expenses	354,282	316,706
Increase (Decrease) in deferred revenue	(817,981)	817,938
Net cash provided by operating activities	10,287,449	12,394,972

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,753,429)	(2,801,378)
Proceeds from sale of property, plant and equipment	50,000	-
Net cash used in investing activities	(5,703,429)	(2,801,378)
Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	(2,383,786)	(2,256,179)
Principal payments on revolving loan	-	(1,500,000)
Payments for retirement of preferred stock	(5,000,000)	-
Repurchase of common stock	(606,737)	-
Repurchase and retirement of common stock	(420,000)	-
Payments for debt issue costs	-	(13,085)
Dividends paid on preferred stock	(427,103)	(721,640)
Net cash used in financing activities	(8,837,626)	(4,490,904)

Net Increase (Decrease) in Cash	(4,253,606)	5,102,690
Cash, beginning of period	5,798,641	695,951

Cash, end of period	$1,545,035	$5,798,641

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2025 and 2024

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

Accounts Receivable and Allowance for Uncollectible Accounts

Greystone records its accounts receivable at their face value less an allowance for credit losses in an amount sufficient to absorb losses inherent in its accounts receivable portfolio based on projected expected credit losses. Greystone evaluates its accounts receivable and establishes an allowance for uncollectible accounts based on a combination of specific customer circumstances, credit conditions and history of collections, and current economic conditions. There was no allowance for credit loss at May 31, 2025 and 2024.

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

In accordance with Accounting Standards Codification (ASC) 842, Greystone has made accounting policy elections to not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less and to combine lease and non-lease components. The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense. Short-term leases include equipment, real estate and vehicles. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

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

Reclassifications

Certain reclassifications have been made to the 2024 consolidated financial statements to conform to the 2025 consolidated financial statements presentation. These reclassifications ad no effect on net earnings.

Note 2.	EARNINGS PER SHARE

Basic and diluted earnings per share of common stock for the years ended May 31, are as follows:

Basic earnings per share of common stock:
	May 31,	May 31,
	2025	2024

Numerator -
Net income attributable to common stockholders	$1,922,297	$4,440,265
Denominator -
Weighted-average shares outstanding - basic	28,063,545	28,279,701
Income per share of common stock - basic	$0.07	$0.16

Diluted earnings per share of common stock:
Numerator -
Net income attributable to common stockholders	$1,922,297	$4,440,265
Denominator -
Weighted-average shares outstanding - basic	28,063,545	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	495,815	495,283
Weighted average common stock outstanding - diluted	28,559,360	28,774,984
Income per share of common stock - diluted	$0.07	$0.15

Greystone's Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings per share for the fiscal year 2024 as the effect would have been antidilutive. As of May 31, 2025, all preferred stock had been retired and was therefore not included in the computation.

Note 3.	INVENTORY

Inventory consists of the following as of May 31:

	May 31,	May 31,
	2025	2024
Raw materials	$2,137,159	$2,040,348
Finished goods	1,346,879	1,831,278
Total inventory	$3,484,038	$3,871,626

Note 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	May 31,	May 31,
	2025	2024
Production machinery and equipment	$71,908,843	$68,532,989
Plant buildings and land	3,930,207	2,289,233
Leasehold improvements	2,370,743	1,658,751
Furniture and fixtures	542,057	542,057
	78,751,850	73,023,030
Less: Accumulated depreciation and amortization	(48,706,964)	(42,956,911)
Net Property, Plant and Equipment	$30,044,886	$30,066,119

Property, plant and equipment includes production equipment with a carrying value of $39,925 and $812,532 which had not been placed in service as of May 31, 2025 and 2024, respectively.

Depreciation and amortization expense for the fiscal years ended May 31, 2025 and 2024, was $5,767,963 and $5,730,731, respectively.

In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. As of May 31, 2024, the Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647 for the fiscal year ended May 31, 2024. The insurer and Company finalized the claim value for the inventory as well as a prior claim for equipment damage from an electrical storm occurring in December 2022, resulting in an additional gain from the involuntary conversion of $741,821 for the year ended May 31, 2025. All amounts owed related to these claims, reflected in other receivables as of May 31, 2024 on the consolidated balance sheets, were fully funded during the second quarter of fiscal year 2025 by the insurer.

Note 5.	LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024
Term loans dated July 29, 2022, payable to International Bank of
Commerce, prime rate of interest plus 0.5% but not less than 4.50% maturing July 29, 2027	$10,502,754	$12,519,501
Term loan payable to First Interstate Bank, interest rate of 3.70% monthly principal and interest payments of $27,593, due March 19, 2025, secured by certain equipment	-	271,061
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	666,588	709,916
Other	-	33,964
Total long-term debt	11,169,342	13,534,442
Debt issuance costs, net of amortization	(86,335)	(91,494)
Total debt, net of debt issuance costs	11,083,007	13,442,948
Less: Current portion of long-term debt	(2,249,524)	(2,362,212)
Long-term debt, net of current portion	$8,833,483	$11,080,736

As of May 31, 2025, the prime rate of interest was 7.50%.

Debt Issuance Costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheets as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $5,159 and $453 for the years ended May 31, 2025 and 2024, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and IBC entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans and provide additional funding for the purchase of equipment and renewal of the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan has an interest rate of the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025 or prime rate of interest plus 0.50% (8% as of February 28, 2025) and a maturity date of February 5, 2026. As of May 31, 2025, Greystone’s available revolving loan borrowing capacity was approximately $5,200,000.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of May 31, 2025, the aggregate payments for the IBC term loans are approximately $250,000 per month.

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

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Borrowers.  Warren F. Kruger, President and CEO, and Robert B. Rosene, Jr. have provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. Mr. Kruger’s guarantee is limited to 32.4% of all debt obligations to IBC. Mr. Rosene’s limited guaranty is the lesser of (i) $3,500,000 less all amounts paid on the principal amount of the loans after the date of the agreement excluding payments on the revolver and (ii) the amount owed to IBC of the loans outstanding from time to time including accrued interest and fees. During 2025, Mr. Rosene was released from his limited guaranty in accordance with the IBC Restated Loan Agreement.

On February 5, 2024, Greystone and IBC entered into a Second Amendment to the Amended and Restated Loan Agreement. Among other things, the primary terms extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026. In addition, distributions to holders of its preferred stock was raised to $1,000,000. IBC authorized the Greystone stock repurchase plan not to exceed $1,000,000.

On January 14, 2025, Greystone and IBC entered into a Third Amendment to the Amended and Restated Loan Agreement. The amendment served to limit repurchase of equity interests in Greystone Logistics in an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026.

A waiver was obtained related to the current year preferred and common stock repurchases being in excess of the maximum allowable under the credit agreement.

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

Maturities

Maturities of Greystone’s long-term debt for the five years subsequent to May 31, 2025, are $2,122,210, $2,305,530, $6,223,688, and $517,914 with $0 due thereafter.

Note 6.	LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	May 31,	May 31,
	2025	2024
Non-cancellable financing leases	$4,457	$23,143
Less: Current portion	(4,457)	(19,171)
Non-cancellable financing leases, net of current portion	$-	$3,972

The production equipment under the non-cancelable financing leases as of May 31, 2025 and 2024 was as follows:

	May 31,	May 31,
	2025	2024
Production equipment under financing leases	$24,431	$176,565
Less: Accumulated amortization	(17,509)	(119,759)
Production equipment under financing leases, net	$6,922	$56,806

Amortization of the carrying amount of the assets was $4,887 and $24,312 for the years ended May 31, 2025 and 2024, respectively. The amortization was included in depreciation and amortization expense.

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

The outstanding liability for right to use assets under operating leases as of May 31, 2025 and 2024 is as follows:

	May 31,	May 31,
	2025	2024
Liability under operating leases	$5,168,301	$5,453,234
Less: Current portion	(303,815)	(286,221)
Long-term portion of liability under operating leases	$4,864,486	$5,167,013

Lease Summary Information

For the years ended May 31, 2025 and 2024, a summary of lease activity follows:

	May 31,	May 31,
	2025	2024
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$4,887	$24,312
Interest on lease liabilities	487	1,719
Operating lease expense	636,755	609,976
Short-term lease expense	1,506,817	1,512,438
Total	$2,148,946	$2,148,445

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$487	$26,031
Financing cash flows	$18,686	$37,342
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$610,291	$583,807
Right-of-use assets obtained in exchange for lease liability -
Operating leases	$-	$354,041
Weighted-average remaining lease term (in years) -
Financing leases	0.7	1.2
Operating leases	11.7	12.7
Weighted-average discount rate -
Financing leases	3.0%	4.0%
Operating leases	6.1%	6.1%

Future minimum lease payments under non-cancelable operating and financing leases as of May 31, 2025, are approximately:

	Financing	Operating
	Leases	Leases
Twelve months ending May 31, 2026	$4,513	$609,000
Twelve months ending May 31, 2027	-	609,000
Twelve months ending May 31, 2028	-	631,300
Twelve months ending May 31, 2029	-	635,760
Twelve months ending May 31, 2030	-	604,510
Thereafter	-	4,158,580
Total future minimum lease payments	4,513	7,248,150
Less: Imputed interest	55	2,079,849
Present value of minimum lease payments	$4,457	$5,168,301

Note 7.	REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico and other Central America countries which totaled 1.7% and 1.6% of total sales in fiscal years 2025 and 2024, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2025 and 2024, respectively, were as follows:

	2025	2024
End-user customers	70%	82%
Distributors	30%	18%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to customers. Customer advances received totaled approximately $0 and $818,000 in fiscal years 2025 and 2024, respectively. The unrecognized balance of deferred revenue as of May 31, 2025 and 2024, was $22,964 and $840,945, respectively. The Company recognized $817,981 and $0 as revenue related to advances during the years ended May 31, 2025 and 2024, respectively. At June 1, 2023, accounts receivable and deferred revenue was $4,857,504 and $23,007, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,457,200 were paid in fiscal years 2025 and 2024.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $75,000 and $73,950 for fiscal years 2025 and 2024, respectively.

Transactions with Greystone Real Estate, L.L.C.

Greystone Real Estate, L.L.C. (“GRE”) owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors. During fiscal year 2025 and 2024, Greystone made total rental payments of $534,000 per year to GRE.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2025 and 2024, Greystone purchases from TriEnda totaled $81,970 and $7,516, respectively, and sales to TriEnda totaled $517,194 and $279,138, respectively. As of May 31, 2025 and 2024, TriEnda owed $617,538 and $143,290, respectively, to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets ("Green") is an entity owned by James Kruger, a brother to Warren Kruger, Greystone's President and CEO. Green purchased pallets from Greystone totaling $367,965 and $240,294 in fiscal years 2025 and 2024, respectively. As of May 31, 2025 and 2024, Green owed $273,345 and $122,280, respectively, to Greystone.

Note 9.	INCOME TAXES

Deferred taxes as of May 31, 2025 and 2024 are as follows:

	May 31,	May 31,
	2025	2024
Deferred tax asset:
Net operating loss carryforward	$-	$1,051,595
Other	179,295	57,293
Total deferred tax asset	179,295	1,108,888
Deferred tax liability:
Depreciation and amortization recognized for tax in excess of financial	(4,804,317)	(5,160,509)
Deferred rent adjustments	(1,167,327)	-
Valuation allowance	-	(793,337)
Net deferred tax liability	$(5,792,349)	$(4,844,958)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will be able to realize the full effect of the deferred tax assets as of May 31, 2025, and, accordingly, no valuation allowance was recorded. As of May 31, 2024, management determined that Greystone will not be able to realize the full effect of deferred taxes and a valuation allowance of $793,337 was recorded. All remaining NOLs are anticipated to expire or be utilized during the current fiscal year.

The net change in deferred taxes for the year ended May 31, 2025 and 2024, is as follows:

	2025	2024
Net operating loss carryforward	$(1,051,595)	$(1,033,000)
Depreciation and amortization, tax reporting in excess of financial	356,192	(11,073)
Interest expense carryforward	-	(172,126)
Deferred rent adjustments	(1,167,327)	-
Valuation allowance	793,337	251,024
Other	122,002	25,496
Net change	$(947,391)	$(939,679)

The provision for income taxes as of May 31, 2025 and 2024 consists of the following:

	2025	2024
Current income tax:
Federal	$110,115	$282,153
State	48,959	(190,628)
Deferred income tax	947,391	939,679
Provision for income taxes	$1,106,465	$1,031,204

Greystone's provision for income taxes for the years ended May 31, 2025 and 2024 differs from the federal statutory rate as follows:

	2025	2024
Tax provision using statutory rates	21%	21%
State income taxes	6	8
Permanent differences	8	-
Change in state rates	0	(10)
Change in valuation allowance	(3)	(2)
Tax provision per consolidated financial statements	32%	17%

Note 10.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% (10.75% as of May 31, 2025) and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holders of the preferred stock have been granted certain voting rights so that such holder has the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends are limited under the IBC Restated Loan Agreement, see Note 5, and must be fully paid before a dividend on the common stock may be paid. As of May 31, 2025, the Company has paid $5,000,000 to retire all outstanding preferred shares.

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

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is an Internal Revenue Code of 1986, as amended, Section 401(k) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(k) plan. Greystone’s contributions to the 401(k) plan totaled $295,075 and $292,361 in the fiscal years ended May 31, 2025 and 2024, respectively.

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2025 and 2024, the carrying amounts reported in the consolidated balance sheets approximate fair value for the variable and fixed rate loans.

Note 13.	SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2025 and 2024:

	2025	2024
Non-cash investing and financing activities:
Right of use assets under operating leases	$-	$354,041
Equipment in Accounts Payable	$-	$161,280
Preferred dividend accrual	$1,610	$-
Supplemental information:
Interest paid	$1,029,076	$1,291,938
Income taxes paid	$149,393	$-

Note 14.	CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2025 and 2024, Greystone’s major customers, varying from three to four, accounted for approximately 76% and 81% of total sales, respectively.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content of the pallet. Most of these purchases are from one of Greystone’s major customers which totaled approximately $627,000 and $769,000 in fiscal years 2025 and 2024, respectively.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 15.	COMMITMENTS

As of May 31, 2025, Greystone had outstanding commitments totaling $39,925 for the acquisition of equipment.