Form 10-Q
period 2025-08-31
GREYSTONE LOGISTICS, INC.
filed 2025-10-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

October 15, 2025 - 27,270,271

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2025	2025
Assets
Current Assets:
Cash	$2,339,269	$1,545,035
Accounts receivable -
Trade	2,561,555	4,359,815
Related parties	794,183	890,883
Inventory	3,475,157	3,484,038
Prepaid expenses	365,928	556,912
Total Current Assets	9,536,092	10,836,683
Property, Plant and Equipment, net	29,114,385	30,044,886
Right-to-use Assets	5,010,423	5,091,348
Total Assets	$43,660,900	$45,972,917

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$2,324,241	$2,249,524
Current portion of financing leases	2,982	4,457
Current portion of operating leases	308,732	303,815
Accounts payable and accrued expenses	3,907,165	4,023,920
Deferred revenue	22,964	22,964
Preferred dividends payable	-	1,610
Total Current Liabilities	6,566,084	6,606,290
Long-Term Debt, net of current portion and debt issuance costs	8,213,566	8,833,483
Operating Leases, net of current portion	4,785,433	4,864,486
Deferred Tax Liability	5,441,677	5,792,349
Total Liabilities	25,006,760	26,096,608
Commitments and Contingencies (Note 12)
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,879,701 shares issued; 27,270,701 and 27,360,577 shares outstanding in August 31, 2025 and May 31, 2025, respectively	2,788	2,788
Treasury Stock, at cost, 609,000 and 519,124 shares at August 31, 2025 and May 31, 2025, respectively	(729,884)	(606,737)
Additional paid-in capital	48,113,317	48,113,317
Accumulated deficit	(28,732,081)	(27,633,059)
Total Equity	18,654,140	19,876,309
Total Liabilities and Equity	$43,660,900	$45,972,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended August 31, 2025 and 2024
(Unaudited)

	2025	2024

Sales	$10,732,573	$13,460,647

Cost of Sales	10,414,230	11,557,753

Gross Profit	318,343	1,902,894

Selling, General and Administrative Expenses	1,543,327	1,820,191

Gain on Involuntary Conversions (Note 4)	-	(741,821)

Operating Income (Loss)	(1,224,984)	824,524

Other Income (Expense):
Other Income	5,119	19,389
Interest Expense	(229,829)	(294,709)

Income (Loss) before Income Taxes	(1,449,694)	549,204

Benefit (Provision) for Income Taxes	350,672	(213,750)

Net Income (Loss)	$(1,099,022)	$335,454

Preferred Dividends	-	(148,082)

Net Income (Loss) Attributable to Common Stockholders	$(1,099,022)	$187,372

Net Income (Loss) Per Share of Common Stock -
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	27,278,050	28,279,701
Diluted	27,774,105	28,775,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Three Months Ended August 31, 2025 and 2024
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $2.96 per share	-	-	-	-	-	-	-	(148,082)	(148,082)

Net income	-	-	-	-	-	-	-	335,454	335,454

Balances, August 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,367,984)	$24,168,121

Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

Repurchase of common stock	-	-	-	-	89,876	(123,147)	-	-	(123,147)

Net loss	-	-	-	-	-	-	-	(1,099,022)	(1,099,022)

Balances, August 31, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(28,732,081)	$18,654,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(1,099,022)	$335,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Gain on involuntary conversion	-	(741,821)
Depreciation and amortization	1,530,669	1,264,911
Change in deferred taxes	(350,672)	213,750
Effects of changes in operating assets and liabilities:
Trade accounts receivable	1,798,260	1,766,762
Related parties receivable	96,700	(221,578)
Inventory	8,881	149,197
Operating lease expense	6,789	-
Prepaid expenses	190,984	(5,167)
Accounts payable and accrued expenses	(274,324)	156,758
Deferred revenue	-	(817,981)
Net cash provided by operating activities	1,908,265	2,100,285

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(441,739)	(3,335,901)
Net cash used in investing activities	(441,739)	(3,335,901)
Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	(547,535)	(581,777)
Repurchase of common stock	(123,147)	-
Dividends paid on preferred stock	(1,610)	(96,575)
Net cash used in financing activities	(672,292)	(678,352)

Net Increase (Decrease) in Cash	794,234	(1,913,968)
Cash, beginning of period	1,545,035	5,798,641

Cash, end of period	$2,339,269	$3,884,673

	2025	2024
Non-Cash Activities:
Preferred dividend accrual	$-	$51,507
Capital expenditures in accounts payable	$157,569	$272,750
Supplemental Information:
Interest paid	$218,207	$293,478

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2025, and the results of its operations and cash flows for the three months ended August 31, 2025 and 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2025, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the three months ended August 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone's Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted earnings (loss) per share for the three months ended August 31, 2024 as the effect would have been antidilutive. As of May 31, 2025, all preferred stock had been retired and was therefore not included in the computation for the three months ended August 31, 2025.

The following tables set forth the computation of basic and diluted earnings (loss) per share for the three months ended August 31:

	2025	2024
Basic earnings (loss) per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(1,099,022)	$187,372
Denominator -
Weighted-average shares outstanding - basic	27,278,050	28,279,701
Income (loss) per share of common stock - basic	$(0.04)	$0.01

Diluted earnings (loss) per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(1,099,022)	$187,372
Denominator -
Weighted-average shares outstanding - basic	27,278,050	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	496,055	496,295
Weighted average common stock outstanding - diluted	27,774,105	28,775,996
Income (Loss) per share of common stock - diluted	$(0.04)	$0.01

Note 3. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2025	2025
Raw materials	$2,650,408	$2,137,159
Finished goods	824,749	1,346,879
Total inventory	$3,475,157	$3,484,038

Note 4. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	August 31,	May 31,
	2025	2025
Production machinery and equipment	$72,350,582	$71,908,843
Plant buildings and land	3,930,207	3,930,207
Leasehold improvements	2,528,312	2,370,743
Furniture and fixtures	542,057	542,057
	79,351,158	78,751,850
Less: Accumulated depreciation and amortization	(50,236,773)	(48,706,964)
Net Property, Plant and Equipment	$29,114,385	$30,044,886

Property, plant and equipment includes production equipment with a carrying value of $374,077 as of August 31, 2025, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2025 and 2024 was $1,529,809 and $1,256,831, respectively.

In February 2024, one of the Company’s storage warehouses caught fire with damage to finished goods inventory valued at $1,326,752 and the building with a net book value of $161,850. As of May 31, 2024, the Company recorded an insurance receivable of $2,058,602 as an estimate for damage to the inventory and building, which resulted in a gain from the involuntary conversion of $593,647 for the fiscal year ended May 31, 2024. The insurer and the Company finalized the claim value for the inventory as well as a prior claim for equipment damage from an electrical storm occurring in December 2022, resulting in an additional gain from the involuntary conversion of $741,821 for the year ended May 31, 2025. All amounts owed related to these claims were fully funded during the second quarter of fiscal 2025 by the insurer.

Note 5. Related Party Transactions

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for use of grinding equipment and pelletizing equipment. Total rent expense was $357,500 for each of the three months ended August 31, 2025 and 2024.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $21,788 for each of the three months ended August 31, 2025 and 2024.

Transactions with Greystone Real Estate, L.L.C.

Greystone Real Estate, L.L.C. (“GRE”) owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. Rental payments to GRE totaled $133,500 for each of the three months ended August 31, 2025 and 2024.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the three months ended August 31, 2025 and 2024, Greystone purchases from TriEnda totaled $259 and $42,840, respectively, and sales to TriEnda totaled $14,414 and $269,504, respectively. As of August 31, 2025 and May 31, 2025, TriEnda owed $592,563 and $617,538, respectively, to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity that is owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $103,275 and $46,920 during the three months ended August 31, 2025 and 2024, respectively. As of August 31, 2025 and May 31, 2025, Green owed $201,620 and $273,345, respectively, to Greystone.

Note 6. Long-term Debt

Debt as of August 31, 2025 and May 31, 2025 was as follows:

	August 31, 2025	May 31, 2025
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50% maturing July 29, 2027	$9,968,888	$10,502,754
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	654,394	666,588
Total long-term debt	10,623,282	11,169,342
Debt issuance costs, net of amortization	(85,475)	(86,335)
Total debt, net of debt issuance costs	10,537,807	11,083,007
Less: Current portion of long-term debt	(2,324,241)	(2,249,524)
Long-term debt, net of current portion	$8,213,566	$8,833,483

Debt issuance costs consist of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $860 and $1,290 for the three months ended August 31, 2025 and 2024, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans and provide additional funding for the purchase of equipment and renewal of the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan has an interest rate of the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025 or prime rate of interest plus 0.50% (8.00% as of August 31, 2025) and a maturity date of February 5, 2026. As of August 31, 2025, Greystone’s available revolving loan borrowing capacity was approximately $3,630,000.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of August 31, 2025, the aggregate payments for the IBC term loans are approximately $250,000 per month.

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

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Borrowers.  Warren F. Kruger, the Company’s President and CEO, and Robert B. Rosene, Jr., a member of the Company’s Board of Directors and a member of the board for IBC, have provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. Mr. Kruger’s guarantee is limited to 32.4% of all debt obligations to IBC. Mr. Rosene’s limited guaranty is the lesser of (i) $3,500,000 less all amounts paid on the principal amount of the loans after the date of the agreement excluding payments on the revolver and (ii) the amount owed to IBC of the loans outstanding from time to time including accrued interest and fees. During the year ended May 31, 2025, Mr. Rosene was released from his guaranty in accordance with the IBC Restated Loan Agreement.

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

On January 14, 2025, Greystone and IBC entered into a Third Amendment to the Amended and Restated Loan Agreement. The amendment served to limit the repurchase of equity instruments in Greystone Logistics in an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026.

A waiver was obtained related to the preferred and common stock repurchases being in excess of the maximum allowable under the credit agreement.

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

Maturities

Maturities of Greystone’s long-term debt for the years subsequent to August 31, 2025, are $2,324,241, $7,746,680, and $552,361.

Note 7. Leases

Financing Leases

The outstanding liability for financing leases is as follows:

	August 31,	May 31,
	2025	2025
Non-cancelable financing leases	$2,982	$4,457
Less: Current portion	(2,982)	(4,457)
Non-cancelable financing leases, net of current portion	$-	$-

The production equipment under the non-cancelable financing leases is as follows:

	August 31,	May 31,
	2025	2025
Production equipment under financing leases	$24,431	$24,431
Less: Accumulated amortization	(18,730)	(17,509)
Production equipment under financing leases, net	$5,701	$6,922

Amortization of the carrying amount of $1,222 and $4,045 was included in depreciation and amortization expense for the three months ended August 31, 2025 and 2024, respectively.

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

Greystone has two non-cancellable operating leases for (i) two buildings owned by GRE with a 120-month term, a 60-month renewal option and a discount rate of 6.0%, escalating rent payments at 5% every 5 years and (ii) the corporate offices located in Tulsa, OK with a 72-month lease and a discount rate of 8.5%, and lease is with a related party.

The outstanding liability for right to use assets under operating leases is as follows:

	August 31,	May 31,
	2025	2025
Liability under operating leases	$5,094,165	$5,168,301
Less: Current portion	(308,732)	(303,815)
Long-term portion of liability under operating leases	$4,785,433	$4,864,486

Lease Summary Information

Lease summary information as of and for the three-month periods ending is as follows:

	August 31,	August 31,
	2025	2024
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$1,222	$4,045
Interest on lease liabilities	29	203
Operating lease expense	159,040	159,635
Short-term lease expense	387,873	385,095
Total	$548,164	$548,978

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$29	$203
Financing cash flows	$1,474	$5,656
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$152,250	$153,541
Weighted-average remaining lease term (in years) -
Financing leases	0.4	1.0
Operating leases	11.5	12.5
Weighted-average discount rate -
Financing leases	3.0%	3.9%
Operating leases	6.1%	6.1%

Future minimum lease payments under non-cancelable leases as of August 31, 2025, are approximately:

	Financing	Operating
	Leases	Leases
Twelve months ending August 31, 2026	$3,009	$609,000
Twelve months ending August 31, 2027	-	611,230
Twelve months ending August 31, 2028	-	635,760
Twelve months ending August 31, 2029	-	635,760
Twelve months ending August 31, 2030	-	585,760
Thereafter	-	4,018,390
Total future minimum lease payments	3,009	7,095,900
Less: Imputed interest	27	2,001,735
Present value of minimum lease payments	$2,982	$5,094,165

Note 8. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Revenue related to prior advances totaled $0 and $817,981 during the three months ended August 31, 2025 and 2024, respectively. The unrecognized balance of deferred revenue at both August 31, 2025 and May 31, 2025, was $22,964.

Note 9. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico, and other Central America countries which totaled approximately $266,000 and $170,000 during the three months ended August 31, 2025 and 2024, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the three months ended August 31, 2025 and 2024, respectively, were as follows:

	2025	2024
End-user customers	75%	76%
Distributors	25%	24%

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

Note 11. Concentrations, Risks and Uncertainties

Greystone derived approximately 63% and 76% of its total sales during the three months ended August 31, 2025 and 2024, respectively, from a limited number of customers, generally ranging from 1 to 4. The loss of a material amount of business from one or more of these customers could have a material adverse effect on Greystone.

Greystone purchases damaged pallets from its customers at a price based on the value of the raw material content in the pallet. A majority of these purchases, totaling $143,747 and $189,156 during the three months ended August 31, 2025 and 2024, respectively, is from one of its major customers.

Note 12. Commitments

As of August 31, 2025, Greystone had commitments totaling $139,218 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which was filed with the Securities and Exchange Commission on August 29, 2025, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the three months ended August 31, 2025, are not necessarily indicative of the results for the fiscal year ending May 31, 2026. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time equivalents of approximately 143 and 168 regular employees and 49 and 72 temporary employees as of August 31, 2025 and 2024, respectively. Full-time equivalent is a measure based on time worked.

Three Months Ended August 31, 2025 Compared to Three Months Ended August 31, 2024

Sales

Sales for the three months ended August 31, 2025, were $10,732,573 compared to $13,460,647 for the three months ended August 31, 2024, representing a decrease of $2,728,074, or 20%. Sales decreased primarily due to reductions of approximately $3.2 million across six existing customers, each with declines of $100,000 or more. These were partially offset by increases totaling approximately $445,000 from two other existing customers, also with individual increases of $100,000 or more. Additional miscellaneous fluctuations among other existing customers contributed to the overall change. No significant new or lost customers were reported during the period.

Greystone’s major customers, varying from one to four, accounted for approximately 63% of total sales during the three months ended August 31, 2025 and 2024, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the three months ended August 31, 2025, was $10,414,230, or 97% of sales, compared to $11,557,753, or 86% of sales, for the three months ended August 31, 2024. The increase in the ratio of cost of sales to sales for the three months ended August 31, 2025, over the prior period was primarily the result of reduced production during the three months ended August 31, 2025. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced, specifically, the Company capitalized significantly less overhead costs as fewer pallets were produced.

Gross Profit

Gross profit for the three months ended August 31, 2025, was $318,343, or 3%. of sales, compared to $1,902,894, or 14% of sales, for the three months ended August 31, 2024. The principal reason for decrease in gross profit margin for the three months ended August 31, 2025, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,543,327, or 14% of sales, for the three months ended August 31, 2025 compared to $1,820,191, or 14% of sales, for the three months ended August 31, 2024, representing a decrease of $276,864. The decrease is primarily due to bonuses paid during the three months ended August 31, 2024 that did not reoccur in the three months ended August 31, 2025.

Gain from Involuntary Conversion

During the three months ended August 31, 2024, the Company and the insurer agreed on the amount of settlements on certain casualty losses occurring in fiscal years 2024 and 2023. The payments resulted in a gain of $741,821 recorded in the first quarter of fiscal year 2025, this did not reoccur in the first quarter of fiscal year 2026.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $5,119 and $19,389 for the three months ended August 31, 2025 and 2024.

Interest expense was $229,829 for the three months ended August 31, 2025, compared to $294,709 for the three months ended August 31, 2024, representing a decrease of $64,880. This decrease is due to the continuing payments on the principal of outstanding debt as well as reductions in the prime rate of interest which was 7.5% at August 31, 2025, compared to 8.5% at August 31, 2024.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $350,672 and $(213,750) for the three months ended August 31, 2025 and 2024, respectively. The significant change in provision primarily reflects a shift from taxable income in 2024 to a pretax loss in 2025. As a result, the current year provision reflects an income tax benefit associated with the pretax loss, whereas the prior year included income tax expense related to taxable earnings. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net loss of $1,099,022 for the three months ended August 31, 2025, compared to net income of $335,454 for three months ended August 31, 2024, primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss attributable to common stockholders for the three months ended August 31, 2025, was $1,099,022 or $0.04 per share, compared to net income attributable to common stockholders of $187,372, or $0.01 per share, for the three months ended August 31, 2024, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2025, was as follows:

Cash provided by operating activities	$1,908,265
Cash used in investing activities	$(441,739)
Cash used in financing activities	$(672,292)

The contractual obligations and rents of Greystone as of August 31, 2025 were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Long-term debt	$10,623,282	$2,324,241	$8,299,041	$-	$-
Financing leases	$2,982	$2,982	$-	$-	$-
Operating leases	$7,095,900	$609,000	$1,246,990	$1,221,520	$4,018,390
Commitments	$139,218	$139,218	$-	$-	$-

Greystone had a working capital of $2,970,008 as of August 31, 2025.

Greystone’s principal long-term debt obligations include a $6,000,000 revolving line of credit and several term notes with various maturities. To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2025, Greystone will have to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial portion of debt financing that Greystone has received through August 31, 2025, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so, or that they will do so on terms that are acceptable to Greystone.

During the third and fourth quarter of fiscal year 2025, the Company paid $5,000,000 to retire all shares of preferred stock. Prior to retiring, Greystone has 50,000 outstanding shares of cumulative 2003 preferred stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during the three months ended August 31, 2025 and 2024 of $1,610 and $96,575, respectively. Preferred stock dividend payments to the holders of its preferred stock were allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

During the year ended May 31, 2025, the Company repurchased 519,124 shares of its common stock for an aggregate amount of $606,737 under a share repurchase program announced by the Board on June 28, 2024. During the first quarter of fiscal 2026, covering the three-month period ended August 31, 2025, the Company repurchased an additional 89,876 shares for $123,147 under the same program. As disclosed in the Form 8-K filed on June 28, 2024, the Board’s intent in authorizing the program was to employ strategic buybacks as a means of enhancing shareholder value.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Based on this, management has determined that Greystone will be able to realize the full effect of the deferred tax assets as of August 31, 2025 and May 31, 2025, and, accordingly, no valuation allowance was recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of August 31, 2025, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective as of August 31, 2025, as a result of a weakness in the design of internal controls over financial reporting identified below.

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

During the three months ended August 31, 2025, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2A. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 2B. Share Repurchase Disclosure

Under the stock repurchase program, the Company may repurchase shares from time to time in the open market at prevailing market prices, pursuant to one or more Rule b5-1 plans, or otherwise. Repurchases under the stock repurchase program will be in accordance with the terms of Rule 10b-19 promulgated under the Securities Exchange Act of 1934, as amended, and will be made in accordance with applicable laws and regulations in effect from time to time. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including its assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet to Be purchased Under the Share Repurchased Program Remaining Shares Authorized Under the Plan
6/1/2025-6/30/2025	80,876	1.32	80,876	285,576
7/1/2025-7/31/2025	-	-	-	285,576
8/1/2025-8/31/2025	9,000	1.19	9,000	274,752

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Clawback Policy Disclosure

During the quarter ended August 31, 2025, the Company did not identify any accounting restatements that would trigger a recovery of incentive-based compensation under its clawback policy adopted pursuant to Rule 10D-1 of the Securities Exchange Act of 1934. Accordingly, no recoveries were made during the period. The Company has performed a recovery analysis in accordance with its clawback policy and determined that no incentive-based compensation was subject to recovery during the applicable period.

Cybersecurity Incident Disclosure

During the quarter ended August 31, 2025, the Company did not identify any material cybersecurity incidents. The Company continues to monitor and manage cybersecurity risks through its established governance and risk management framework.

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release issued by the registrant on June 28, 2024.
101.INS*	Inline XBRL Instance Document.
10. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 15, 2025	/s/ Warren F. Kruger
Warren F. Kruger, Director, President, Chief
Executive Officer and Chief Financial Officer (Principal Executive Officer)