Form 10-Q
period 2025-11-30
GREYSTONE LOGISTICS, INC.
filed 2026-01-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

January 14, 2026 – 27,270,271

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended November 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	November 30,	May 31,
	2025	2025
Assets
Current Assets:
Cash	$919,925	$1,545,035
Accounts receivable -
Trade	1,490,472	4,359,815
Related parties	562,554	890,883
Inventory	2,813,518	3,484,038
Prepaid expenses	1,109,960	556,912
Total Current Assets	6,896,429	10,836,683
Property, Plant and Equipment, net	28,568,828	30,044,886
Right-to-use Assets	4,928,299	5,091,348
Total Assets	$40,393,556	$45,972,917

Liabilities and Equity
Current Liabilities:
Current portion of revolver loan	$900,000	$-
Current portion of long-term debt	2,372,978	2,249,524
Current portion of financing leases	1,485	4,457
Current portion of operating leases	313,730	303,815
Accounts payable and accrued expenses	2,290,885	4,023,920
Deferred revenue	22,964	22,964
Preferred dividends payable	-	1,610
Total Current Liabilities	5,902,042	6,606,290
Long-Term Debt, net of current portion and debt issuance costs	7,616,251	8,833,483
Operating Leases, net of current portion	4,705,101	4,864,486
Deferred Tax Liability	5,580,117	5,792,349
Total Liabilities	23,803,511	26,096,608
Commitments and Contingencies (Note 12)
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,879,701 shares issued; 27,270,701 and 27,360,577 shares outstanding in November 30, 2025 and May 31, 2025, respectively	2,788	2,788
Treasury Stock, at cost, 609,000 and 519,124 shares at November 30, 2025 and May 31, 2025, respectively	(729,884)	(606,737)
Additional paid-in capital	48,113,317	48,113,317
Accumulated deficit	(30,796,176)	(27,633,059)
Total Equity	16,590,045	19,876,309
Total Liabilities and Equity	$40,393,556	$45,972,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024

Sales	$18,501,617	$25,595,894

Cost of Sales	18,430,156	22,312,466

Gross Profit	71,461	3,283,428

Selling, General and Administrative Expenses	2,987,681	3,181,148

Gain on involuntary conversion (see Note 5)	-	(741,821)

Operating Income (Loss)	(2,916,220)	844,101

Other Income (Expense):
Other Income	9,388	70,470
Interest Expense	(468,517)	(570,081)

Income (Loss) before Income Taxes	(3,375,349)	344,490

Benefit (Provision) for Income Taxes	212,232	(213,750)

Net Income (Loss)	$(3,163,117)	$130,740

Preferred Dividends	-	(288,665)

Net Loss Attributable to Common Stockholders	$(3,163,117)	$(157,925)

Net Loss Per Share of Common Stock -
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)

Weighted Average Shares of Common Stock Outstanding
Basic	27,274,375	28,279,701
Diluted	27,274,375	28,279,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024

Sales	$7,769,044	$12,135,247

Cost of Sales	8,119,543	10,754,713

Gross Profit (Loss)	(350,499)	1,380,534

Selling, General and Administrative Expenses	1,340,737	1,360,957

Operating Income (Loss)	(1,691,236)	19,577

Other Income (Expense):
Other Income	4,269	51,081
Interest Expense	(238,688)	(275,372)

Loss before Income Taxes	(1,925,655)	(204,714)

Benefit (Provision) for Income Taxes	(138,440)	-

Net Loss	$(2,064,095)	$(204,714)

Preferred Dividends	-	(140,583)

Net Loss Attributable to Common Stockholders	$(2,064,095)	$(345,297)

Net Loss Per Share of Common Stock -
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted Average Shares of Common Stock Outstanding
Basic	27,270,701	28,279,701
Diluted	27,270,701	28,279,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Six Months Ended November 30, 2025 and 2024
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-In Capital	Deficit	Equity
Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $2.96 per share	-	-	-	-	-	-	-	(148,082)	(148,082)

Net income	-	-	-	-	-	-	-	335,454	335,454

Balances, August 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,367,984)	$24,168,121

Preferred dividends, $2.81 per share	-	-	-	-	-	-	-	(140,583)	(140,583)

Net loss	-	-	-	-	-	-	-	(204,714)	(204,714)

Balances, November 30, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,713,281)	$23,822,824

Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

Repurchase of common stock	-	-	-	-	89,876	(123,147)	-	-	(123,147)

Net loss	-	-	-	-	-	-	-	(1,099,022)	(1,099,022)

Balances, August 31, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(28,732,081)	$18,654,140

Net loss	-	-	-	-	-	-	-	(2,064,095)	(2,064,095)

Balances, November 30, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(30,796,176)	$16,590,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(3,163,117)	$130,740
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on involuntary conversion	-	(741,821)
Depreciation and amortization	2,928,572	2,845,798
Change in deferred taxes	(212,232)	213,750
Effects of changes in operating assets and liabilities:
Trade accounts receivable	2,869,343	3,552,280
Related parties receivable	328,330	(358,268)
Inventory	670,520	367,106
Operating lease expense	13,579	-
Prepaid expenses	(553,048)	(568,974)
Accounts payable and accrued expenses	(1,733,035)	421,005
Deferred revenue	-	(817,981)
Net cash provided by operating activities	1,148,911	5,043,635

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(1,440,393)	(4,521,755)
Net cash used in investing activities	(1,440,393)	(4,521,755)

Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	$(1,108,871)	$(1,187,573)
Advances from revolver loan	900,000	-
Repurchase of common stock	(123,147)	-
Dividends paid on preferred stock	(1,610)	(241,644)
Net cash used in financing activities	(333,628)	(1,429,217)

Net Decrease in Cash	(625,110)	(907,337)
Cash, beginning of period	1,545,035	5,798,641

Cash, end of period	$919,925	$4,891,304

	2025	2024
Non-Cash Activities:
Preferred dividend accrual	$-	$47,021
Capital expenditures in accounts payable	$-	$106,058
Supplemental Information:
Interest paid	$443,677	$563,158
Income taxes paid	$428,100	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of November 30, 2025, and the results of its operations and cash flows for the six months and three months ended November 30, 2025 and 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2025, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the six and three months ended November 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

Note 2. Going Concern and Management’s Plan

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these unaudited consolidated financial statements are available. At November 30, 2025, the Company has an accumulated deficit of $30,796,176 and net loss for six months ended of $3,163,117. During fiscal year 2026, the Company lost a major customer. Historical sales to this customer, on an annual basis, were approximately $30 million or 55% of total revenue. The Customer was lost during the second quarter and total sales to this customer were approximately $12 million as of November 30, 2025. The termination of this relationship may negatively impact the Company's financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base. In response, management plans to continue its efforts to expand in the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management. Specifically, on October 31, 2025, the Company implemented a reduction in force of approximately 50% and has also discontinued use of temporary labor. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. Subsequent to the quarter ended November 30, 2025, the Company's largest lender, International Bank of Commerce (IBC), has granted the Company's request to temporarily convert  the amortizing notes to interest only, due monthly, for a period of twelve months beginning January 29, 2026. Additionally, the maturity dates were extended from July 29, 2027 to July 29, 2030. Management  is also in discussion with this lender regarding renewal or extension of the revolving loan. Management believes these modifications will contribute to stronger cash flow.

Management believes that the successful execution of its business plan and debt modifications would alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that these plans will be successful. Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s circumstances, which creates substantial doubt about its ability to continue as a going concern for the next twelve months after the date of this report. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone's Series 2003 preferred stock, which is convertible into 3,333,333 shares of common stock, was not included in the computation of diluted loss per share for the six months and three months ended November 30, 2024 as the effect would have been antidilutive. As of May 31, 2025, all preferred stock had been retired and was therefore not included in the computation for the six months and three months ended November 30, 2025. Warrants exercisable into commons stock totaling $500,000 were also not included in the computation of diluted loss per share for the six months and three months ended November 30, 2025 and 2024, respectively, as the effect would have been antidilutive.

The following tables set forth the computation of basic and diluted loss per share.

For the six months ended:

	November 30,	November 30,
	2025	2024

Numerator -
Net loss attributable to common stockholders	$(3,163,117)	$(157,925)
Denominator -
Weighted-average shares outstanding - basic	27,274,375	28,279,701
Loss per share of common stock - basic	$(0.12)	$(0.01)

Diluted earnings per share of common stock:
Numerator -
Net loss attributable to common stockholders	$(3,163,117)	$(157,925)
Denominator -
Weighted-average shares outstanding - basic	27,274,375	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	-	-
Weighted average common stock outstanding - diluted	27,274,375	28,279,701
Loss per share of common stock - diluted	$(0.12)	$(0.01)

For the three months ended:

	November 30,	November 30,
	2025	2024

Numerator -
Net loss attributable to common stockholders	$(2,064,095)	$(345,297)
Denominator -
Weighted-average shares outstanding - basic	27,270,701	28,279,701
Loss per share of common stock - basic	$(0.08)	$(0.01)

Diluted earnings per share of common stock:
Numerator -
Net loss attributable to common stockholders	$(2,064,095)	$(345,297)
Denominator -
Weighted-average shares outstanding - basic	27,270,701	28,279,701
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	-	-
Weighted average common stock outstanding - diluted	27,270,701	28,279,701
Loss per share of common stock - diluted	$(0.08)	$(0.01)

Note 4. Inventory

Inventory consisted of the following:

	November 30,	May 31,
	2025	2025
Raw materials	$1,928,552	$2,137,159
Finished goods	884,966	1,346,879
Total inventory	$2,813,518	$3,484,038

Note 5. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	November 30,	May 31,
	2025	2025
Production machinery and equipment	$72,565,525	$71,908,843
Plant buildings and land	3,930,207	3,930,207
Leasehold improvements	3,154,454	2,370,743
Furniture and fixtures	542,057	542,057
	80,192,243	78,751,850
Less: Accumulated depreciation and amortization	(51,623,415)	(48,706,964)
Net Property, Plant and Equipment	$28,568,828	$30,044,886

Property, plant and equipment includes production equipment with a carrying value of $280,000 as of November 30, 2025, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the six months ended November 30, 2025 and 2024 was $2,916,451 and $2,843,219, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for use of grinding equipment and pelletizing equipment. Total rent expense was $715,000 for each of the six months ended November 30, 2025 and 2024.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $37,500 for each of the six months ended November 30, 2025 and 2024.

Transactions with Greystone Real Estate, L.L.C.

Greystone Real Estate, L.L.C. (“GRE”) owns two primary manufacturing facilities occupied by Greystone and is wholly owned by a member of Greystone’s Board of Directors.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. Rental payments to GRE totaled $267,000 for each of the six months ended November 30, 2025 and 2024.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the six months ended November 30, 2025 and 2024, Greystone purchases from TriEnda totaled $500 and $45,526, respectively, and sales to TriEnda totaled $48,769 and $348,884, respectively. As of November 30, 2025 and May 31, 2025, TriEnda owed $468,559 and $617,538, respectively, to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity that is owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $160,650 and $139,230 during the six months ended November 30, 2025 and 2024, respectively. As of November 30, 2025 and May 31, 2025, Green owed $93,995 and $273,345, respectively, to Greystone.

Note 7. Long-term Debt

Debt as of November 30, 2025 and May 31, 2025 was as follows:

	November 30, 2025	May 31, 2025
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 4.50% maturing July 29, 2027	$9,421,091	$10,502,754
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due Augustust 10, 2028, secured by certain real estate	642,352	666,588
Revolving loan dated July 29, 2022, payable to International Bank of Commerce, interest rate of 7.5%, maturing February 5, 2026	900,000	-

Total	10,963,443	11,169,342
Debt issuance costs, net of amortization	(74,214)	(86,335)
Total debt, net of debt issuance costs	10,889,229	11,083,007
Less: Current portion of long-term debt	(3,272,978)	(2,249,524)
Long-term debt, net of current portion	$7,616,251	$8,833,483

Debt issuance costs consist of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the unaudited consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $12,121 and $2,579 for the six months ended November 30, 2025 and 2024, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans and provide additional funding for the purchase of equipment and renewal of the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan has an interest rate of the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025 or prime rate of interest plus 0.50% (7.50% as of November 30, 2025) and a maturity date of February 5, 2026. As of November 30, 2025, Greystone’s available revolving loan borrowing capacity was approximately $1,459,000.

The IBC term loans require equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. As of November 30, 2025, the aggregate payments for the IBC term loans are approximately $250,000 per month.

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

On January 9, 2026, Greystone and IBC entered into a Fourth Amendment to the Amended and Restated Loan Agreement. The amendment increased the interest rate floor to 6.25%, modified monthly payments to be interest only beginning January 29, 2026 through December 29, 2026, and extended the maturity date to July 29, 2030. Beginning January 29, 2027, the aggregate monthly payments will be approximately $245,000 per month.

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

Maturities

Maturities of Greystone’s long-term debt for the years subsequent to November 30, 2025, are $3,272,978, $7,151,043, and $539,422.

Note 8. Leases

Financing Leases

The outstanding liability for financing leases is as follows:

	November 30,	May 31,
	2025	2025
Non-cancelable financing leases	$1,485	$4,457
Less: Current portion	(1,485)	(4,457)
Non-cancelable financing leases, net of current portion	$-	$-

The production equipment under the non-cancelable financing leases is as follows:

	November 30,	May 31,
	2025	2025
Production equipment under financing leases	$24,431	$24,431
Less: Accumulated amortization	(19,952)	(17,509)
Production equipment under financing leases, net	$4,479	$6,922

Amortization of the carrying amount of $2,443 and $8,090 was included in depreciation and amortization expense for the six months ended November 30, 2025 and 2024, respectively.

Operating Leases

Greystone recognized a lease liability for each lease based on the present value of remaining minimum fixed rental payments, using a discount rate that approximates the rate of interest for a collateralized loan over a similar term. A right-of-use asset is recognized for each lease, valued at the lease liability. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on the unaudited consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

Greystone has two non-cancellable operating leases for (i) two buildings owned by GRE with a 120-month term, a 60-month renewal option and a discount rate of 6.0%, escalating rent payments at 5% every 5 years and (ii) the corporate offices located in Tulsa, OK with a 72-month lease and a discount rate of 8.5%, and lease is with a related party.

The outstanding liability for right to use assets under operating leases is as follows:

	November 30,	May 31,
	2025	2025
Liability under operating leases	$5,018,831	$5,168,301
Less: Current portion	(313,730)	(303,815)
Long-term portion of liability under operating leases	$4,705,101	$4,864,486

Lease Summary Information

Lease summary information as of and for the six month periods ending is as follows:

	November 30,	November 30,
	2025	2024
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$2,443	$8,090
Interest on lease liabilities	48	344
Operating lease expense	318,080	318,675
Short-term lease expense	784,631	726,078
Total	$1,105,202	$1,053,187

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$48	$344
Financing cash flows	$2,972	$11,667
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$304,500	$305,791
Weighted-average remaining lease term (in years) -
Financing leases	0.2	0.9
Operating leases	11.3	12.2
Weighted-average discount rate -
Financing leases	3.0%	3.6%
Operating leases	6.1%	6.1%

Future minimum lease payments under non-cancelable leases as of November 30, 2025, are approximately:

	Financing	Operating
	Leases	Leases
Twelve months ending November 30, 2026	$1,505	$609,000
Twelve months ending November 30, 2027	-	617,920
Twelve months ending November 30, 2028	-	635,760
Twelve months ending November 30, 2029	-	635,760
Twelve months ending November 30, 2030	-	567,010
Thereafter	-	3,878,200
Total future minimum lease payments	1,505	6,943,650
Less: Imputed interest	20	1,924,819
Present value of minimum lease payments	$1,485	$5,018,831

Note 9. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Revenue related to prior advances totaled $0 and $817,981 during the six months ended November 30, 2025 and 2024, respectively. The unrecognized balance of deferred revenue at both November 30, 2025 and May 31, 2025, was $22,964.

Note 10. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico, and other Central America countries which totaled approximately $447,000 and $257,000 during the six months ended November 30, 2025 and 2024, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the six months ended November 30, 2025 and 2024, respectively, were as follows:

	2025	2024
End-user customers	74%	76%
Distributors	26%	24%

Note 11. Fair Value of Financial Instruments

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported on the unaudited consolidated balance sheets approximate fair value.

Note 12.  Concentrations, Risks and Uncertainties

Greystone derived approximately 68% and 72% of its total sales during the six months ended November 30, 2025 and 2024, respectively, from two major customers. Approximately 64% and 60% of the concentration for the six months ended November 30, 2025 and 2024, respectively, was derived from the lost major customer. The loss of a material amount of business from these customers did have a material adverse effect on Greystone.

Note 13. Commitments

As of November 30, 2025, Greystone had commitments totaling $111,000 toward the purchase of production equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which was filed with the Securities and Exchange Commission on August 29, 2025, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the six months ended November 30, 2025, are not necessarily indicative of the results for the fiscal year ending May 31, 2026. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time equivalents of approximately 82 and 161 regular employees as of November 30, 2025 and 2024, respectively. As of November 30, 2025, the Company has stopped using temporary employees, prior to the reduction in production, at any point in time, the Company can have between 65-70 temporary employees. Full-time equivalent is a measure based on time worked.

Six months Ended November 30, 2025 Compared to Six months Ended November 30, 2024

Sales

During fiscal year 2026, the Company lost a major customer. Based on historical sales to this customer, management expects a total loss of sales of approximately $30 million for fiscal year 2026. During the six months ended November 30, 2025, total sales decreased $7,094,277, or 28%. Sales decreased primarily due to reductions of approximately $3.3 million from the lost major customer. The Company also experienced additional reductions in sales of $3.1 million from another major customer, however this loss is due to delays in construction of specific production equipment related to this customers’ orders. Sales for this customer are projected to return to normal in the fourth quarter. Additional miscellaneous fluctuations among other existing customers contributed to the overall change. No significant new or other lost customers were reported during the period.

Greystone’s two major customers accounted for approximately 68% and 72% of total sales during the six months ended November 30, 2025 and 2024, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the six months ended November 30, 2025, was $18,430,156 or 100% of sales, compared to $22,312,466, or 87% of sales, for the six months ended November 30, 2024. The increase in the ratio of cost of sales to sales for the six months ended November 30, 2025, over the prior period was primarily the result of reduced production during the six months ended November 30, 2025. Specifically, the Company capitalized less overhead costs as fewer pallets were produced. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced. Additionally, with the reduction in force, labor expense decreased approximately $2 million for the period.

Gross Profit

Gross profit for the six months ended November 30, 2025, was $71,461, or .4%. of sales, compared to $3,283,428, or 13% of sales, for the six months ended November 30, 2024. The principal reason for decrease in gross profit margin for the six months ended November 30, 2025, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 2,987,681, or 16% of sales, for the six months ended November 30, 2025 compared to $3,181,148, or 12% of sales, for the six months ended November 30, 2024, representing a decrease of $193,467. The decrease is primarily due to bonuses paid during the six months ended November 30, 2024 that did not reoccur in the six months ended November 30, 2025, plus continued tight control of other expenses given the loss of a major customer.

Gain from Involuntary Conversion

During the six months ended November 30, 2024, the Company and the insurer agreed on the amount of settlements on certain casualty losses occurring in fiscal years 2024 and 2023. The payments resulted in a gain of $741,821 recorded in the first quarter of fiscal year 2025, this did not reoccur in fiscal year 2026.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $9,388 and $70,470 for the six months ended November 30, 2025 and 2024.

Interest expense was $468,517 for the six months ended November 30, 2025, compared to $570,081 for the six months ended November 30, 2024, representing a decrease of $101,564. This decrease is due to the continuing payments on the principal of outstanding debt as well as reductions in the prime rate of interest which was 7.0% at November 30, 2025, compared to 7.75% at November 30, 2024.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $212,232 and $(213,750) for the six months ended November 30, 2025 and 2024, respectively. The significant change in provision primarily reflects a shift from taxable income in 2024 to a pretax loss in 2025. As a result, the current year provision reflects an income tax benefit associated with the pretax loss, whereas the prior year included income tax expense related to taxable earnings. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net loss of $3,163,117 for the six months ended November 30, 2025, compared to net income of $130,740 for six months ended November 30, 2024, primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss attributable to common stockholders for the six months ended November 30, 2025, was $3,163,117 or $0.12 per share, compared to net loss attributable to common stockholders of $157,295, or $0.01 per share, for the six months ended November 30, 2024, primarily for the reasons discussed above.

Three months Ended November 30, 2025 Compared to Three months Ended November 30, 2024

Sales

During the three months ended November 30, 2025, total sales decreased $4,366,203, or 36%. Sales decreased primarily due to reductions of approximately $2.6 million from the lost major customer. The Company also experienced additional reductions in sales of $1.3 million from another major customer. However this loss is due to delays in construction of specific production equipment related to this customers’ orders. Sales for this customer are projected to return to normal in the fourth quarter. Additional miscellaneous fluctuations among other existing customers contributed to the overall change. No significant new or other lost customers were reported during the period.

Greystone’s two major customers accounted for approximately 66% and 75% of total sales during the three months ended November 30, 2025 and 2024, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the three months ended November 30, 2025, was $8,119,543 or 105% of sales, compared to $10,754,713, or 89% of sales, for the three months ended November 30, 2024. The increase in the ratio of cost of sales to sales for the three months ended November 30, 2025, over the prior period was primarily the result of reduced production during the three months ended November 30, 2025. Specifically the Company capitalized less overhead costs as fewer pallets were produced. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced. Additionally, with the reduction in force, labor expense decreased approximately $1.3 million for the period.

Gross Profit (Loss)

Gross profit (loss) for the three months ended November 30, 2025, was $(350,499), or -5%. of sales, compared to $1,380,534, or 11% of sales, for the three months ended November 30, 2024. The principal reason for decrease in gross profit margin for the three months ended November 30, 2025, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,340,737, or 17% of sales, for the three months ended November 30, 2025 compared to $1,360,957, or 11% of sales, for the three months ended November 30, 2024, representing a decrease of $20,220. SG&A costs during the current period compared to the prior period were consistent with past performance.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $4,269 and $51,081 for the three months ended November 30, 2025 and 2024.

Interest expense was $238,688 for the three months ended November 30, 2025, compared to $275,372 for the three months ended November 30, 2024, representing a decrease of $36,684. This decrease is due to the continuing payments on the principal of outstanding debt as well as reductions in the prime rate of interest which was 7.0% at November 30, 2025, compared to 7.75% at November 30, 2024.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $(138,440) and $0 for the three months ended November 30, 2025 and 2024, respectively. The significant change in provision primarily reflects a shift from taxable income in 2024 to a pretax loss in 2025 which has triggered consideration for a valuation allowance against future deferred tax assets. As a result, the current year provision reflects an expense associated with a full valuation allowance on previously recorded deferred tax assets. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss

Greystone recorded net loss of $2,064,095 for the three months ended November 30, 2025, compared to net loss of $204,714 for three months ended November 30, 2024, primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss attributable to common stockholders for the six months ended November 30, 2025, was $2,064,095 or $0.08 per share, compared to net loss attributable to common stockholders of $345,297, or $0.01 per share, for the three months ended November 30, 2024, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the six months ended November 30, 2025, was as follows:

Cash provided by operating activities	$1,148,911
Cash used in investing activities	$(1,440,393)
Cash used in financing activities	$(333,628)

The contractual obligations and rents of Greystone as of November 30, 2025 were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Long-term debt	$10,963,443	$3,272,978	$7,690,466	$-	$-
Financing leases	$1,485	$1,485	$-	$-	$-
Operating leases	$6,943,650	$609,000	$1,253,680	$1,202,770	$3,878,200
Commitments	$111,000	$111,000	$-	$-	$-

Greystone had a working capital of $994,387 as of November 30, 2025.

Greystone’s principal debt obligations include $900,000 borrowed under a $6,000,000 revolver loan, subject to borrowing base computation, and several term notes with various maturities. To provide for the funding to meet Greystone's operating activities and contractual obligations as of November 30, 2025, Greystone will have to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial portion of debt financing that Greystone has received through November 30, 2025, has been provided by loans or through bank loan guarantees from an officer of Greystone. Greystone continues to be dependent upon its officers to provide and/or secure additional financing and there is no assurance that its officers will continue to do so, or that they will do so on terms that are acceptable to Greystone.

During the third and fourth quarter of fiscal year 2025, the Company paid $5,000,000 to retire all shares of preferred stock. Prior to retiring, Greystone has 50,000 outstanding shares of cumulative 2003 preferred stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during the six months ended November 30, 2025 and 2024 of $1,610 and $96,575, respectively. Preferred stock dividend payments to the holders of its preferred stock were allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

During the year ended May 31, 2025, the Company repurchased 519,124 shares of its common stock for an aggregate amount of $606,737 under a share repurchase program announced by the Board on June 28, 2024. During the first quarter of fiscal 2026, covering the three-month period ended August 31, 2025, the Company repurchased an additional 89,876 shares for $123,147 under the same program. No additional activity occurred during the second quarter of fiscal 2026. As disclosed in the Form 8-K filed on June 28, 2024, the Board’s intent in authorizing the program was to employ strategic buybacks as a means of enhancing shareholder value.

During fiscal year 2026, the Company lost a major customer, which represented a significant portion of consolidated revenues.  This change is expected to impact future sales values and will reduce operating cash flows in both the current and subsequent periods.  In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management. This will lead to decreased labor needs and the discontinued use of temporary labor. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. Subsequent to the quarter ended November 30, 2025, the Company was able to modify terms of its' debt to extend the maturity and require interest only payments for the next 12 months.  Management believes that the successful execution of its business plan coupled with the debt modifications will be sufficient to meet its funding requirements for the foreseeable future.

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

Income Taxes

Greystone accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the unaudited consolidated financial statements and tax bases of assets and liabilities and tax loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Management has determined that as of November 30, 2025, Greystone will not be able to realize the full effect of the deferred tax assets so a valuation allowance of $631,980 has been recorded. As of May 31, 2025, no valuation allowance was recorded. As of November 30, 2025 and May 31, 2025 there was $692,035 and $263,935, respectively of prepaid tax expenses related to fiscal year 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of November 30, 2025, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective as of November 30, 2025, as a result of a weakness in the design of internal controls over financial reporting identified below.

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

During the six months ended November 30, 2025, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2A. Unregistered Sales of Equity Securities and Use of Proceeds

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet to Be purchased Under the Share Repurchased Program Remaining Shares Authorized Under the Plan
6/1/2025-6/30/2025	80,876	1.32	80,876	285,576
7/1/2025-7/31/2025	-	-	-	285,576
8/1/2025-8/31/2025	9,000	1.19	9,000	274,752
9/1/2025-11/30/2025	-	-	-	274,752

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Clawback Policy Disclosure

During the quarter ended November 30, 2025, the Company did not identify any accounting restatements that would trigger a recovery of incentive-based compensation under its clawback policy adopted pursuant to Rule 10D-1 of the Securities Exchange Act of 1934. Accordingly, no recoveries were made during the period. The Company has performed a recovery analysis in accordance with its clawback policy and determined that no incentive-based compensation was subject to recovery during the applicable period.

Cybersecurity Incident Disclosure

During the quarter ended November 30, 2025, the Company did not identify any material cybersecurity incidents. The Company continues to monitor and manage cybersecurity risks through its established governance and risk management framework.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

31.1*

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release issued by the registrant on June 28, 2024
101.INS*	Inline XBRL Instance Document.
10. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: January 14, 2026	/s/ Warren F. Kruger
Warren F. Kruger, Director, President, Chief
Executive Officer (Principal Executive Officer) and Chief Financial Officer