Form 10-Q
period 2026-02-28
GREYSTONE LOGISTICS, INC.
filed 2026-04-14
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

April 14, 2026 – 27,270,271

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended February 28, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	February 28,	May 31,
	2026	2025
Assets
Current Assets:
Cash	$216,600	$1,545,035
Accounts receivable -
Trade	2,088,473	4,322,495
Related parties	763,297	928,203
Inventory	2,763,956	3,484,038
Prepaid expenses	997,030	556,912
Total Current Assets	6,829,356	10,836,683
Property, Plant and Equipment, net	27,200,432	30,044,886
Right-to-use Assets	4,844,955	5,091,348
Total Assets	$38,874,743	$45,972,917

Liabilities and Equity
Current Liabilities:
Current portion of revolver loan	$1,900,000	$-
Current portion of long-term debt	9,800,695	2,249,524
Current portion of financing leases	-	4,457
Current portion of operating leases	318,811	303,815
Accounts payable and accrued expenses	2,941,663	4,023,920
Deferred revenue	22,964	22,964
Preferred dividends payable	-	1,610
Total Current Liabilities	14,984,133	6,606,290
Long-Term Debt, net of current portion and debt issuance costs	-	8,833,483
Operating Leases, net of current portion	4,623,466	4,864,486
Deferred Tax Liability	5,479,177	5,792,349
Total Liabilities	25,086,776	26,096,608
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,879,701 shares issued; 27,270,701 and 27,360,577 shares outstanding in February 28, 2026 and May 31, 2025, respectively	2,788	2,788
Treasury Stock, at cost, 609,000 and 519,124 shares at February 28, 2026 and May 31, 2025, respectively	(729,884)	(606,737)
Additional paid-in capital	48,113,317	48,113,317
Accumulated deficit	(33,598,254)	(27,633,059)
Total Equity	13,787,967	19,876,309
Total Liabilities and Equity	$38,874,743	$45,972,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended February 28, 2026 and 2025
(Unaudited)

	2026	2025

Sales	$21,973,016	$39,911,692

Cost of Sales	23,360,699	33,890,446

Gross Profit (Loss)	(1,387,683)	6,021,246

Selling, General and Administrative Expenses	4,190,611	4,556,062

Gain on involuntary conversion (see Note 5)	-	(741,821)

Operating Income (Loss)	(5,578,294)	2,207,005

Other Income (Expense):
Other Income	12,400	115,956
Interest Expense	(712,473)	(818,786)

Income (Loss) before Income Taxes	(6,278,367)	1,504,175

Benefit (Provision) for Income Taxes	313,172	(407,770)

Net Income (Loss)	$(5,965,195)	$1,096,405

Preferred Dividends	-	(404,463)

Net Income (Loss) Attributable to Common Stockholders	$(5,965,195)	$691,942

Net Earnings (Loss) Per Share of Common Stock -
Basic	$(0.22)	$0.02
Diluted	$(0.22)	$0.02

Weighted Average Shares of Common Stock Outstanding
Basic	27,273,160	28,220,051
Diluted	27,273,160	28,715,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended February 28, 2026 and 2025
(Unaudited)

	2026	2025

Sales	$3,471,399	$14,315,798

Cost of Sales	4,930,543	11,577,980

Gross Profit (Loss)	(1,459,144)	2,737,818

Selling, General and Administrative Expenses	1,202,930	1,374,914

Operating Income (Loss)	(2,662,074)	1,362,904

Other Income (Expense):
Other Income	3,012	45,486
Interest Expense	(243,956)	(248,705)

Income (Loss) before Income Taxes	(2,903,018)	1,159,685

Benefit (Provision) for Income Taxes	100,940	(194,020)

Net (Loss) Income	$(2,802,078)	$965,665

Preferred Dividends	-	(115,798)

Net Income (Loss) Attributable to Common Stockholders	$(2,802,078)	$849,867

Net Earnings (Loss) Per Share of Common Stock -
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

Weighted Average Shares of Common Stock Outstanding
Basic	27,270,701	28,097,494
Diluted	27,270,701	28,592,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Nine Months Ended February 28, 2026 and 2025
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-In Capital	Deficit	Equity
Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $2.96 per share	-	-	-	-	-	-	-	(148,082)	(148,082)

Net income	-	-	-	-	-	-	-	335,454	335,454

Balances, August 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,367,984)	$24,168,121

Preferred dividends, $2.81 per share	-	-	-	-	-	-	-	(140,583)	(140,583)

Net loss	-	-	-	-	-	-	-	(204,714)	(204,714)

Balances, November 30, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,713,281)	$23,822,824

Preferred dividends, $2.66 per share	-	-	-	-	-	-	-	(115,798)	(115,798)

Retirement of preferred stock	(21,000)	(2)	-	-	-	-	(2,099,998)	-	(2,100,000)

Repurchase of common stock	-	-	-	-	519,992	(546,035)	-	-	(546,035)

Net income	-	-	-	-	-	-	-	965,665	965,665

Balances, February 28, 2025	29,000	$3	28,279,701	$2,828	519,992	$(546,035)	$51,433,274	$(28,863,414)	$22,026,656

Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

Repurchase of common stock	-	-	-	-	89,876	(123,147)	-	-	(123,147)

Net loss	-	-	-	-	-	-	-	(1,099,022)	(1,099,022)

Balances, August 31, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(28,732,081)	$18,654,140

Net loss	-	-	-	-	-	-	-	(2,064,095)	(2,064,095)

Balances, November 30, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(30,796,176)	$16,590,045

Net loss	-	-	-	-	-	-	-	(2,802,078)	(2,802,078)

Balances, February 28, 2026	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(33,598,254)	$13,787,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended February 28, 2026 and 2025
(Unaudited)

	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(5,965,195)	$1,096,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on involuntary conversion	-	(741,821)
Depreciation and amortization	4,468,005	4,450,981
Change in deferred taxes	(313,172)	89,716
Effects of changes in operating assets and liabilities:
Trade accounts receivable	2,234,022	(266,390)
Related parties receivable	164,906	(560,643)
Other accounts receivable	-	2,107,108
Inventory	916,100	681,914
Operating lease expense	20,369	-
Prepaid expenses	(440,118)	(346,905)
Accounts payable and accrued expenses	(1,082,257)	2,204,637
Deferred revenue	-	(817,981)
Net cash provided by operating activities	2,660	7,897,021

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(1,796,189)	(5,063,300)
Net cash used in investing activities	(1,796,189)	(5,063,300)

Cash Flows from Financing Activities:
Advances under revolver loan	1,900,000	-
Principal payments on long-term debt and financing leases	(1,310,149)	(1,810,343)
Payments for retirement of preferred stock	-	(2,100,000)
Repurchase of common stock	(123,147)	(546,035)
Dividends paid on preferred stock	(1,610)	(378,938)
Net cash provided by (used in) financing activities	465,094	(4,835,316)

Net Decrease in Cash	(1,328,435)	(2,001,595)
Cash, beginning of period	1,545,035	5,798,641

Cash, end of period	$216,600	$3,797,046

	2026	2025
Non-Cash Activities:
Equipment in Accounts Payable	$-	$108,985
Preferred dividend accrual	$-	$25,525
Supplemental Information:
Interest paid	$664,012	$804,097
Income taxes paid	$428,100	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Financial Statements

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of February 28, 2026, and the results of its operations and cash flows for the nine months and three months ended February 28, 2026 and 2025. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2025, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the nine and three months ended February 28, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

Certain reclassifications have been made to the May 31, 2025 consolidated financial statements to conform to the February 28, 2026 consolidated financial statements. These reclassifications had no effect on net earnings.

Note 2. Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are available. At February 28, 2026, the Company has an accumulated deficit of $(33,598,254) and cash and cash equivalents of $216,600. During fiscal year 2026, the Company lost a major customer. Based on historical sales to this customer, management expects a total loss of sales of approximately $30 million or 55%. The termination of this relationship may negatively impact the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base. In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue to tighten control over all expenditures and an increased emphasis on inventory and production management. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. Management successfully negotiated with lenders to provide for interest‑only payments on certain debt obligations for the next ten months as part of its liquidity management efforts. The revolving loan as well as the term loans are subject to certain financial covenants as well as cross default provisions.  Greystone was not in compliance with certain financial covenants as of February 28, 2026.  Therefore, all of the long term debt has been classified as current.  Greystone and IBC are currently in negotiations to amend the Restated Loan Agreement, which includes curing the covenant violations. IBC has not exercised their rights to accelerate the maturity of the outstanding balance of the term loans.  Management intends to renew the revolving loan at comparable terms and believes it is probable such renewal will be successful.

Management believes that the successful execution of its business plan and debt modifications would alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that these plans will be successful. Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s circumstances, which creates substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Earnings (Loss) Per Share

Basic earnings (loss) earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Greystone's Series 2003 preferred stock, which is convertible into 1,933,333 shares of common stock, was not included in the computation of diluted earnings per share for the nine months and three months ended February 28, 2025 as the effect would have been antidilutive. As of May 31, 2025, all preferred stock had been retired and was therefore not included in the computation for the nine months and three months ended February 28, 2026. Warrants exercisable into common stock totaling $500,000 were also not included in the computation of diluted loss per share for the nine months and three months ended February 28, 2026, respectively, as the effect would have been antidilutive.

The following tables set forth the computation of basic and diluted (loss) earnings per share.

For the nine months ended:

	February 28,	February 28,
	2026	2025

Numerator -
Net income (loss) ttributable to common stockholders	$(5,965,195)	$691,942
Denominator -
Weighted-average shares outstanding - basic	27,273,160	28,220,051
earnings (loss) per share of common stock - basic	$(0.22)	$0.02

Diluted earnings (loss) per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(5,965,195)	$691,942
Denominator -
Weighted-average shares outstanding - basic	27,273,160	28,220,051
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	-	495,892
Weighted average common stock outstanding - diluted	27,273,160	28,715,943
Earnings (loss) per share of common stock - diluted	$(0.22)	$0.02

For the three months ended:

	February 28,	February 28,
	2026	2025

Numerator -
Net income (loss) attributable to common stockholders	$(2,802,078)	$849,867
Denominator -
Weighted-average shares outstanding - basic	27,270,701	28,097,494
earnings (loss) per share of common stock - basic	$(0.10)	$0.03

Diluted earnings (loss) per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(2,802,078)	$849,867
Denominator -
Weighted-average shares outstanding - basic	27,270,701	28,097,494
Incremental shares from assumed conversion of options warrants and preferred stock, as appropriate	-	495,099
Weighted average common stock outstanding - diluted	27,270,701	28,592,593
Earnings (Loss) per share of common stock - diluted	$(0.10)	$0.03

Note 4. Inventory

Inventory consisted of the following:

	February 28,	May 31,
	2026	2025
Raw materials	$2,064,399	$2,137,159
Finished goods	699,557	1,346,879
Total inventory	$2,763,956	$3,484,038

Note 5. Property, Plant and Equipment

A summary of property, plant and equipment for Greystone is as follows:

	February 28,	May 31,
	2026	2025
Production machinery and equipment	$72,725,304	$71,908,843
Plant buildings and land	3,930,207	3,930,207
Leasehold improvements	3,154,453	2,370,743
Furniture and fixtures	542,057	542,057
	80,352,021	78,751,850
Less: Accumulated depreciation and amortization	(53,151,589)	(48,706,964)
Net Property, Plant and Equipment	$27,200,432	$30,044,886

Property, plant and equipment includes deposits with a carrying value of $39,010 as of February 28, 2026, which has not been placed into service.

Depreciation expense, including amortization expense related to financing leases, for the nine months ended February 28, 2026 and 2025 was $4,444,625 and $4,447,112, respectively.

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for use of grinding equipment and pelletizing equipment. Total rent expense was $1,072,500 for each of the nine months ended February 28, 2026 and 2025.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent payments were $56,250 and $62,500 for the nine months ended February 28, 2026 and 2025, respectively.

Transactions with Greystone Real Estate, L.L.C.

Greystone Real Estate, L.L.C. (“GRE”) owns two primary manufacturing facilities occupied by Greystone and is wholly owned by Robert B. Rosene, Jr., a member of Greystone’s Board of Directors.

Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. Rental payments to GRE totaled $400,500 for each of the nine months ended February 28, 2026 and 2025.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, Greystone’s President and CEO, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During the nine months ended February 28, 2026 and 2025, Greystone purchases from TriEnda totaled $3,008 and $87,634, respectively, and sales to TriEnda totaled $376,392 and $446,814, respectively. As of February 28, 2026 and May 31, 2025, TriEnda owed $573,442 and $617,538, respectively, to Greystone. Beginning in the third quarter, certain sales transactions with TriEnda required the use of KFI Staffing, LLC, an affiliate of KFH. Expenses of $74,710 were incurred during the three months ended February 28, 2026 and were recorded in accounts payable at February 28, 2026.

Durakon Industries, Inc. is a Mexican subsidiary of Trienda Holdings, LLC with which the Company also does business.  Sales to Durakon totaled $62,640 and $23,220 for the nine months ended February 28, 2026 and 2025, respectively.  As of February 28, 2026 and May 31, 2025, Durakon owed $99,960 and $37,320, respectively to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity that is owned by James Kruger, a brother to Warren Kruger, Greystone’s President and CEO. Green purchased pallets from Greystone totaling $376,392 and $265,455 during the nine months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and May 31, 2025, Green owed $89,895 and $273,345, respectively, to Greystone.

Note 7. Long-term Debt

Debt as of February 28, 2026 and May 31, 2025 was as follows:

	February 28, 2026	May 31, 2025
Term loans dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.25% maturing July 29, 2030	$9,233,703	$10,502,754
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due Augustust 10, 2028, secured by certain real estate	629,947	666,588

Revolving loan dated July 29, 2022, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.5%, maturing May 5, 2026	1,900,000	-

Total	11,763,650	11,169,342
Debt issuance costs, net of amortization	(62,955)	(86,335)
Total debt, net of debt issuance costs	11,700,695	11,083,007
Less: Current portion of long-term debt	(11,700,695)	(2,249,524)
Long-term debt, net of current portion	$-	$8,833,483

The revolving loan as well as the term loans above are subject to certain financial covenants as well as cross default provisions.  Greystone was not in compliance with certain financial covenants as of February 28, 2026.  Therefore, all of the long term debt has been classified as current.  Greystone and IBC are currently in negotiations to amend the Restated Loan Agreement, which includes curing the covenant violations. IBC has not exercised their rights to accelerate the maturity of the outstanding balance of the term loans.  Management intends to renew the revolving loan at comparable terms and believes it is probable such renewal will be successful.

Debt issuance costs consist of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $23,380 and $3,869 for the nine months ended February 28, 2026 and 2025, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively “Borrowers”) and International Bank of Commerce (“IBC”) entered into an Amended and Restated Loan Agreement (“IBC Restated Loan Agreement”) that provided for the consolidation of certain term loans and a renewed revolver loan.

The IBC Restated Loan Agreement, dated July 29, 2022, as amended, provided for IBC to make certain term loans to Greystone to consolidate all existing term loans and provide additional funding for the purchase of equipment and renewal of the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan has an interest rate of the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025 or prime rate of interest plus 0.50% and a maturity date of February 5, 2026. The loan was modified effective February 5, 2026 to extend the final maturity date to May 5, 2026 with a starting interest rate of 7.25%. As of February 28, 2026, Greystone’s available revolving loan borrowing capacity was approximately $1,221,000.

Prior to January 9, 2026, the IBC term loans required equal monthly payments of principal and interest in such amounts sufficient to amortize the principal balance of the loans over the remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Prior to January 9, 2026, the aggregate payments for the IBC term loans were approximately $250,000 per month. Effective January 9, 2026, Greystone and IBC entered into a fourth amendment for the term loans to adjust the interest rate floor to 6.25% and to allow for interest-only payments through December 29, 2026. Beginning January 29, 2027 and continuing thereafter until the note is paid in full, the aggregate payments for the IBC term loans will be approximately $245,000 per month.

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

On January 9, 2026, Greystone and IBC entered into a fourth amendment for the term loans to adjust the interest rate floor to 6.25% and to allow for interest-only payments through December 29, 2026.  Beginning January 29, 2027 and continuing thereafter until the note is paid in full, the aggregate payments for the IBC term loans will be approximately $245,000 per month.

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

Maturities

Maturities of Greystone’s long-term debt, excluding the revolver balance, for the years subsequent to February 28, 2026, are $449,015, $2,529,687, $3,162,295, $2,805,743 and $916,910. Greystone was not in compliance with certain financial covenants as of February 28, 2026.  Therefore, all of the long term debt has been classified as current.

Note 8. Leases

Financing Leases

The outstanding liability for financing leases is as follows:

	February 28,	May 31,
	2026	2025
Non-cancelable financing leases	$-	$4,457
Less: Current portion	-	(4,457)
Non-cancelable financing leases, net of current portion	$-	$-

The production equipment under the non-cancelable financing leases is as follows:

	February 28,	May 31,
	2026	2025
Production equipment under financing leases	$24,431	$24,431
Less: Accumulated amortization	(21,174)	(17,509)
Production equipment under financing leases, net	$3,257	$6,922

Amortization of the carrying amount of $3,665 and $10,660 was included in depreciation and amortization expense for the nine months ended February 28, 2026 and 2025, respectively.

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

The outstanding liability for right to use assets under operating leases is as follows:

	February 28,	May 31,
	2026	2025
Liability under operating leases	$4,942,277	$5,168,301
Less: Current portion	(318,811)	(303,815)
Long-term portion of liability under operating leases	$4,623,466	$4,864,486

Lease Summary Information

Lease summary information as of and for the nine month periods ending is as follows:

	February 28,	February 28,
	2026	2025
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$3,665	$10,660
Interest on lease liabilities	55	432
Operating lease expense	477,120	477,715
Short-term lease expense	1,192,063	1,123,611
Total	$1,672,903	$1,612,418

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$55	$432
Financing cash flows	$4,457	$15,440
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$456,750	$458,041
Weighted-average remaining lease term (in years) -
Financing leases	-	0.8
Operating leases	11.0	12.0
Weighted-average discount rate -
Financing leases	-	3.37%
Operating leases	6.11%	6.12%

Future minimum lease payments under non-cancelable leases as of February 28, 2026, are approximately:

Operating
Leases
Twelve months ending February 28, 2027	$609,000
Twelve months ending February 28, 2028	624,610
Twelve months ending February 28, 2029	635,760
Twelve months ending February 28, 2030	623,260
Twelve months ending February 28, 2031	560,760
Thereafter	3,738,010
Total future minimum lease payments	6,791,400
Less: Imputed interest	(1,849,123)
Present value of minimum lease payments	$4,942,277

Subsequent to February 28, 2026, the Company sold certain real property to Robert B. Rosene, Jr., a member of the Company’s Board of Directors, for $1,675,000 and concurrently entered into a leaseback arrangement for the property. The Board has agreed to the substance of the transaction but is currently negotiating the specific terms of the lease that is expected to be signed during the fourth quarter. The accounting treatment under ASC 842, Leases, is currently being evaluated and will be reflected in the annual consolidated financial statements.

Subsequent to February 28, 2026, the Company began leasing certain idle equipment to an outside entity. The terms of the agreement are still being negotiated, but the Company anticipates receiving monthly rental income of approximately $20,000 related to this equipment.

Note 9. Deferred Revenue

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Revenue related to prior advances totaled $0 and $817,981 during the nine months ended February 28, 2026 and 2025, respectively. The unrecognized balance of deferred revenue at both February 28, 2026 and May 31, 2025, was $22,964.

Note 10. Revenue and Revenue Recognition

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico, and other Central America countries which totaled approximately $555,000 and $375,000 during the nine months ended February 28, 2026 and 2025, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the nine months ended February 28, 2026 and 2025, respectively, were as follows:

	2026	2025
End-user customers	69%	76%
Distributors	31%	24%

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

 Note 12.  Concentrations, Risks and Uncertainties

Greystone derived approximately 60% and 71% of its total sales during the nine months ended February 28, 2026 and 2025, respectively, from two major customers.  Approximately 54% and 57% of the concentration for the nine months ended February 28, 2026 and 2025, respectively, was derived from the lost major customer.  The loss of a material amount of business from these customers did have a material adverse effect on Greystone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which was filed with the Securities and Exchange Commission on August 29, 2025, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the nine months ended February 28, 2026, are not necessarily indicative of the results for the fiscal year ending May 31, 2026. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Personnel

Greystone had full-time equivalents of approximately 82 and 181 regular employees as of February 28, 2026 and 2025, respectively. As of February 28, 2026 with the reduction in the production schedule due to loss of a major customer, the Company has stopped using temporary employees, prior to the reduction in production, at any point in time, the Company could have between 65-70 temporary employees. Full-time equivalent is a measure based on time worked.

Nine months Ended February 28, 2026 Compared to Nine months Ended February 28, 2025

Sales

During fiscal year 2026, the Company lost a major customer. Based on historical sales to this customer, management expects a total loss of sales of approximately $30 million for fiscal year 2026. During the nine months ended February 28, 2026, total sales decreased $17,938,676, or 45%. Sales decreased primarily due to reductions of approximately $11 million from the lost major customer. The Company also experienced additional reductions in sales of $4.3 million from another major customer; however, this loss is due to delays in construction of specific production equipment related to this customers’ orders. Sales for this customer are projected to return to normal in the fourth quarter. Additional miscellaneous fluctuations among other existing customers contributed to the overall change. No significant new or other lost customers were reported during the period.

Greystone’s two major customers accounted for approximately 60% and 71% of total sales during the nine months ended February 28, 2026 and 2025, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the nine months ended February 28, 2026, was $23,360,699 or 106% of sales, compared to $33,890,446, or 85% of sales, for the nine months ended February 28, 2025. The increase in the ratio of cost of sales to sales for the nine months ended February 28, 2026, over the prior period was primarily the result of reduced production during the nine months ended February 28, 2026, specifically, the Company capitalized less overhead costs as fewer pallets were produced due to loss of customers described above. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced.

Gross Profit (Loss)

Gross profit (loss) for the nine months ended February 28, 2026, was $(1,387,683), or (6.3%) of sales, compared to $6,021,246, or 15% of sales, for the nine months ended February 28, 2025. The principal reason for decrease in gross profit margin for the nine months ended February 28, 2026, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 4,190,611, or 19% of sales, for the nine months ended February 28, 2026 compared to $4,556,062, or 11% of sales, for the nine months ended February 28, 2025, representing a decrease of $365,451. The decrease is primarily due to continued tight control of other expenses given the loss of a major customer.

Gain from Involuntary Conversion

During the nine months ended February 28, 2025, the Company and the insurer agreed on the amount of settlements on certain casualty losses occurring in fiscal years 2024 and 2023. The payments resulted in a gain of $741,821 recorded in the first quarter of fiscal year 2025, this did not reoccur in fiscal year 2026.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $12,400 and $115,956 for the nine months ended February 28, 2026 and 2025, respectively.

Interest expense was $712,473 for the nine months ended February 28, 2026, compared to $818,786 for the nine months ended February 28, 2025, representing a decrease of $106,313. This decrease is due to the continuing payments on the principal of outstanding debt as well as reductions in the prime rate of interest which was 6.75% at February 28, 2026, compared to 7.50% at February 28, 2025.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $313,172 and $(407,770) for the nine months ended February 28, 2026 and 2025, respectively. The significant change in provision primarily reflects a shift from taxable income in 2025 to a pretax loss in 2026. As a result, the current year provision reflects an income tax benefit associated with the pretax loss, whereas the prior year included income tax expense related to taxable earnings. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net loss of $(5,965,195) for the nine months ended February 28, 2026, compared to net income of $1,096,405 for nine months ended February 28, 2025, primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss attributable to common stockholders for the nine months ended February 28, 2026, was $(5,965,195) or $(0.22) per share, compared to net income attributable to common stockholders of $691,942, or $0.02 per share, for the nine months ended February 28, 2025, primarily for the reasons discussed above.

Three months Ended February 28, 2026 Compared to Three months Ended February 28, 2025

Sales

During fiscal year 2026, the Company lost a major customer. Based on historical sales to this customer, management expects a total loss of sales of approximately $30 million for fiscal year 2026. During the three months ended February 28, 2026, total sales decreased $10,844,399, or 76%. Sales decreased primarily due to reductions of approximately $7.6 million from the lost major customer. The Company also experienced additional reductions in sales of $1.7 million from another major customer; however this loss is due to delays in construction of specific production equipment related to this customers’ orders. Sales for this customer are projected to return to normal in the fourth quarter. Additional miscellaneous fluctuations among other existing customers contributed to the overall change. No significant new or other lost customers were reported during the period.

Greystone’s two major customers discussed above accounted for approximately 22% and 71% of total sales during the three months ended February 28, 2026 and 2025, respectively. Additionally, Greystone has one other major customer that accounted for approximately 13% and 4% of total sales during the three months ended February 28, 2026 and 2025, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Cost of Sales

The cost of sales for the three months ended February 28, 2026, was $4,930,543 or 142% of sales, compared to $11,577,980, or 81% of sales, for the three months ended February 28, 2025. The increase in the ratio of cost of sales to sales for the three months ended February 28, 2026, over the prior period was primarily the result of reduced production during the three months ended February 28, 2026, specifically, the Company capitalized less overhead costs as fewer pallets were produced. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced.

Gross Profit (Loss)

Gross profit (loss) for the three months ended February 28, 2026, was $(1,459,144), or (42%). of sales, compared to $2,737,818, or 19% of sales, for the three months ended February 28, 2025. The principal reason for decrease in gross profit margin for the three months ended February 28, 2026, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,202,930, or 35% of sales, for the three months ended February 28, 2026 compared to $1,374,914, or 10% of sales, for the three months ended February 28, 2025, representing a decrease of $171,984. The decrease is primarily due to continued tight control of other expenses given the loss of a major customer.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $3,012 and $45,486 for the three months ended February 28, 2026 and 2025.

Interest expense was $243,956 for the three months ended February 28, 2026, compared to $248,705 for the three months ended February 28, 2025, representing a decrease of $4,749. This decrease is due to the continuing payments on the principal of outstanding debt as well as reductions in the prime rate of interest which was 6.75% at February 28, 2026, compared to 7.50% at February 28, 2025.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $100,940 and $(194,020) for the three months ended February 28, 2026 and 2025, respectively. The significant change in provision primarily reflects a shift from taxable income in 2025 to a pretax loss in 2026. As a result, the current year provision reflects an income tax benefit associated with the pretax loss, whereas the prior year included income tax expense related to taxable earnings. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Greystone recorded net loss of $(2,802,078) for the three months ended February 28, 2026, compared to net income of $965,665 for three months ended February 28, 2025, primarily for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

The net loss attributable to common stockholders for the three months ended February 28, 2026, was $(2,802,078) or $(0.10) per share, compared to net income attributable to common stockholders of $849,867, or $0.03 per share, for the three months ended February 28, 2025, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the nine months ended February 28, 2026, was as follows:

Cash provided by operating activities	$2,660
Cash used in investing activities	$(1,796,189)
Cash provided by financing activities	$465,094

The contractual obligations and rents of Greystone as of February 28, 2026 were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Long-term debt	$11,763,650	$11,763,650	$-	$-	$-
Operating leases	$6,791,400	$609,000	$1,260,370	$1,184,020	$3,738,010

Greystone had a working capital of $1,196,903 as of February 28, 2026.

Greystone’s principal debt obligations include a $6,000,000 revolving loan, subject to borrowing base limitations, and several term notes. Greystone was not in compliance with certain financial covenants as of February 28, 2026. Therefore, all of the long term debt has been classified as current. To provide for the funding to meet Greystone's operating activities and contractual obligations as of February 28, 2026, Greystone will have to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial portion of debt financing that Greystone has received through February 28, 2026, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so, or that they will do so on terms that are acceptable to Greystone.

During the third and fourth quarter of fiscal year 2025, the Company paid $5,000,000 to retire all shares of preferred stock. Prior to retiring, Greystone had 50,000 outstanding shares of cumulative 2003 preferred stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during the nine months ended February 28, 2026 and 2025 of $1,610 and $378,938, respectively. Preferred stock dividend payments to the holders of its preferred stock were allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

During the year ended May 31, 2025, the Company repurchased 519,124 shares of its common stock for an aggregate amount of $606,737 under a share repurchase program announced by the Board on June 28, 2024. During the first quarter of fiscal 2026, covering the three-month period ended August 31, 2025, the Company repurchased an additional 89,876 shares for $123,147 under the same program. No additional activity occurred during the second or third quarters of fiscal 2026. As disclosed in the Form 8-K filed on June 28, 2024, the Board’s intent in authorizing the program was to employ strategic buybacks as a means of enhancing shareholder value.

During fiscal year 2026, the Company lost a major customer, which represented a significant portion of consolidated revenues. This change is expected to impact future sales values and will reduce operating cash flows in both the current and subsequent periods. In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management. This will lead to decreased labor needs and the discontinued use of temporary labor. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. During the quarter ended February 28, 2026, the Company was able to modify terms of its debt to extend the maturity and require interest only payments for the next 10 months. Management believes that the successful execution of its business plan coupled with the debt modifications will be sufficient to meet its funding requirements for the foreseeable future.

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

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Management has determined that as of February 28, 2026, Greystone will not be able to realize the full effect of the deferred tax assets so a valuation allowance of $1,293,139 has been recorded. As of May 31, 2025, no valuation allowance was recorded. As of February 28, 2026 and May 31, 2025, there was $692,035 and $268,935, respectively of prepaid tax expenses related to fiscal year 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of Greystone's Chief Executive Officer (CEO) of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of February 28, 2026, Greystone’s CEO and CFO concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective as of February 28, 2026, as a result of a weakness in the design of internal controls over financial reporting identified below.

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

During the nine months ended February 28, 2026, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Clawback Policy Disclosure

During the quarter ended February 28, 2026, the Company did not identify any accounting restatements that would trigger a recovery of incentive-based compensation under its clawback policy adopted pursuant to Rule 10D-1 of the Securities Exchange Act of 1934. Accordingly, no recoveries were made during the period. The Company has performed a recovery analysis in accordance with its clawback policy and determined that no incentive-based compensation was subject to recovery during the applicable period.

Cybersecurity Incident Disclosure

During the quarter ended February 28, 2026, the Company did not identify any material cybersecurity incidents. The Company continues to monitor and manage cybersecurity risks through its established governance and risk management framework.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: April 14, 2026	/s/ Warren F. Kruger
Warren F. Kruger, Director, President, Chief
Executive Officer (Principal Executive Officer) and Chief Financial Officer