Form 10-K
period 2026-05-31
GREYSTONE LOGISTICS, INC.
filed 2026-08-31
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                May 31, 2026

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

☐Yes ☒ No

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

☐Yes ☒ No

As of November 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by (reference to the price at which the registrant’s common stock was last sold on such date, was approximately $8,582,491 ($0.60 per share).

As of August 31, 2026, there were 27,270,701 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

Current Business

Products

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through its wholly owned subsidiary, GSM. Greystone sells its pallets through a network of independent contractor distributors and direct sales by its President and sales department. As of May 31, 2026, Greystone had an aggregate in-house production capacity of approximately 225,000 pallets per month from 14 injection molding machines of which 12 are located in Bettendorf, IA and 2 located in Palmyra, MO. In addition, Greystone outsources production for pallets produced by injection molding machines as necessary to accommodate overflow. Greystone’s injection molding machine production as of May 31, 2026 consists of the following:

●	37” X 32” rackable pallet,
●	40” X 32” rackable pallet,
●	37” X 37” rackable pallet,
●	44” X 56” can pallet,
●	48” X 48” rackable pallet,
●	48” X 40” rackable pallet,
●	48” X 44” rackable pallet,
●	48” X 40” nestable pallet with or without detachable runners,
●	45” X 45” nestable pallet with or without detachable bottom deck,
●	24” X 40” display pallet,
●	48” X 40” monoblock (one-piece) pallet,
●	Half-barrel keg stackable pallet,
●	Slim keg stackable pallet,
●	36” X 36” rackable pallet,
●	48” X 45” monoblock pallet,
●	48” X 45” drum pallet, and
●	48” X 40” mid duty pallet.
●	30” X 38” stand-up beer keg pallet,
●	48” X 40” one-piece, lightweight, full picture-frame pallet.

In April 2023, Greystone opened a facility in Jasper, IN, through the purchase of equipment, including robotics, which uses an extrusion process to produce plastic pallets. The equipment was operated under contract with Jasper Rubber. During the year ended May 31, 2026, Jasper Rubber’s parent company declared bankruptcy and the equipment was moved to Greystone facilities in Iowa. Recycled plastic is used in the process consistent with Greystone’s green standards. The pallets created from this extrusion process are robotically welded, producing pallets in unusual sizes of plastic 2x4 runners with six inch plastic boards.

Greystone operates two grinding lines and four pelletizing lines that process recycled HDPE into regrind pellets (“BBs”) used as feedstock in its pallet manufacturing operations. Greystone currently grinds and pelletizes recycled plastic to customers for a fee. Greystone has two high tonnage machines in Palmyra, Missouri that have been periodically subleased for other high pressure injection products.

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

Pallets are used worldwide for the transportation of goods, and they are primarily made of wood. An estimated 80-90 percent of all U.S. commerce is carried on pallets, which amounts to an estimated 2.6 billion pallets in circulation daily in the United States. The manufacture of wood pallets is estimated to consume more than 45 percent of total U.S. hardwood lumber production. “Pallets move the world,” says Dr. Marshall S. “Mark” White, an emeritus professor at Virginia Tech University and director of the William H. Sardo Jr. Pallet and Container Research Laboratory and Center for Packaging and Unit Load Design.

Industry research published in 20261 indicates that global demand for pallets across all materials was on the order of $90 billion, with continued growth expected in the mid-single digits annually, driven by e-commerce expansion, warehouse automation, and global trade volumes. Within that broader market, plastic pallets are the fastest-growing category by material. Industry researchers estimate the global plastic pallet market at approximately $9.6 billion in 2026, projecting growth at a compound annual rate of roughly 10% through 2031.

This growth is being driven by factors directly relevant to Greystone’s business: tightening restrictions on untreated wood in international trade; increased automation in warehousing and distribution, which favors the dimensional consistency that plastic pallets provide; and the continued expansion of circular-economy and sustainability initiatives that favor reusable, recyclable assets over single-use wood pallets. Rackable pallets, the category into which most Greystone’s products fall, are estimated to represent approximately 43% of the global plastic pallet market by pallet type in 2026. High-density polyethylene, the material used in Greystone’s pallets, remains the leading plastic pallet material due to its durability, chemical and moisture resistance, and suitability for repeated use in food, beverage and pharmaceutical supply chains — the primary end markets Greystone serves.

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

1 “Plastic Pallets Market Size & Share Analysis - Growth Trends & Forecasts (2026 - 2030)
Source: https://www.mordorintelligence.com/industry-reports/plastic-pallets-market

Employees

As of May 31, 2026, Greystone had full-time equivalents (“FTE’s” is a unit of measure that translates number of weekly hours worked by all employees where 40 hours per week is a single person) of approximately 82 full time employees. A temporary personnel service provides additional production personnel on an as needed basis of which there were FTE’s of approximately 16 employees as of May 31, 2026.

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

Greystone’s customers generally either have a recurring need for pallets such as a distributor and an end-user who acquires pallets for a closed loop distribution system or end users who acquire pallets for internal warehouse use. The latter group of customers may or may not have a recurring demand for pallets each year. Accordingly, revenues from customers that qualify as substantial in any one year may vary. During fiscal years 2026 and 2025, Greystone derived a substantial portion of its revenue from two customers. These customers accounted for approximately 53% and 63% of total sales in fiscal years 2026 and 2025, respectively. During fiscal year 2026, the Company lost a major customer. Based on historical sales to this customer, management expects a total loss of sales of approximately $30 million or 55%. The termination of this relationship has negatively impacted the Company’s financial condition and operating results. The loss of the customer allowed Greystone to enter the pallet pooling space previously prohibited under contract. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base. Management is aggressively pursuing pooling opportunities in this extremely large market, and the sales team continues its efforts to expand relationships with existing customers and the new product lines added during the year.

Greystone’s recycled plastic pallets are designed to meet the respective customers’ needs and are the only pallets approved for use by these customers. There is no assurance that Greystone will retain these customers’ business at the same level, or at all. The loss of a material amount of business from one of these customers could have a material adverse effect on Greystone.

Competition

Greystone’s primary competitors are a large number of small, privately held firms that sell wood pallets in limited geographic locations. Greystone believes that it can compete with manufacturers of wood pallets by emphasizing the cost savings realized over the longer life of its plastic pallets, as well as the environmental benefits (principally elimination from landfill and recycling) of its plastic pallets as compared to wood pallets. Greystone also competes with three large and approximately ten small manufacturers of plastic pallets. Some of Greystone’s competitors may have substantially greater financial and other resources than Greystone and, therefore, may be able to commit greater resources than Greystone in the areas of product development, manufacturing and marketing. However, Greystone believes that its proprietary designs coupled with the competitive pricing of its products gives Greystone an advantage over other plastic pallet manufacturers.

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

ESG, an acronym for environmental, social and governance, consists of three broad categories or areas of interest of what is termed “socially responsible investors.” Within each ESG category there are various specific related concerns that may or may not be pertinent in a given situation depending on the specific investment being examined. The environmental category concerns include pollution or waste material that a company produces and factors related to climate change. The environmental circumstances surrounding deforestation imply that continued and growing interest in ESG compliance will lead companies to strongly consider the change to plastic pallets. Use of recycled plastics to produce pallets, as Greystone does, demonstrates commitment to ESG by reducing plastic disposition to landfills.

Greystone’s management believes that the gradual shifting trend from wood to 100 percent recyclable plastic pallets will continue, with the primary limiting factors being a front-end higher price and some regulatory limits to certain applications of pallet use. The savings come in recyclability and significantly longer life which lowers the cost per trip dramatically. Greystone intends to continue to conduct research on pallet design for strength and coefficient of friction, on the materials used to make the plastic pallets as required to meet market demands and to improve its existing products. Plastic pallets reduce wood waste, are hygienic, weigh less, which lowers fuel consumption and transport costs and are fully recyclable.

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

Historically, Greystone was dependent on a few large customers.

Greystone previously derived over 50% of its revenue from two major customers. During fiscal year 2026, the Company lost one of the major customers. The termination of this relationship has negatively impacted the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base. Greystone now derives a large portion of its revenue from a broad range of customers and expects that this trend will continue in the foreseeable future. No customer currently provides over 10% of the company’s revenue. There is no assurance that Greystone will retain these customers’ business at the same level, or at all.

We may not be able to effectively protect Greystone’s patents and proprietary rights.

Greystone relies upon a combination of patents and trade secrets to protect its proprietary technology, rights and knowledge. There can be no assurance that such patent rights will not be infringed upon, that Greystone’s trade secrets will not otherwise become known to or independently developed by competitors, that non-disclosure agreements will not be breached, or that Greystone would have adequate remedies for any such infringement or breach. Litigation may be necessary to enforce Greystone’s proprietary rights or to defend Greystone against third-party claims of infringement. Such litigation could result in substantial cost to, and a diversion of effort by, Greystone and its management and may have a material adverse effect on Greystone. Greystone’s success and potential competitive advantage is dependent upon its ability to exploit the technology under these patents. There can be no assurance that Greystone will be able to exploit the technology covered by these patents or that Greystone will be able to do so exclusively.

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

The testing, manufacturing and marketing of Greystone’s products and proposed products involve inherent risks related to product liability claims or similar legal theories that may be asserted against Greystone, some of which may cause Greystone to incur significant defense costs. Although Greystone currently maintains product liability insurance coverage that it believes is adequate, there can be no assurance that the coverage limits of its insurance will be adequate under all circumstances or that all such claims will be covered by insurance. In addition, these policies must be renewed every year. While Greystone has been able to obtain product liability insurance in the past, there can be no assurance it will be able to obtain such insurance in the future on all its existing or future products. A successful product liability claim or other judgment against Greystone in excess of its insurance coverage, or the loss of Greystone’s product liability insurance coverage could have a material adverse effect upon Greystone.

Greystone currently depends on certain key personnel.

Greystone is dependent on the experience, abilities and continued services of its current management. In particular, Warren F. Kruger, Greystone’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board has played a significant role in the development, management and financing of Greystone. The loss or reduction of services of Warren F. Kruger or any other key employee could have a material adverse effect on Greystone. In addition, there is no assurance that additional managerial assistance will not be required, or that Greystone will be able to attract or retain such personnel.

Greystone’s executive officers and directors control a large percentage of Greystone’s outstanding common stock which entitles them to certain voting rights, including the right to elect a majority of Greystone’s Board of Directors.

Greystone’s executive officers and directors (and their affiliates), in the aggregate, own approximately 46.69% of Greystone’s outstanding common stock and have approximately 46.69% of the voting power. Therefore, Greystone’s executive officers and directors can have significant influence with respect to the outcome of matters submitted to Greystone’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Greystone’s assets) and to control Greystone’s management and affairs. During fiscal year 2025, Greystone redeemed all $5,000,000 of its outstanding 2003 preferred stock, and no preferred stock remained outstanding as of the end of the fiscal year. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of Greystone’s common stock.

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

Greystone has not declared or paid any dividends on its common stock. Greystone currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, Greystone is restricted in its ability to pay dividends to holders of its common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 27,000,000 shares of our common stock outstanding as of May 31, 2026, approximately 13,000,000 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

We do not have any long-term contracts with our suppliers or with our customers, and we do not have many written contracts with our customers, and if we cannot maintain these relationships or if we or our suppliers experience manufacturing problems or delays, our financial results will be negatively affected.

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

We store products in our warehouses that we then ship to customers or distributors. If we run out of capacity, we will not be able to store as many products and may not be able to maintain all products in an efficient manner. Additionally, if there is any unexpected interruption to our warehousing facilities, for any reason, such as loss of certifications or licenses, as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, electrical outages, or other events, it could result in significant reductions to our sales and margins and could have a material adverse effect on our business, financial condition or results of operations.

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

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

We have incurred net losses, experienced negative operating cash flows, accumulated a significant deficit, and had a working capital deficit as of May 31, 2026. We also lost a significant customer during fiscal 2026 and were in default under certain debt covenants and cross-default provisions, resulting in substantially all debt being classified as current.  Our ability to continue operations depends on replacing lost revenues, generating positive cash flow, maintaining lender support, and obtaining additional financing. If we are unsuccessful in these efforts, our business, financial condition, results of operations, and common stock value could be materially adversely affected.

We remain subject to risks associated with our indebtedness despite receiving lender accommodations.

Although our lender waived prior events of default and amended our credit arrangements to provide temporary covenant relief and interest-only payment terms, our business remains subject to risks associated with indebtedness. Future operating results, cash flows, and market conditions may affect our ability to satisfy our debt obligations and comply with the terms of our lending arrangements after the temporary relief period expires. If we are unable to meet future requirements under our debt agreements, we may need to obtain additional financing, negotiate further modifications with our lender, or pursue other strategic alternatives, any of which may not be available on favorable terms.

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

Risk Management and Strategy

Due to the size of the Company, our information technology (“IT”) environment does not utilize overly complicated systems or processes. The Company does not sell products or conduct business in an online environment. We utilize a third party managed services provider (“Provider”) for security applications, monitoring, and updates to our information technology environment. The Controller serves as the relationship manager for and has regularly scheduled meetings with the Provider to evaluate whether the services provided meet the Company’s needs, review hardware and software obsolescence, and identify any new threats that need to be addressed. The Company uses multi-factor authentication for applications wherever possible to provide access security and we maintain a secure physical environment.

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

Item 2. Properties.

Greystone’s operations are performed at:

●	Three primary buildings for a total of 126,000 square feet of manufacturing and warehouse space located on approximately 6.35 acres of land in Bettendorf, Iowa. These buildings are leased from Greystone Real Estate, L.L.C. (“GRE”) which is owned by Robert B. Rosene, Jr., a director of Greystone. The manufacturing and warehouse space is sufficiently equipped and designed to accommodate the manufacturing of plastic pallets and is also used for grinding, processing and pelletizing recycled plastic, and storage of various equipment. See discussion of transactions with Mr. Rosene under the liquidity and capital resources section.
●

Two buildings owned by Greystone located within a 30-mile radius of its primary facility for an additional 75,000 square feet of warehouse space. These buildings are currently used for warehousing inventory and grinding operations.

●	Facility in Palmyra, MO, housing two of Greystone’s injection molding machines. Production in this facility is outsourced to the lessor.
●

Greystone previously leased a facility in Jasper, IN to house its extrusion processing machines. That equipment has since been relocated to storage at a Greystone-owned facility, and Greystone no longer occupies or pays rent for the Jasper, IN location.

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

Quarter Ended	High	Low
CAugust 31, 2024	$1.58	$1.54
November 30, 2024	$1.00	$1.00
February 28, 2025	$1.01	$0.99
May 31, 2025	$1.35	$1.31
August 31, 2025	$1.35	$0.98
November 30, 2025	$1.35	$0.59
February 28, 2026	$0.84	$0.28
May 31, 2026	$0.36	$0.14

The  Board of Directors has approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1 million of its common stock over 12 months. Repurchases pursuant to the stock repurchase program commenced during the second fiscal quarter of 2025 and concluded during the first fiscal quarter of 2026. There is Board consensus for capitalizing on attractive market opportunities by employing strategic stock buybacks to enhance shareholder value.

Under the stock repurchase program, the Company may repurchase shares from time to time in the open market at prevailing market prices, pursuant to one or more Rule 10b5-1 plans, or otherwise. Repurchases under the stock repurchase program will be in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and will be made in accordance with applicable laws and regulations in effect from time to time. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including its assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. This program concluded at the end of the first quarter of fiscal year 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet to Be purchased Under the Share Repurchased Program Remaining Shares Authorized Under the Plan
12/1/2024-12/30/2024	10,871	$1.05	10,871	988,034
1/1/2025-1/31/2025	430,725	1.04	30,725	955,365
2/1/2025-2/28/2025	78,396	1.00	78,396	873,965
3/1/2025-3/31/2025	38,691	1.03	38,691	832,209
4/1/2025-4/30/2025	213,107	1.09	213,107	591,463
5/1/2025-5/31/2025	147,334	1.30	147,334	393,264
6/1/2025-6/30/2025	80,876	1.32	80,876	281,367
7/1/2025-7/31/2025	-	-	-	281,367
8/1/2025-8/31/2025	9,000	1.19	9,000	270,117

Holders

As of May 31, 2026, Greystone had approximately 959 common stockholders of record.

Dividends

Greystone paid no cash dividends to its common stockholders during the last two fiscal years and does not plan to pay any cash dividends in the near future. The loan agreement dated July 29, 2022 (the “IBC Loan Agreement”), as amended, among Greystone, GSM and International Bank of Commerce (“IBC”) prohibits Greystone from declaring or paying any dividends to its common stockholders without IBC’s prior written consent. See Note 6 to the consolidated financial statements for additional information. In addition, accrued preferred stock dividends must be paid before a dividend on common stock may be declared or paid, as set forth in the Certificate of Designation, Preferences, Rights and Limitations relating to the preferred stock. See Note 11 to the consolidated financial statements and “Liquidity and Capital Resources” in Item 7 of this Form 10-K for additional information.

Greystone paid dividends on its 2003 preferred stock in the amounts of $1,610 and $427,103 during fiscal years 2026 and 2025, respectively. As of May 31, 2026, all preferred stock has been retired.

Item 6. [RESERVED]

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

Going Concern Assessment

The Company evaluates, at each reporting period, whether conditions or events raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation requires significant management judgment and involves the consideration of numerous factors, including operating results, liquidity, working capital levels, debt maturities, compliance with debt covenants, forecasted cash flows, anticipated capital raising activities, and other financing arrangements.

Management's assessment incorporates assumptions regarding future revenues, gross margins, operating expenses, capital expenditures, availability of financing, and the timing and success of planned corrective actions. Because these assumptions are inherently uncertain and involve estimates about future events, actual results may differ materially from those projected. Changes in operating performance, delays in obtaining financing, the inability to restructure or refinance debt obligations, or other adverse developments could materially affect management's conclusions regarding the Company's ability to continue as a going concern.

Going Concern Assessment (continued)

Where substantial doubt is identified, management must also evaluate whether its plans are probable of being effectively implemented and probable of mitigating the conditions giving rise to the substantial doubt. The Company's conclusions regarding going concern represent one of the most significant judgments utilized in preparing the consolidated financial statements.  The Company's going concern assessment is particularly sensitive to assumptions regarding future operating cash flows, the resolution of debt defaults, the availability of financing from both third-party and related-party sources, and the successful execution of management's liquidity improvement initiatives. Small changes in these assumptions could have a material impact on management's conclusions regarding the Company's ability to continue as a going concern.

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

Related-Party Transactions

The Company enters into transactions with certain related parties, including officers, directors, principal shareholders, and entities affiliated with such individuals. Management evaluates these arrangements to determine the appropriate accounting treatment and disclosure requirements under applicable accounting standards. The Company has historically engaged in financing and other transactions with related parties that have been significant to its operations and liquidity. Judgments regarding the economic substance, valuation, classification, and disclosure of these transactions are highly dependent upon the specific terms of each arrangement and may materially affect the presentation of the Company's consolidated financial statements and liquidity disclosures.

Significant judgment is required in identifying related parties, assessing the substance of transactions, determining whether transactions are conducted on terms comparable to those available from unrelated third parties, evaluating classification within the consolidated financial statements, and determining the adequacy of related disclosures. In addition, management must assess whether certain transactions contain financing elements or otherwise require specialized accounting consideration.

Amounts due to or from related parties, related-party financing arrangements, guarantees, leases, asset transfers, and other affiliated transactions may require management to estimate fair values or evaluate market-based assumptions. Because many related-party arrangements are negotiated outside normal market conditions, determining the appropriate accounting treatment may involve significant judgment. Changes in facts and circumstances, additional information regarding the nature of relationships, or revised assumptions regarding valuation could materially affect reported results and related disclosures.

Results of Operations

General

The consolidated financial statements include Greystone and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”), and Plastic Pallet Production, Inc. (“PPP”).

Greystone’s primary business is the manufacturing of plastic pallets utilizing recycled plastic and selling the pallets through one of its wholly owned subsidiaries, GSM.

As of May 31, 2026 and 2025, Greystone had FTE’s of approximately 80 and 190 employees. Temporary personnel from a personnel service entity are utilized as needed. At any point in time, the Company can have between 16-80 temporary employees. Greystone’s in-house production capacity for its injection molding machines capable of producing pallets is approximately 225,000 plastic pallets per month, or 2,700,000 per year. Production levels will vary proportionately as a result of the pallet design, machine downtime or customer restrictions for maintaining stringent sizing on certain pallets.

Year Ended May 31, 2026 Compared to Year Ended May 31, 2025

Sales

Sales were $27,536,343 for fiscal year 2026 compared to $57,869,480 for fiscal year 2025 representing a decrease of $30,333,137, or about 52%. The reduction in sales, compared to the prior period, is primarily attributable to an approximately 60-65% decrease in demand from two of its major customers.

Cost of Sales

Cost of sales was $29,253,173 (106% of sales) and $47,819,840 (83% of sales) in fiscal years 2026 and 2025, respectively. The increase in the ratio of cost of sales to sales (the “ratio”) in fiscal year 2026 from fiscal year 2025 was the result of several factors, including a decline in production of plastic pallets. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pellets produced.

Selling, General and Administrative Expenses

Selling, general and administrative (SGA) expenses were $6,051,426 (22% of sales) for fiscal year 2026 compared to $6,478,151, (11% of sales) for fiscal year 2025, representing a decrease of $426,725. The decrease was primarily attributable to tighter expense controls implemented after the loss of a major customer.

Gain on Involuntary Conversion

The Company recognized a gain on involuntary conversion of $741,821 during the fiscal year ended May 31, 2025 related to the final settlement of insurance claims arising from a warehouse fire that occurred in February 2024 and equipment damage resulting from a prior storm event. During fiscal year 2025, the Company and its insurer finalized the value of the related inventory, building, and equipment claims, resulting in the recognition of the gain. Amounts due from the insurer related to these claims were included in other receivables as of May 31, 2025 and were fully collected during fiscal year 2026. No gain on involuntary conversion was recognized during the fiscal year ended May 31, 2026.

Other Income (Expenses)

Other income for fiscal years 2026 and 2025 included:

	2026	2025
Interest Income	$5,006	$98,361
Other	$(38)	63,888
Total Other Income	$4,968	$162,249

Interest expense was $911,807 in fiscal year 2026 compared to $1,018,084 in fiscal year 2025 for a decrease of $106,277. This decrease is primarily attributable to the decrease in the prime rate of interest which was 6.75% at May 31, 2026, compared to 7.50% at May 31, 2025.

Benefit (Provision) for Income Taxes

The benefit for income taxes was $439,519 in fiscal year 2026 compared to a provision of $(1,106,465) in fiscal year 2025. The effective tax rate differs from federal statutory rates due to state income taxes, charges which have no income tax benefit, changes in the valuation allowance, and provision to return adjustments primarily attributable to fixed assets depreciation and lease accounting.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss)

Net loss was $(8,235,576) in fiscal year 2026 compared to net income of $2,351,010 in fiscal year 2025 for a decrease of $10,586,586 for the reasons discussed above.

Net Income (Loss) Attributable to Common Stockholders

After deducting preferred dividends, the net loss attributable to common stockholders was $(8,235,576), or $(0.30) per share, in fiscal year 2026 compared to $1,922,297, or $0.07 per share, in fiscal year 2025 for the reasons discussed above. As of May 31, 2025, all preferred stock has been retired so no further dividend payments are anticipated.

Liquidity and Capital Resources

General

A summary of Greystone’s cash flows for the year ended May 31, 2026, was as follows:

Cash used in operating activities	$(1,483,020)
Cash used in investing activities	$(1,973,041)
Cash provided by financing activities	$2,422,941

Contractual obligations of Greystone as of May 31, 2026, were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Revolving loan	$2,200,000	$2,200,000	$-	$-	$-
Long-term debt	$10,875,914	$1,296,609	$6,467,918	$3,111,387	$-
Operating leases	$6,639,150	$609,000	$1,267,060	$1,165,270	$3,597,820
Finance obligation	$1,012,504	$201,670	$415,524	$395,310	$-

Greystone had a working capital deficit of $(7,860,055) as of May 31, 2026.

Greystone’s principal debt obligations include a $3,000,000 revolving loan, subject to borrowing base limitations, and several term notes. Greystone was not in compliance with certain financial covenants as well as cross default provisions as of May 31, 2026; therefore, all of the long term debt has been classified as current. To provide for the funding to meet Greystone’s operating activities and contractual obligations as of May 31, 2026, Greystone will have to continue to produce positive operating results or explore various options including long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient financing to meet these obligations.

A substantial portion of debt financing that Greystone received through May 31, 2026, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that either will do so.

During the third and fourth quarters for fiscal year 2025, the Company paid $5,000,000 to retire all shares of preferred stock. Prior to retiring, Greystone had 50,000 outstanding shares of cumulative 2003 Preferred Stock for a total of $5,000,000 with a preferred dividend rate at the prime rate of interest plus 3.25%. Greystone paid accrued dividends to its preferred stockholders during fiscal years 2026 and 2025 of $1,610 and $427,103, respectively. Preferred stock dividend payments to the holders of its preferred stock were allowed under the terms of the IBC Restated Loan Agreement as discussed herein under the caption “Loans from International Bank of Commerce” which allows for such payments not to exceed $1,000,000 per year. Greystone does not anticipate that it will make cash dividend payments to any holders of its common stock unless and until the financial position of Greystone improves through increased revenues, additional financing or otherwise. Further, pursuant to the terms and conditions of certain loan documentation with International Bank of Commerce, as discussed herein under the caption “Loans from International Bank of Commerce,” and the terms and conditions of Greystone’s 2003 preferred stock, Greystone is restricted in its ability to pay dividends to holders of its common stock.

During the year ended May 31, 2025, the Company paid $606,737 to repurchase 519,124 shares of outstanding common stock under a plan announced by the Board on June 28, 2024. During the first quarter of fiscal 2026, covering the three-month period ended August 31, 2025, the Company repurchased an additional 89,876 shares for $123,147 under the same program. No additional activity occurred during fiscal 2026. As disclosed in the Form 8-K filed on June 28, 2024, the Board’s intent in authorizing the program was to employ strategic buybacks as a means of enhancing shareholder value.

During fiscal year 2026, the Company lost a major customer, which represented a significant portion of consolidated revenues. This change is expected to impact future sales values and will reduce operating cash flows in both the current and subsequent periods. In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management. This will lead to decreased labor needs and the discontinued use of temporary labor. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. Management successfully negotiated with lenders to provide for interest‑only payments on certain debt obligations through December 31, 2026 as part of its liquidity management efforts. The revolving loan as well as the term loans are subject to certain financial covenants as well as cross default provisions. Greystone was not in compliance with certain financial covenants as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived existing covenant violations through the amendment date and suspended testing of certain financial covenants through November 30, 2026. As of the issuance date of these consolidated financial statements, IBC had not exercised its rights to accelerate the indebtedness and the Company remained in compliance with the terms of the amended agreement. The Company continues to work with IBC regarding its future financing arrangements and covenant requirements. Management’s forecasts indicate that compliance with certain financial covenants upon the resumption of covenant testing may require additional amendments, waivers, or other accommodations from the lender. While IBC has waived specified covenant violations through the amendment date and suspended covenant testing through November 30, 2026, there can be no assurance that additional waivers or amendments, if needed, will be obtained on acceptable terms. Additionally, as of May 31, 2026, the Company is also in default related to term loans with First Interstate Bank and no waiver has been obtained. Therefore, all of the long term debt has been classified as current.

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

Transactions with Warren F. Kruger and Related Entities

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Mr. Kruger, Greystone’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board owns and rents to Greystone certain grinding equipment used to grind raw materials and certain extruders for pelletizing recycled plastic into pellets for use as raw material in the manufacture of pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees were $1,430,000 and $1,457,200 for fiscal years 2026 and 2025, respectively.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a 6 year lease agreement at a rental rate of $6,250 per month.

Loans from International Bank of Commerce (“IBC”)

On July 29, 2022, Greystone and GSM (collectively, the “Borrowers”) entered into an Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”) (the “IBC Restated Loan Agreement”), which consolidated certain existing term loans, provided additional funding for equipment purchases and renewed the revolving loan. The IBC Restated Loan Agreement provided for term loans and a revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations.

The Revolving Loan bore interest at the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025, or the prime rate of interest plus 0.50%, and initially matured on February 5, 2026. On February 5, 2024, Greystone and IBC entered into a Second Amendment to the IBC Restated Loan Agreement, which, among other things, extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026, increased the permitted distributions to holders of preferred stock to $1,000,000 and authorized Greystone’s stock repurchase plan not to exceed $1,000,000. On January 14, 2025, Greystone and IBC entered into a Third Amendment to the IBC Restated Loan Agreement, which limited repurchases of Greystone equity instruments to an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026. Effective February 5, 2026, the Revolving Loan was modified to extend the final maturity date to May 5, 2026, with a starting interest rate of 7.25%. Effective April 28, 2026, the Revolving Loan was further modified to extend the final maturity date to July 5, 2026. As of May 31, 2026, Greystone’s available revolving loan borrowing capacity was approximately $1.3 million.

Prior to January 9, 2026, the IBC term loans required equal monthly payments of principal and interest in amounts sufficient to amortize the principal balance of the loans over their remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Prior to January 9, 2026, aggregate payments for the IBC term loans were approximately $250,000 per month. On January 9, 2026, Greystone and IBC entered into a Fourth Amendment to the IBC Restated Loan Agreement, which adjusted the interest rate floor on the term loans to 6.25% and allowed interest-only payments through December 29, 2026. Beginning January 29, 2027 and continuing thereafter until the notes are paid in full, the aggregate payments for the IBC term loans will be approximately $245,000 per month. The final maturity date was modified to be July 29, 2030.

On July 5, 2026, subsequent to year-end, Greystone and IBC entered into a Fifth Amendment to the IBC Restated Loan Agreement for the term loans and revolving loan. Under the Fifth Amendment, IBC waived existing covenant defaults and events of default related to specified financial covenants through the amendment date and suspended testing of certain financial covenants through November 30, 2026, after which covenant compliance testing resumes. The Fifth Amendment also extended the maturity date of the Revolving Loan from July 5, 2026 to February 5, 2027 and reduced the revolving commitment to $3.5 million. In addition, the Fifth Amendment modified certain borrowing base and reporting requirements, imposed additional restrictions on capital expenditures and equity distributions, and expanded IBC’s collateral and guaranty support. All other material terms of the credit facility remain in effect.

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Borrowers. Warren F. Kruger, the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, and Robert B. Rosene, Jr., a member of the Company’s Board of Directors and a member of the board for IBC, provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. During the year ended May 31, 2025, Mr. Rosene was released from his guaranty in accordance with the IBC Restated Loan Agreement. In connection with the Fifth Amendment described above, Warren F. Kruger’s prior limited guaranty was replaced with an unlimited guaranty and the Warren F. Kruger Trust also signed a new unlimited guaranty.

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

On April 23, 2026, the Company entered into an agreement, approved by the Board, with GRE to sell certain commercial real estate located in Bettendorf, Iowa to GRE for proceeds of approximately $1.7 million.  Simultaneously, the parties entered into a long-term lease agreement for continued use of the property The non-cancellable five year lease agreement contains no extensions and requires initial monthly payments of $16,750, escalating annually by 2%. Pursuant to the purchase agreement, the Company retained an option to repurchase the property during the stated lease term. The repurchase price is the greater of the original purchase price or the property's then-current fair value as determined in accordance with the agreement.  Management evaluated the transaction under ASC 842, Leases, and concluded that the transfer of the property does not qualify for sale accounting. Accordingly, the transaction is accounted for as a financing obligation. The Company continues to recognize the underlying property within property, plant and equipment and recognizes a financial obligation for the proceeds received. Payments made under the arrangement which totaled $33,500 for the year ending May 31, 2026 were accounted for as payments of interest on the financing obligation.  The effective interest rate of the financing was 12.35%.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Warren F. Kruger, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2026. Based upon such evaluation, Mr. Kruger has concluded that, as of May 31, 2026, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Under the supervision and with the participation of Greystone’s management, including Greystone’s Chief Executive Officer and Chief Financial Officer, as of May 31, 2026, Greystone evaluated the effectiveness of Greystone’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of May 31, 2026 was not effective.

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

•	The Company has not properly identified or accounted for multiple significant equity transactions in the years ended May 31, 2026 and May 31, 2025, requiring significant reclassifications to equity.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

During the fourth quarter of fiscal 2026, the Company entered into a failed sale-leaseback transaction relating to certain real property with Director Rosene. The transaction included lease obligations and certain repurchase rights. Information regarding the transaction is included herein pursuant to Item 9B of Form 10-K, included above under the heading “Liquidity and Capital Resources” on Item 7, and in Note 7 and Note 9 to the consolidated financial statements.

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

Name	Position	Term as Director Expires
Warren F. Kruger	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2027
Larry J. LeBarre	Director	2027
Robert B. Rosene, Jr.	Director	2027
Drew T. Lockard	Director	2027

Warren F. Kruger, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Warren F. Kruger, Manager/CEO of privately held Yorktown Management & Financial Services, L.L.C., is 70 years old. Yorktown is involved in investment banking, real estate, manufacturing and energy endeavors. Mr. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC, which owns TriEnda Holdings, LLC. and PendaForm, LLC. TriEnda Holdings manufactures plastic pallets utilizing a thermoform process. Because of the different qualities between the pallets manufactured by Greystone and TriEnda, there is no direct competition between the two companies. Mr. Kruger earned a Bachelor of Business Administration degree from the University of Oklahoma and an Executive M.B.A. from Southern Methodist University. Mr. Kruger has over forty years of experience in the financial services industry. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and controlled United Bank Club Association, Inc. until 1996 when the firm was sold to a subsidiary of Cendant Corp. (a former NYSE company). He also owned and operated Century Ice, a manufacturer and distributor of ice products from 1996 to 1997, when Packaged Ice, Inc., acquired Century Ice in an industry rollup.

Mr. Kruger became a director of Greystone on January 4, 2002, served as President and Chief Executive Officer from January 10, 2003 to present and, most recently, was also named Chief Financial Officer beginning in the 2nd quarter of fiscal year 2025.

Mr. Kruger’s business experience and knowledge of the day-to-day operations of Greystone make him well suited to serve on Greystone’s Board of Directors.

Larry J. LeBarre, Director

Mr. LeBarre, age 70, was President and CEO of privately held Native American Marketing (“Native American”) until 2014 when the company was sold to Seminole Energy. Native American was founded by Mr. LeBarre in 2004 as an oil transportation, storage, and marketing business. Mr. LeBarre earned a Bachelor of Business Administration degree from the University of Oklahoma, became a Certified Public Accountant while working for Price Waterhouse & Co. (now PriceWaterhouseCoopers, LLP) and continued his career in the hazardous waste industry and later with Plains Resources. Mr. LeBarre is also actively involved in investment banking, real estate, and oil and gas investments.

Mr. LeBarre became a director of Greystone effective May 5, 2012. Mr. LeBarre’s business experience makes him qualified to serve as a member of Greystone’s Board of Directors.

Robert B. Rosene, Jr., Director

Mr. Rosene, age 72, is President of Patriot Auto Group, L.L.C., which owns seven auto dealerships in Oklahoma. In addition, Mr. Rosene oversees a variety of investments including oil and gas interests, commercial real estate and other investments. Mr. Rosene co-founded Summit Exploration, L.L.C., an oil and gas production company that owns oil and gas production interests in several states. Mr. Rosene has a B.A. with an emphasis in accounting from Oklahoma Baptist University.

Mr. Rosene became a director of Greystone effective June 14, 2004. Mr. Rosene’s business experience and longstanding relationship with Greystone makes him qualified to serve as a member of Greystone’s Board of Directors.

Drew T. Lockard, Director

Mr. Lockard, age 48, has been a Managing Director at Stretto since February 2019. Stretto is a bankruptcy technology firm and is responsible for developing new business and managing client relationships. Mr. Lockard is an expert in corporate restructuring, turnaround management and energy consulting. Throughout his career, he has led practice‐building efforts, guided professional advisors through high‐impact situations and managed large corporate turnarounds. Prior to joining Stretto, Mr. Lockard was a Managing Director and head of the Dallas office for Opportune, an energy consulting firm, from August 2016 until January 2019. At Opportune, he was responsible for developing new business and expanding the Opportune brand in North Texas. Prior to joining Opportune, Mr. Lockard was a Director at AlixPartners, a global management consulting firm. During his 14‐year career at AlixPartners, he was primarily focused on client delivery and building various practice groups.

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

Director Independence

The Board of Directors has undertaken a review of the independence of each director. In conducting this review, the Board considered all relevant facts and circumstances known to the Company, including any transactions, relationships, or arrangements between the Company and each director, as well as any relationships involving entities with which a director is affiliated.

Based on this review, the Board affirmatively determined that LeBarre and Lockard are independent directors. The Board concluded that neither director has any relationship that would impair his ability to exercise independent judgment in the performance of his duties as a director.

The Board determined that Mr. Kruger is not independent due to his service as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board. The Board determined that Mr. Rosene is not independent due to certain relationships with the Company described under “Certain Relationships and Related Transactions and Director Independence”. As of the date of this report, two of the Company’s four directors are independent directors.

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

Greystone Logistics, Inc. Board of Directors

c/o Greystone Logistics, Inc.

Attention: Corporate Secretary

1613 East 15th Street

Tulsa, Oklahoma 74120

Since the filing of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2026, there have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaws.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by shareholders. The Board will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The Board initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the Board. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the Board considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. A member of the Board will contact, for further review, those candidates who the Board believes are qualified, who may fulfill a specific Board need and who would otherwise best contribute to the Board. The Board is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the Board learns during this process, it determines which nominee(s) to submit for election. The Board uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended May 31, 2026 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board meetings, prior to recommending a director for reelection.

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

Based solely on review of the copies of such reports furnished to Greystone and any written representations that no other reports were required during fiscal year 2026, to Greystone’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during fiscal year 2026 were complied with on a timely basis.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to named executive officers during the fiscal years ended May 31, 2026 and 2025:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31,	Salary	Bonus	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Warren F. Kruger,	2026	$600,000	$-	$-	$-	$216,150	(1)	$816,150
President and Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	2025	$369,231	$254,314	$-	$-	$37,500		$661,045

(1):	This includes $25,000 in board fees and $191,250 paid to Warren F. Kruger in addition to his base salary not paid pursuant to a separate consulting or other services arrangement

Outstanding Equity Awards at Fiscal Year End

None.

Directors’ Compensation

Greystone compensates members of its Board of Directors at a rate of $12,500 per meeting attended. Due to liquidity constraints, only two board meeting payments were made during fiscal 2026. Thereafter, director compensation was suspended, and no amounts related to meetings attended after the suspension are payable to the directors. The following table sets forth compensation paid, earned or awarded during the fiscal year ended May 31, 2026 to each of our directors, whose compensation is included above in the “2026 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Larry J. LeBarre	$25,000	$-	$-	$25,000
Robert B. Rosene, Jr.	$25,000	$-	$-	$25,000
Drew T. Lockard	$25,000	$-	$-	$25,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2026, Greystone had 27,270,701 shares of its common stock and 0 shares of its 2003 preferred stock outstanding.

The following table sets forth certain information regarding the shares of Greystone’s common stock beneficially owned as of May 31, 2026, by (i) each person known by Greystone to own beneficially 5% or more of Greystone’s outstanding common stock, (ii) each of Greystone’s directors and named officers, and (iii) all of Greystone’s directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Senior Preferred Stock Beneficially Owned(3)	Percent of Class	Voting Shares Beneficially Owned(4)	Percent of Total Voting Power
Warren F. Kruger	8,900,805	(5)	32.05%	-	0%	8,900,805	32.05%
Robert B. Rosene, Jr.	3,469,051	(6)	12.49%	-	0%	3,469,051	12.49%
Larry J. LeBarre	520,093		1.87%	-	0%	520,093	1.87%
Drew T. Lockard	76,600		.28%	-	0%	76,600	*
All Directors & Officers as a Group (4 persons)	12,966,549	(7)	46.69%	-	0%	12,966,549	46.69%
Other 5% Stockholders
None

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

(4)

Total “Voting Shares” is defined as the number of shares of common stock outstanding, each share of which receives one vote, or 27,270,701 Voting Shares total. The number of Voting Shares reported by each reporting person above represents the number of shares of common stock beneficially owned by such reporting person plus the number of votes afforded to such reporting person as a holder of shares of Senior Preferred Stock, as applicable.

(5)

The total includes: (i) 8,631,805, shares of common stock beneficially owned directly by Mr. Kruger; (ii) 19,000 shares held of record by Yorktown; (iii) 250,000 shares of common stock that Mr. Kruger may acquire through the exercise of a warrant.

(6)	The total includes: (i) 3,219,051 shares of common stock beneficially owned directly by Mr. Rosene; 250,000 shares of common stock that Mr. Rosene may acquire through the exercise of a warrant.

(7)

The total includes: (i) 12,466,549 shares of common stock; (ii) 250,000 shares of common stock that Mr. Kruger has the right to acquire by exercising a warrant; (iii) 250,000 shares of common stock that Mr. Rosene has the right to acquire by exercising a warrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

General

For information regarding loans from IBC and Kruger’s and Rosene’s relationship thereto, see “Loan from International Bank of Commerce (“IBC”) in Item 7 of this Form 10-K.

Transactions with Warren F. Kruger, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Greystone’s CEO and President, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material for manufacturing pallets. Greystone compensates Yorktown for the use of equipment as discussed below. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 and $1,457,200 for fiscal years 2026 and 2025, respectively. Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $75,000 for fiscal years 2026 and 2025, respectively.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing. Warren F. Kruger, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KBH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2026, Greystone began a service of disassembling and grinding of certain items for TriEnda. During fiscal year 2026 and 2025, Greystone purchases from TriEnda totaled $43,135 and $81,970, respectively and sales to TriEnda totaled $1,374,096 and $517,194, respectively. As of May 31, 2026 and 2025, TriEnda owed $928,482 and $617,538, respectively, to Greystone.

Durakon Industries, Inc. is a Mexican subsidiary of Trienda Holdings, LLC with which the Company also does business. Sales to Durakon totaled $62,640 and $37,320 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, Durakon owed $0 and $37,320, respectively to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren F. Kruger. Green purchased pallets from Greystone totaling $319,005 and $367,965 in fiscal years 2026 and 2025, respectively. As of May 31, 2026 and 2025, Green owed $100,980 and $273,345, respectively, to Greystone.

Transactions with Robert B. Rosene, Jr., Director

See transactions described under the “Liquidity and Capital Resources” section of Item 7 of this Form 10-K.

Director Independence

Information regarding director independence is included under Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Greystone by HoganTaylor LLP, Greystone’s independent registered public accounting firm, for professional services rendered for the fiscal years ended May 31, 2026 and May 31, 2025:

Fee Category	Fiscal 2026 Fees	Fiscal 2025 Fees

Audit Fees(1)	$202,000	$209,612
Audit-Related Fees	18,900	27,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$220,900	$237,112

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of Greystone’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended May 31, 2026 and May 31, 2025, respectively.

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

10.7	Triple Net Lease dated as of April 23, 2026, by and between Greystone Real Estate, LLC, and Greystone Manufacturing, L.L.C.

10.8	Commercial Real Estate Purchase and Sale Agreement, by and between Greystone Manufacturing, L.L.C. and Robert Rosene dated as of March 9, 2026

10.9	Fifth Amendment to Amended and Restated Loan Agreement, dated July 5, 2026, among Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. and International Bank of Commerce

10.10	Promissory Note (Revolving Loan), dated July 5, 2026, made by Greystone Logistics, Inc., Greystone Manufacturing, L.L.C. in favor of International Bank of Commerce

21.1*	Subsidiaries of Greystone Logistics, Inc.

24.1	Power of Attorney (included on the signature page).

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

101 INS*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at May 31, 2026 and 2025, (ii) the Consolidated Statements of Operations for the years ended May 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the years ended May 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the years ended May 31, 2026 and 2025, and (v) the Notes to Consolidated Financial Statements.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: August 31, 2026	/s/ Warren F. Kruger
Warren F. Kruger
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Warren F. Kruger, as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2026	/s/ Warren F. Kruger
Warren F. Kruger
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
(Principal Executive Officer)

Date: August 31, 2026	/s/ Robert B. Rosene, Jr.
Robert B. Rosene, Jr., Director

Date: August 31, 2026	/s/ Larry J. LeBarre
Larry J. LeBarre, Director

Date: August 31, 2026	/s/ Drew T. Lockard
Drew T. Lockard, Director

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF GREYSTONE LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greystone Logistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Logistics, Inc. and its subsidiaries (the Company) as of May 31, 2026 and 2025, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient revenues, a working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tulsa, Oklahoma

August 31, 2026

Greystone Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,	May 31,
	2026	2025
Assets
Current Assets:
Cash	$511,915	$1,545,035
Accounts receivable -
Trade	1,968,201	4,359,815
Related parties	1,029,462	890,883
Inventory	2,687,737	3,484,038
Prepaid expenses	557,780	556,912
Total Current Assets	6,755,095	10,836,683
Property, Plant and Equipment, net	25,842,759	30,044,886
Right-to-use Assets	4,763,629	5,091,348
Total Assets	$37,361,483	$45,972,917

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,273,620	$4,023,920
Current portion of revolving loan	2,200,000	-
Current portion of long-term debt	9,794,589	2,249,524
Current portion of financing leases	-	4,457
Current portion of operating leases	323,977	303,815
Deferred revenue	22,964	22,964
Preferred dividends payable	-	1,610
Total Current Liabilities	14,615,150	6,606,290
Long-Term Debt, net of current portion	-	8,833,483
Finance Obligation	1,670,424	-
Operating Leases, net of current portion	4,540,509	4,864,486
Deferred Tax Liability	5,017,814	5,792,349
Total Liabilities	25,843,897	26,096,608
Commitments and Contingencies (Note 16)
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- shares issued and outstanding in 2026 and 2025; liquidation preference of $0 in 2026 and 2025	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,270,701 and 27,879,701 shares issued in 2026 and 2025; 27,270,701 and 27,360,577 shares outstanding in 2026 and 2025	2,727	2,788
Treasury stock, at cost, 0 and 519,124 shares at 2026 and 2025	-	(606,737)
Additional paid-in capital	47,383,494	48,113,317
Accumulated deficit	(35,868,635)	(27,633,059)
Total Equity	11,517,586	19,876,309
Total Liabilities and Equity	$37,361,483	$45,972,917

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended May 31,
	2026	2025

Sales	$27,536,343	$57,869,480

Cost of sales	29,253,173	47,819,840

Gross profit (loss)	(1,716,830)	10,049,640

Selling, general and administrative expenses	6,051,426	6,478,151

Gain on involuntary conversion (see Note 5)	-	(741,821)

Operating income (loss)	(7,768,256)	4,313,310

Other income (expense):
Other income	4,968	162,249
Interest expense	(911,807)	(1,018,084)

Income (loss) before income taxes	(8,675,095)	3,457,475
Benefit (provision) for income taxes	439,519	(1,106,465)
Net income (loss)	$(8,235,576)	$2,351,010

Preferred dividends	-	(428,713)

Net income (loss) attributable to common stockholders	$(8,235,576)	$1,922,297

Net income (loss) per share of common stock -
Basic and diluted	$(0.30)	$0.07

Weighted average shares of common stock outstanding
Basic	27,272,779	28,063,545
Diluted	27,272,779	28,559,360

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended May 31, 2026 and 2025

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances, May 31, 2024	50,000	$5	28,279,701	$2,828	-	$-	$53,533,272	$(29,555,356)	$23,980,749

Preferred dividends, $9.27 per share	-	-	-	-	-	-	-	(428,713)	(428,713)

Retirement of preferred stock	(50,000)	(5)	-	-	-	-	(4,999,995)	-	(5,000,000)

Repurchase of common stock	-	-	-	-	519,124	(606,737)	-	-	(606,737)

Repurchase and retirement of common stock	-	-	(400,000)	(40)	-	-	(419,960)	-	(420,000)

Net income	-	-	-	-	-	-	-	2,351,010	2,351,010

Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

Repurchase of common stock	-	-	-	-	89,876	(123,147)	-	-	(123,147)

Retirement of treasury shares	-	-	(609,000)	(61)	(609,000)	729,884	(729,823)	-	-

Net loss	-	-	-	-	-	-	-	(8,235,576)	(8,235,576)

Balances, May 31, 2026	-	-	27,270,701	$2,727	-	$-	$47,383,494	$(35,868,635)	$11,517,586

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(8,235,576)	$2,351,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Gain on involuntary conversion	-	(741,821)
(Gain) loss on disposition of assets	8,985	(43,027)
Depreciation and amortization	6,050,746	5,772,850
Change in deferred taxes	(774,535)	947,391
Effects of changes in operating assets and liabilities:
Trade accounts receivable	2,391,614	540,387
Other accounts receivable	-	2,107,108
Related parties receivable	(138,579)	(625,313)
Inventory	1,031,329	387,588
Operating leases	23,904	26,464
Prepaid expenses	(868)	28,511
Accounts payable and accrued expenses	(1,840,040)	354,282
Deferred revenue	-	(817,981)
Net cash (used in) provided by operating activities	(1,483,020)	10,287,449

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(1,973,041)	(5,753,429)
Proceeds from disposal of property, plant and equipment	-	50,000
Net cash used in investing activities	(1,973,041)	(5,703,429)

Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	(1,322,726)	(2,383,786)
Proceeds from finance obligation	1,670,424	-
Advances under revolving loan	2,200,000	-
Payments for retirement of preferred stock	-	(5,000,000)
Repurchase of common stock	(123,147)	(606,737)
Repurchase and retirement of common stock	-	(420,000)
Dividends paid on preferred stock	(1,610)	(427,103)
Net cash provided by (used in) financing activities	2,422,941	(8,837,626)

Net Decrease in Cash	(1,033,120)	(4,253,606)
Cash, beginning of period	1,545,035	5,798,641

Cash, end of period	$511,915	$1,545,035

The accompanying notes are an integral part of these consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

May 31, 2026 and 2025

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greystone Logistics, Inc. (“Greystone”), through its two wholly owned subsidiaries, Greystone Manufacturing, LLC (“GSM”) and Plastic Pallet Production, Inc. (“PPP”), is engaged in the manufacturing and marketing of plastic pallets and pelletized recycled plastic resin.

Principles of Consolidation

The consolidated financial statements include the accounts of Greystone, and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Accounts Receivable and Allowance for Credit Losses

Greystone records its accounts receivable at their face value less an allowance for credit losses in an amount sufficient to absorb losses inherent in its accounts receivable portfolio based on projected expected credit losses. Greystone evaluates its accounts receivable and establishes an allowance for credit losses based on a combination of specific customer circumstances, credit conditions and history of collections, and current economic conditions. Based on this evaluation, expected credit losses were not material as of May 31, 2026 and 2025.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Leases

Greystone recognizes right-of-use assets and lease liabilities on the consolidated balance sheets.

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

For operating leases, lease expense is generally recognized on a straight-line basis over the lease term and recorded to cost of sales in the consolidated statements of operations.

For a sale-leaseback transaction, when the transaction involves real estate, sale-leaseback accounting shall be used by a seller-lessee only if the transaction includes all of the following a) normal leaseback; b) payment terms and provision that adequately demonstrate the buyer-lessor’s initial and continuing investment in the property; and c) payment terms and provisions that transfer all of the other risks and rewards of ownership as demonstrated by the absence of any other continuing involvement of the seller-lessee.

If a sale-leaseback includes an option for the seller-lessee to repurchase the asset, the exercise price of the option must be at fair value and substantially similar alternative assets must be readily available in the marketplace. If the underlying asset is real estate, which is considered unique, no substantially similar alternative asset exists. Therefore, the transaction does not qualify as a sale. Leasebacks that fail to qualify for sale accounting are accounted for as financing transactions, recognizing a financial obligation on the consolidated balance sheet.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income (loss) available to common stockholders, income (loss) attributable to non-controlling interest and preferred stock dividends are deducted from net income (loss) for the year. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders plus preferred dividends, unless the assumed conversion of the preferred stock is anti-dilutive, by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. During fiscal 2026, the Company refined its classification of depreciation expense based on the functional use of the underlying assets. Certain depreciation expense previously included in cost of goods sold has been reclassified to operating expenses. These reclassifications had no effect on previously reported operating income (loss), net income (loss), earnings (loss) per share, total assets, total liabilities, stockholders’ equity, or cash flows.

During the preparation of the fiscal 2026 consolidated financial statements, management determined that certain shares repurchased and retired during fiscal 2026 had been presented as treasury stock in previously reported interim periods. The accompanying consolidated financial statements reflect a reclassification of the interim period presentation to reflect the retirement of such shares. The reclassification affected the classification of amounts within stockholders’ equity and the number of issued shares reported but had no effect on total stockholders’ equity, net income (loss), earnings (loss) per share, cash flows, or results of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 during fiscal 2026. The adoption did not impact the Company’s financial position, results of operations, or cash flows but resulted in expanded income tax disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures regarding specified categories of expenses included within relevant income statement captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its financial statement disclosures. The Company does not expect the standard to have an impact on its consolidated financial position, results of operations, or cash flows, although it may require expanded disclosures in the notes to the consolidated financial statements.

The Company has evaluated other recently issued accounting standards, including ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, and ASU 2025-12, Codification Improvements, and does not currently expect their adoption to have a material impact on its consolidated financial statements.

Note 2. GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are issued. At May 31, 2026, the Company has an accumulated deficit of approximately $(35,829,000) and cash and cash equivalents of approximately $500,000. During fiscal year 2026, the Company lost a major customer that historically represented approximately $30 million, or 55%, of annual sales. As a result of this customer loss, the Company expects a significant reduction in future revenues and cash flows, which has adversely affected its liquidity position, operating results, and ability to generate cash from operations. These conditions raise substantial doubt about the the Company’s ability to continue as a going concern.

In addition, the Company was not in compliance with certain financial covenants under its debt agreements as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived certain existing covenant violations through the amendment date and suspended testing of specified financial covenants through November 30, 2026. The amendment also provides for interest-only payments on certain debt obligations for a period of seven months through calendar year 2026. As of the date these consolidated financial statements were issued, IBC had not exercised its rights to accelerate the indebtedness and the Company was in compliance with the amended agreement. However, management’s forecasts indicate that compliance with certain financial covenants when testing resumes may require additional amendments, waivers, or other accommodations from the lender. There can be no assurance that such accommodations, if necessary, will be obtained. Due to the covenant violations existing at May 31, 2026 and expected noncompliance within the next twelve months, all outstanding long-term debt has been classified as current in the accompanying consolidated balance sheet.

Management has developed plans intended to improve liquidity and operating performance, including expanding its customer base, increasing sales to existing customers, pursuing new customer opportunities, implementing enhanced inventory and production management practices, controlling operating expenditures, adjusting product pricing where appropriate, and continuing discussions with lenders regarding future financing arrangements and covenant requirements.

Management has evaluated these conditions and events and determined that, although its plans may improve liquidity and operating performance, the successful execution of those plans depends on replacing a substantial portion of the lost customer revenue and obtaining continued lender support. Because it is unclear whether the Company will be successful in accomplishing these objectives, management cannot conclude that it is probable that its plans will alleviate these conditions.

Accordingly, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share of common stock for the years ended May 31, are as follows:

Basic earnings (loss) per share of common stock:
	May 31,	May 31,
	2026	2025
Numerator -
Net income (loss) attributable to common stockholders	$(8,235,576)	$1,922,297
Denominator -
Weighted-average shares outstanding - basic	27,272,779	28,063,545
earnings (loss) per share of common stock - basic	$(0.30)	$0.07

Diluted earnings (loss) per share of common stock:
Numerator -
Net income (loss) attributable to common stockholders	$(8,235,576)	$1,922,297
Denominator -
Weighted-average shares outstanding - basic	27,272,779	28,063,545
Incremental shares from assumed conversion of options warrants, as appropriate	-	495,815
Weighted average common stock outstanding - diluted	27,272,779	28,559,360
Earnings (loss) per share of common stock - diluted	$(0.30)	$0.07

Warrants exercisable into common stock totaling 500,000 were not included in the computation of diluted loss per share for the year ended May 31, 2026 as the effect would have been antidilutive. As of May 31, 2025, all preferred stock had been retired and was therefore not included in the computation.

Note 4. INVENTORY

Inventory consists of the following as of May 31:

	May 31,	May 31,
	2026	2025
Raw materials	$2,000,047	$2,137,159
Finished goods	687,690	1,346,879
Total inventory	$2,687,737	$3,484,038

Note 5. PROPERTY, PLANT AND EQUIPMENT

A summary of the property, plant and equipment for Greystone is as follows, as of May 31:

	May 31,	May 31,
	2026	2025
Production machinery and equipment	$72,855,503	$71,908,843
Plant buildings and land	3,930,207	3,930,207
Leasehold improvements	2,447,630	2,370,743
Furniture and fixtures	542,057	542,057
Construction in progress	706,826	-
	80,482,223	78,751,850
Less: Accumulated depreciation and amortization	(54,639,464)	(48,706,964)
Net Property, Plant and Equipment	$25,842,759	$30,044,886

Property, plant and equipment includes production equipment with a carrying value of $268,914 which had not been placed into service as of May 31, 2026. Construction in progress relates to a warehouse project that began in July 2025. The Company paused construction activities in October 2025 due to liquidity constraints and is evaluating the timing and scope of any potential resumption of construction. Based on current estimates, approximately $500,000 of additional costs would be required to complete the project. The timing of any resumption and completion of the project is uncertain and will depend, in part, on the Company's ability to obtain sufficient liquidity. These estimates are subject to change based primarily on financing availability, changes in project scope, and the timing of the resumption of construction.

Depreciation expense for the fiscal years ended May 31, 2026 and 2025, was $6,020,895 and $5,767,694, respectively.

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

Note 6. LONG-TERM DEBT

Long-term debt consists of the following as of May 31, 2026 and 2025:

	May 31, 2026	May 31, 2025
Term Loans, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.25% maturing July 29, 2030	$9,233,703	$10,502,754
Term Loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	617,370	666,588
Revolving loan, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.5%, maturing February 5, 2027	2,200,000	-
Total Debt	12,051,073	11,169,342
Less: Debt issue costs, net of amortization	(56,484)	(86,335)
Total debt, net of debt issuance costs	11,994,589	11,083,007
Less: Current portion of debt	(11,994,589)	(2,249,524)
Long-term Debt, net of current portion	$-	$8,833,483

As of May 31, 2026, the prime rate of interest was 6.75%.

The revolving loan and term loans contain financial covenant requirements and cross-default provisions. The Company was not in compliance with certain financial covenants as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived existing covenant violations through the amendment date and suspended testing of certain financial covenants through November 30, 2026. As of the issuance date of these consolidated financial statements, IBC had not exercised its rights to accelerate the indebtedness and the Company remained in compliance with the terms of the amended agreement. Management’s forecasts indicate that compliance with certain financial covenants upon the resumption of covenant testing may require additional amendments, waivers, or other accommodations from the lender. While IBC has waived specified covenant violations through the amendment date and suspended covenant testing through November 30, 2026, management has determined it is not probable the covenant violations will be cured when testing resumes after November 30, 2026. As such, all of the long-term debt has been classified as current.

Debt issuance costs consists of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheets as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $29,851 and $5,159 for the years ended May 31, 2026 and 2025, respectively.

Restated and Amended Loan Agreement between Greystone and IBC

On July 29, 2022, Greystone and GSM (collectively, the “Borrowers”) entered into an Amended and Restated Loan Agreement with IBC (the “IBC Restated Loan Agreement”), which consolidated all existing term loans, provided additional funding for equipment purchases and renewed the revolving loan in the aggregate principal amount of $6,000,000 (the “Revolving Loan”), subject to borrowing base limitations. The Revolving Loan bore interest at the greater of 7.50% through February 4, 2025 and 6.50% beginning February 5, 2025, or the prime rate of interest plus 0.50%, and initially matured on February 5, 2024.

On February 5, 2024, Greystone and IBC entered into a Second Amendment to the IBC Restated Loan Agreement, which, among other things, extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026, increased the permitted distributions to holders of preferred stock to $1,000,000 and authorized Greystone’s stock repurchase plan not to exceed $1,000,000. On January 14, 2025, Greystone and IBC entered into a Third Amendment to the IBC Restated Loan Agreement, which limited repurchases of Greystone equity instruments to an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026. Effective February 5, 2026, the Revolving Loan was modified to extend the final maturity date to May 5, 2026. Effective April 28, 2026, the Revolving Loan was further modified to extend the maturity date to July 5, 2026. As of May 31, 2026, Greystone’s available revolving loan borrowing capacity was approximately $1.3 million.

Note 6. LONG-TERM DEBT (cont.)

Prior to January 9, 2026, the IBC term loans required equal monthly payments of principal and interest in amounts sufficient to amortize the principal balance of the loans over their remaining lives. The monthly payments of principal and interest on the IBC term loans may vary due to changes in the prime rate of interest. Aggregate payments for the IBC term loans were approximately $250,000 per month. On January 9, 2026, Greystone and IBC entered into a Fourth Amendment to the IBC Restated Loan Agreement, which adjusted the interest rate floor on the term loans to 6.25% and allowed interest-only payments through December 29, 2026. Beginning January 29, 2027 and continuing thereafter until the notes are paid in full, the aggregate payments for the IBC term loans will be approximately $245,000 per month and the maturity date was modified to be July 29, 2030.

On July 5, 2026, subsequent to year-end, Greystone and IBC entered into a Fifth Amendment to the IBC Restated Loan Agreement for the term loans and revolving loan. Under the Fifth Amendment, IBC waived existing covenant defaults and events of default related to specified financial covenants through the amendment date and suspended testing of certain financial covenants through November 30, 2026, after which covenant compliance testing resumes. The Fifth Amendment also extended the maturity date of the Revolving Loan from July 5, 2026 to February 5, 2027 and reduced the aggregate available borrowing to $3.5 million. In addition, the Fifth Amendment modified certain borrowing base and reporting requirements, imposed additional restrictions on capital expenditures and equity distributions, and expanded IBC’s collateral and guaranty support. All other material terms of the credit facility remain in effect.

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Company. Warren F. Kruger, the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board and Robert B. Rosene, Jr., a member of the Company’s Board of Directors and a member of the board for IBC, provided limited guaranties of the Borrowers’ obligations under the IBC Restated Loan Agreement. During the year ended May 31, 2025, Mr. Rosene was released from his guaranty in accordance with the IBC Restated Loan Agreement. In connection with the Fifth Amendment described above, Warren F. Kruger’s prior limited guaranty was replaced with an unlimited guaranty and the Warren F. Kruger Trust also signed a new unlimited guaranty.

The IBC Restated Loan Agreement contains customary representations, warranties, and affirmative and negative covenants. Among other requirements, the Borrowers must maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum debt-to-EBITDA ratio of 3.00:1.00 at each fiscal quarter-end and year-end. The agreement also limits annual capital expenditures to $2.0 million, annual dividends and distributions to $1.0 million, and annual interest payments on related-party debt to $500,000.As of May 31, 2026, the Company was not in compliance with the financial covenants described above. Pursuant to the amendment dated July 5, 2026, IBC waived all existing covenant violations and suspended testing of the financial covenants through November 30, 2026. However, management has concluded that it is not probable the Company will be in compliance with the financial covenants when testing resumes. Accordingly, all outstanding long-term debt has been classified as current as of May 31, 2026.

Loan Agreement with First Interstate Bank

On August 23, 2021, Greystone and First Interstate Bank entered into a loan agreement (the “FIB Loan Agreement”) in connection with certain prior loans and a mortgage loan to refinance certain land and buildings located in Bettendorf, IA.

The FIB Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 as of the end of each fiscal year end and debt to tangible net worth ratio of 4:00 to 1:00 as of the end of each fiscal year end with a decrease of 0.50 in the ratio each year thereafter until reaching a minimum ratio of 3:00 to 1:00. In addition, the FIB Loan Agreement provides that Greystone shall not, without prior consent of the bank, incur or assume additional indebtedness or capital leases. The Company was not in compliance with required certain financial covenants as of May 31, 2026. As such, all outstanding debt has been classified as current.

The FIB Loan Agreement is secured by a mortgage on one of Greystone’s warehouses.

Maturities

Greystone was not in compliance with certain financial covenants as of May 31, 2026. Therefore, all of the long-term debt has been classified as current.

Note 7. LEASES

Financing Leases

Financing leases consist of the following as of May 31:

	May 31,	May 31,
	2026	2025
Non-cancellable financing leases	$-	$4,457
Less: Current portion	-	(4,457)
Non-cancellable financing leases, net of current portion	$-	$-

The production equipment under the non-cancelable financing leases as of May 31, 2026 and 2025 was as follows:

	May 31,	May 31,
	2026	2025
Production equipment under financing leases	$24,431	$24,431
Less: Accumulated amortization	(24,431)	(17,509)
Production equipment under financing leases, net	$-	$6,922

Amortization of the carrying amount of the assets was $6,922 and $4,887 for the years ended May 31, 2026 and 2025, respectively. The amortization was included in depreciation and amortization expense.

Operating Leases

Greystone had four non-cancellable operating leases for (i) equipment with a fifty-two month term and a forty-eight month term and a discount rate of 5.40%, all of these leases had terminated as of May 31, 2026 (ii) two buildings owned by Greystone Real Estate, L.L.C. (GRE), a related party, on a ten year lease with a five year renewal option and a discount rate of 6.00%, escalating rent payments at 5% every 5 years, (iii) office space on a six year lease and a discount rate of 8.50%, and lease is with a related party, Yorktown Management & Financial Services, LLC (“Yorktown”) (Note 9). Management has determined it is not reasonably certain to exercise any renewal options so all leases are single-term.

The outstanding liability for right to use assets under operating leases as of May 31, 2026 and 2025 is as follows:

	May 31,	May 31,
	2026	2025
Liability under operating leases	$4,864,486	$5,168,301
Less: Current portion	(323,977)	(303,815)
Long-term portion of liability under operating leases	$4,540,509	$4,864,486

Note 7. LEASES (cont.)

Lease Summary Information

For the years ended May 31, 2026 and 2025, a summary of lease activity follows:

	May 31,	May 31,
	2026	2025
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$6,992	$4,887
Interest on lease liabilities	55	487
Operating lease expense	636,160	636,755
Short-term lease expense	1,550,461	1,506,817
Total	$2,193,668	$2,148,946

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$55	$487
Financing cash flows	$4,457	$18,686
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$609,000	$610,291

Weighted-average remaining lease term (in years) -
Financing leases	N/A	0.7
Operating leases	10.8	11.7
Weighted-average discount rate -
Financing leases	N/A	3.0%
Operating leases	6.1%	6.1%

Future minimum lease payments under non-cancelable operating leases as of May 31, 2026, are approximately:

Operating
Leases
Twelve months ending May 31, 2027	$609,000
Twelve months ending May 31, 2028	631,300
Twelve months ending May 31, 2029	635,760
Twelve months ending May 31, 2030	604,510
Twelve months ending May 31, 2031	560,760
Thereafter	3,597,820
Total future minimum lease payments	6,639,150
Less: Imputed interest	(1,774,664)
Present value of minimum lease payments	$4,864,486

Note 7. LEASES (cont.)

Finance Obligation

On April 23, 2026, the Company entered into an agreement with Robert B. Rosene, Jr., a member of the Company’s Board of Directors and the sole member of GRE, to sell certain commercial real estate located in Bettendorf, Iowa for proceeds of approximately $1.7 million.  Simultaneously, the parties entered into a long-term lease agreement for continued use of the property The non-cancellable five year lease agreement contains no extensions and requires initial monthly payments of $16,750, escalating annually by 2%. Pursuant to the purchase agreement, the Company retained an option to repurchase the property during the five-year period following the sale date. The repurchase price is the greater of the original purchase price or the property's then-current fair value as determined in accordance with the agreement.

Management evaluated the transaction under ASC 842 and concluded that the transfer of the property does not qualify for sale accounting. Accordingly, the transaction is accounted for as a financing obligation. The Company continues to recognize the underlying property within property, plant and equipment and recognizes a financial obligation for the proceeds received reflected on the statement of cash flows as financing activities. Payments made under the arrangement which totaled $33,500 for the year ending May 31, 2026 were accounted for as payments of interest on the financing obligation.  The effective interest rate of the financing was 12.35%.

At May 31, 2026, the carrying amount of the property subject to the arrangement was approximately $1.64 million and the related financing obligation was approximately $1.67 million, of which all was classified as long-term as the Company does not expect to exercise the repurchase option and thus fulfill the financial obligation within the next twelve months.

Note 8. REVENUE

Greystone’s principal product is plastic pallets produced from recycled plastic resin. Sales are primarily to customers in the continental United States of America. International sales are made to customers in Canada, Mexico and other Central America countries which totaled 2.1% and 1.7% of total sales in fiscal years 2026 and 2025, respectively.

Greystone’s customers include stocking and non-stocking distributors and direct sales to end-user customers. Sales to the following categories of customers for the fiscal years 2026 and 2025, respectively, were as follows:

	2026	2025
End-user customers	61%	70%
Distributors	39%	30%

Advances from a customer pursuant to a contract for the sale of plastics pallets is recognized as deferred revenue. Revenue related to these advances is recognized by Greystone as pallets are shipped to customers. The unrecognized balance of deferred revenue as of both May 31, 2026 and 2025, was $22,964. The Company recognized $0 and $817,981 as revenue related to prior advances during the years ended May 31, 2026 and 2025, respectively. As of June 1, 2024, accounts receivable and deferred revenue was $4,423,951 and $840,945, respectively.

Note 9. RELATED PARTY TRANSACTIONS

Transactions with Warren F. Kruger, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Yorktown Management & Financial Services, LLC (“Yorktown”), an entity wholly owned by Warren F. Kruger, owns and rents to Greystone (1) grinding equipment used to grind raw materials for Greystone’s pallet production and (2) extruders for pelletizing recycled plastic into pellets for resale and for use as raw material for manufacturing pallets. Greystone compensates Yorktown for the use of equipment as discussed below.

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for grinding equipment and pelletizing equipment. Total rental fees of $1,430,000 and $1,457,200 for fiscal years 2026 and 2025, respectively.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 per month. Total rent expense was $75,000 for fiscal years 2026 and 2025, respectively.

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger, is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2026, Greystone began a service of disassembling and grinding of certain items for TriEnda. During fiscal year 2026 and 2025, Greystone purchases from TriEnda totaled $43,135 and $81,970, respectively, and sales to TriEnda totaled $1,374,096 and $517,194, respectively. As of May 31, 2026 and 2025, TriEnda owed $928,482 and $617,538, respectively, to Greystone.

Durakon Industries, Inc. is a Mexican subsidiary of Trienda Holdings, LLC with which the Company also does business. Sales to Durakon totaled $62,640 and $37,320 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, Durakon owed $0 and $37,320, respectively to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren F. Kruger. Green purchased pallets from Greystone totaling $319,005 and $367,965 in fiscal years 2026 and 2025, respectively. As of May 31, 2026 and 2025, Green owed $100,980 and $273,345, respectively, to Greystone.

Transactions with Robert B Rosene, Jr., Director

Greystone Real Estate, L.L.C. (GRE) is an entity wholly owned by Mr. Rosene. Prior to April 2026, GRE owned two primary manufacturing facilities occupied by Greystone. Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. During fiscal year 2026 and 2025, Greystone made total rental payments of $534,000 per year to GRE.

Effective April 23, 2026, the Company sold certain real property to Mr. Rosene, a member of the Company’s Board of Directors and the sole member of GRE, for $1.675 million and simultaneously entered into a failed sale-leaseback agreement for the property with GRE, as described in Note 7. During fiscal year 2026, Greystone made total payments of $33,500 to GRE.

Note 10. INCOME TAXES

Deferred taxes as of May 31, 2026 and 2025 are as follows:

	May 31,	May 31,
	2026	2025
Deferred tax asset:
Net operating loss carryforward	$1,757,711	$-
Other	333,562	179,295
Total deferred tax asset	2,091,273	179,295
Deferred tax liability:
Depreciation and amortization recognized for tax in excess of financial	(4,378,229)	(4,804,317)
Deferred rent adjustments	(969,292)	(1,167,327)
Other	(3,855)	-
Valuation allowance	(1,757,711)	-
Net deferred tax liability	$(5,017,814)	$(5,792,349)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and the reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in carryforward periods under the tax law. Based on this evaluation, management has determined that Greystone will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $1,757,711 and $0 has been recorded as of May 31, 2026 and 2025, respectively. All remaining net operation losses do not expire but are subjection to a utilization limitation.

The net change in deferred taxes for the years ended May 31, 2026 and 2025, is as follows:

	2026	2025
Net operating loss carryforward	$1,757,711	$(1,051,595)
Depreciation and amortization, tax reporting in excess of financial	426,088	356,192
Deferred rent adjustments	198,035	(1,167,327)
Valuation allowance	(1,757,711)	793,337
Other	150,412	122,002
Net change	$774,535	$(947,391)

The provision for income taxes as of May 31, 2026 and 2025 consists of the following:

	2026	2025
Current income tax:
Federal	$240,785	$110,115
State	94,231	48,959
Deferred income tax expense (benefit)	(774,535)	947,391
Provision (Benefit) for income taxes	$(439,519)	$1,106,465

Note 10. INCOME TAXES (cont.)

Greystone’s provision for income taxes for the years ended May 31, 2026 and 2025 differs from the federal statutory rate as follows:

	2026		2025
	Tax Effect ($)	Rate Effect (%)	Tax Effect ($)	Rate Effect (%)
Tax (benefit) provision using statutory rates	(1,801,151)	21%	717,034	21%
State income taxes (benefits)	(481,079)	6	202,035	6
Permanent differences	82,634	1	27,510	1
Provision to return adjustment	2,366	-	277,608	7
Change in valuation allowance	1,757,711	21	(117,722)	(3)
Tax (benefit) provision per consolidated financial statements	$(439,519)	(5)%	$1,106,465	32%

Note 11. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In September 2003, Greystone issued 50,000 shares of Series 2003, cumulative, convertible preferred stock, par value $0.0001, for a total purchase price of $5,000,000. Each share of the preferred stock has a stated value of $100 and a dividend rate equal to the prime rate of interest plus 3.25% and may be converted into common stock at the conversion rate of $1.50 per share or an aggregate of 3,333,333 shares of common stock. The holders of the preferred stock have been granted certain voting rights so that such holders have the right to elect a majority of the Board of Directors of Greystone. Preferred stock dividends are limited under the IBC Restated Loan Agreement, see Note 5, and must be fully paid before a dividend on the common stock may be paid. As of May 31, 2025, the Company has paid $5,000,000 to retire all outstanding preferred shares.

Warrants to Purchase Common Stock

On September 1, 2016, the Company issued a warrant to purchase 250,000 shares of Greystone’s common stock for $0.01 per share to each of Warren F. Kruger, President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, and Robert B. Rosene, Jr., a member of Greystone’s Board of Directors, as compensation for providing guarantees on Greystone’s debt with IBC. The warrants are vested and expire January 10, 2027.

Retirement of Treasury Stock

On September 8, 2026, the Company retired 609,000 shares previously held as treasury stock. Upon retirement, the shares were returned to the status of authorized but unissued shares. The retirement resulted in a reduction of treasury stock and corresponding adjustments to common stock and additional paid-in capital in accordance with ASC 505, Treasury Stock. The transaction had no impact on total stockholders’ equity, net income (loss), cash flows, or earnings (loss) per share.

Note 12. RETIREMENT PLAN

Greystone implemented a defined contribution and profit-sharing plan effective January 1, 2019. The defined contribution plan is an Internal Revenue Code of 1986, as amended, Section 401(k) plan. Greystone matches employee contributions up to 6% of employee contributions with a maximum employer contribution of 4% based on 100% of the first 3% and 50% of the next 2%. The employee is 100% vested for employer contributions to the 401(k) plan. Greystone’s contributions to the 401(k) plan totaled $197,225 and $295,075 in the fiscal years ended May 31, 2026 and 2025, respectively.

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

Long-Term Debt: The carrying amount of loans with floating rates of interest approximate fair value. Fixed rate loans are valued based on cash flows using estimated rates for comparable loans. As of May 31, 2026 and 2025, the carrying amounts reported in the consolidated balance sheets approximate fair value for the variable and fixed rate loans.

Note 14. SUPPLEMENTAL INFORMATION OF CASH FLOWS

Supplemental information of cash flows for the years ended May 31, 2026 and 2025:

	2026	2025
Non-cash investing and financing activities:
Preferred dividend accrual	$-	$1,610
Equipment purchases in accounts payable	$89,740	$-
Equipment purchases transferred to inventory	$235,028	$-
Supplemental information:
Interest paid	$912,896	$1,029,076
Income taxes paid	$428,100	$149,393

Note 15. CONCENTRATIONS, RISKS AND UNCERTAINTIES

For the fiscal years 2026 and 2025, Greystone’s two major customers accounted for approximately 53% and 63% of total sales, respectively. Approximately 43% and 53% of the concentration for the year ended May 31, 2026 and 2025, respecitvely, was derived from the lost major customer. The loss of a material amount of business from these customers had a material adverse effect on Greystone. For the fiscal year 2026 and 2025, one of Greystone’s related parties, TriEnda Holdings, L.L.C. (Note 9), accounted for approximately 31% and 12%, respectively of accounts receivable.

Greystone is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 16: Commitments

As of May 31, 2026, Greystone has outstanding commitments totaling approximately $164,000 for the acquisition of equipment.