Form 10-Q
period 2026-08-31
GREYSTONE LOGISTICS, INC.
filed 2026-10-15
CIK 1088413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

October 15, 2026 – 27,270,271

GREYSTONE LOGISTICS, INC.

FORM 10-Q

For the Period Ended August 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Greystone Logistics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31,	May 31,
	2026	2026
Assets
Current Assets:
Cash	$360,533	$511,915
Accounts receivable -
Trade	1,926,380	1,968,201
Related parties	1,374,933	1,029,462
Inventory	2,519,945	2,687,737
Prepaid expenses	364,760	557,780
Total Current Assets	6,546,551	6,755,095
Property, Plant and Equipment, net	24,585,692	25,842,759
Right-to-use Assets	4,674,530	4,763,629
Total Assets	$35,806,773	$37,361,483

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,962,704	$2,273,620
Current portion of revolver loan	2,200,000	2,200,000
Current portion of long-term debt	9,790,703	9,794,589
Current portion of operating leases	331,469	323,977
Deferred revenue	22,964	22,964
Total Current Liabilities	15,307,840	14,615,150
Finance Obligation	1,670,424	1,670,424
Operating Leases, net of current portion	4,453,964	4,540,509
Deferred Tax Liability	5,415,954	5,017,814
Total Liabilities	26,848,182	25,843,897
Commitments and Contingencies (Note 13)
Equity:
Preferred stock, $0.0001 par value, cumulative, 20,750,000 shares authorized; -0- shares issued and outstanding at August 31, 2026 and May 31, 2026	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 27,270,701 shares issued and outstanding at August 31, 2026 and May 31, 2026	2,727	2,727
Additional paid-in capital	47,383,494	47,383,494
Accumulated deficit	(38,427,630)	(35,868,635)
Total Equity	8,958,591	11,517,586
Total Liabilities and Equity	$35,806,773	$37,361,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	2026	2025

Sales	$5,321,088	$10,732,573

Cost of sales	6,099,892	10,229,018

Gross profit (loss)	(778,804)	503,555

Selling, general and administrative expenses	1,103,477	1,728,539

Operating loss	(1,882,281)	(1,224,984)

Other income (expense):
Other income	3,269	5,119
Interest expense	(281,843)	(229,829)

Loss before income taxes	(2,160,855)	(1,449,694)

Benefit (provision) for income taxes	(398,140)	350,672

Net loss	$(2,558,995)	$(1,099,022)

Net loss attributable to common stockholders	$(2,558,995)	$(1,099,022)

Net loss per share of common stock -
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)

Weighted average shares of common stock outstanding
Basic	27,270,701	27,278,050
Diluted	27,270,701	27,774,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-In Capital	Deficit	Equity
Balances, May 31, 2025	-	$-	27,879,701	$2,788	519,124	$(606,737)	$48,113,317	$(27,633,059)	$19,876,309

Repurchase of common stock	-	-	-	-	89,876	(123,147)	-	-	(123,147)

Net loss	-	-	-	-	-	-	-	(1,099,022)	(1,099,022)

Balances, August 31, 2025	-	$-	27,879,701	$2,788	609,000	$(729,884)	$48,113,317	$(28,732,081)	$18,654,140

Balances, May 31, 2026	-	$-	27,270,701	$2,727	-	$-	$47,383,494	$(35,868,635)	$11,517,586

Net loss	-	-	-	-	-	-	-	(2,558,995)	(2,558,995)

Balances, August 31, 2026	-	$-	27,270,701	$2,727	-	$-	$47,383,494	$(38,427,630)	$8,958,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,558,995)	$(1,099,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,396,149	1,530,669
Change in deferred taxes	398,140	(350,672)
Effects of changes in operating assets and liabilities:
Trade accounts receivable	41,821	1,798,260
Related parties receivable	(345,471)	96,700
Inventory	167,792	8,881
Operating lease expense	10,046	6,789
Prepaid expenses	193,020	190,984
Accounts payable and accrued expenses	778,824	(274,324)
Net cash provided by operating activities	81,326	1,908,265

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(220,143)	(441,739)
Net cash used in investing activities	(220,143)	(441,739)

Cash Flows from Financing Activities:
Principal payments on long-term debt and financing leases	(12,565)	(547,535)
Repurchase of common stock	-	(123,147)
Dividends paid on preferred stock	-	(1,610)
Net cash used in financing activities	(12,565)	(672,292)

Net (Decrease) Increase in Cash	(151,382)	794,234
Cash, Beginning of Period	511,915	1,545,035
Cash, End of Period	$360,533	$2,339,269

	2026	2025
Non-Cash Activities:
Capital expenditures in accounts payable	$-	$157,569
Supplemental Information:
Interest paid	$276,345	$218,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greystone Logistics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. BASIS OF FINANCIAL STATEMENTS

In the opinion of Greystone Logistics, Inc. (“Greystone” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of August 31, 2026, and the results of its operations and cash flows for the three months ended August 31, 2026 and 2025. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended May 31, 2026, and the notes thereto included in Greystone’s Annual Report on Form 10-K for such period, as filed with the Securities and Exchange Commission. The results of operations for the three months ended August 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited consolidated financial statements of Greystone include its wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. During fiscal 2026, the Company refined its classification of depreciation expense based on the functional use of the underlying assets. Certain depreciation expense previously included in cost of goods sold has been reclassified to operating expenses. These reclassifications had no effect on previously reported operating loss, net loss, loss per share, total assets, total liabilities, stockholders’ equity, or cash flows.

Note 2. GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are available. At August 31, 2026, the Company has an accumulated deficit of $(38,427,630) and cash and cash equivalents of $360,533. During fiscal year 2026, the Company lost a major customer that historically represented approximately $30 million, or 55%, of annual sales. As a result of this customer loss, the Company has experienced a significant reduction in revenues and cash flows, which has adversely affected its liquidity position, operating results, and ability to generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company was not in compliance with certain financial covenants under its debt agreements as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived certain existing covenant violations through the amendment date and suspended testing of specified financial covenants through November 30, 2026. The amendment also provides for interest-only payments on certain debt obligations for a period of seven months through calendar year 2026. As of the date these consolidated financial statements were issued, IBC had not exercised its rights to accelerate the indebtedness and the Company was in compliance with the amended agreement. However, management’s forecasts indicate that compliance with certain financial covenants when testing resumes may require additional amendments, waivers, or other accommodations from the lender. There can be no assurance that such accommodations, if necessary, will be obtained. Due to the covenant violations existing at May 31, 2026, and expected noncompliance within the next twelve months, all outstanding long-term debt has been classified as current in the accompanying balance sheets.

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

Note 3. LOSS PER SHARE

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  Warrants exercisable into common stock totaling $500,000 were not included in the computation of diluted loss per share for the quarter ended August 31, 2026 as the effect would have been antidilutive.

The following tables set forth the computation of basic and diluted loss per share for the three months ended August 31:

	August 31,	August 31,
	2026	2025

Numerator -
Net loss attributable to common stockholders	$(2,558,995)	$(1,099,022)
Denominator -
Weighted-average shares outstanding - basic	27,270,701	27,278,050
Loss per share of common stock - basic	$(0.09)	$(0.04)

Diluted loss per share of common stock:
Numerator -
Net loss attributable to common stockholders	$(2,558,995)	$(1,099,022)
Denominator -
Weighted-average shares outstanding - basic	27,270,701	27,278,050
Incremental shares from assumed conversion of options warrants, as appropriate	-	496,055
Weighted average common stock outstanding - diluted	27,270,701	27,774,105
Loss per share of common stock - diluted	$(0.09)	$(0.04)

Note 4. INVENTORY

Inventory consisted of the following:

	August 31,	May 31,
	2026	2026
Raw materials	$1,947,606	$2,000,047
Finished goods	572,339	687,690
Total inventory	$2,519,945	$2,687,737

Note 5. PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant and equipment for Greystone is as follows:

	August 31,	May 31,
	2026	2026
Production machinery and equipment	$72,985,906	$72,855,503
Plant buildings and land	3,930,207	3,930,207
Leasehold improvements	2,447,630	2,447,630
Furniture and fixtures	542,057	542,057
Construction in progress	706,826	706,826
	80,612,626	80,482,223
Less: Accumulated depreciation and amortization	(56,026,934)	(54,639,464)
Net Property, Plant and Equipment	$24,585,692	$25,842,759

Property, plant and equipment includes production equipment with a carrying value of $71,155 as of August 31, 2026, which has not been placed into service. Construction in progress relates to a warehouse project that began in July 2025. The Company paused construction activities in October 2025 due to liquidity constraints and is evaluating the timing and scope of any potential resumption of construction. Based on current estimates, approximately $500,000 of additional costs would be required to complete the project. The timing of any resumption and completion of the project is uncertain and will depend, in part, on the Company’s ability to obtain sufficient liquidity. These estimates are subject to change based primarily on financing availability, changes in project scope, and the timing of the resumption of construction.

Depreciation expense, including amortization expense related to financing leases, for the three months ended August 31, 2026 and 2025 was $1,387,470 and $1,529,809, respectively.

Note 6. RELATED PARTY TRANSACTIONS

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

Rental fees. GSM pays weekly rental fees of $27,500 to Yorktown for use of grinding equipment and pelletizing equipment. Total rental fees were $357,500 for each of the three months ended August 31, 2026 and 2025.

Yorktown provides administrative office space for Greystone in Tulsa, Oklahoma under a six-year lease at a rental rate of $6,250 plus additional maintenance charges per month. Total rent expense was $22,467 and $21,788 for the three months ended August 31, 2026 and 2025, respectively.

Note 6. RELATED PARTY TRANSACTIONS (cont.)

Transactions with TriEnda Holdings, L.L.C.

TriEnda Holdings, L.L.C. (“TriEnda”) is a manufacturer of plastic pallets, protective packaging and dunnage utilizing thermoform processing of which Warren F. Kruger is the non-executive chairman of the board of directors of Kruger Family Holdings, LLC (“KFH”), which owns a majority interest in TriEnda. Greystone may purchase pallets from TriEnda for resale or sell Greystone pallets to TriEnda. During fiscal year 2026, Greystone began a service of disassembling and grinding of certain items for TriEnda. During the three months ended August 31, 2026 and 2025, Greystone purchases from TriEnda totaled $0 and $259, respectively, and sales to TriEnda totaled $964,019 and $14,414, respectively. As of August 31, 2026 and May 31, 2026, TriEnda owed $1,189,731 and $928,482, respectively, to Greystone.

Durakon Industries, Inc. is a Mexican subsidiary of TriEnda Holdings, LLC with which the Company also does business.  Sales to Durakon totaled $70,848 and $62,640 for the three months ended August 31, 2026 and 2025, respectively.  As of August 31, 2026 and May 31, 2026, Durakon owed $70,848 and $0, respectively to Greystone.

Transactions with Green Plastic Pallets

Green Plastic Pallets (“Green”) is an entity owned by James Kruger, a brother to Warren F. Kruger. Green purchased pallets from Greystone totaling $83,922 and $103,275 during the three months ended August 31, 2026 and 2025, respectively. As of August 31, 2026 and May 31, 2026, Green owed $114,354 and $100,980, respectively, to Greystone.

Transactions with Robert B. Rosene, Jr., Director

Greystone Real Estate, L.L.C. (“GRE”) is an entity wholly owned by Mr. Rosene. Prior to April 2026, GRE owned two primary manufacturing facilities occupied by Greystone. Effective August 1, 2022, Greystone and GRE entered into a non-cancellable ten-year lease agreement with a five-year extension for the use of these manufacturing facilities at the initial rate of $44,500 per month, increasing 5.00% per month every fifth year. Greystone made total rental payments of $133,500 for each of the three months ended August 31, 2026 and 2025.

Effective April 23, 2026, the Company sold certain real property to Mr. Rosene, a member of the Company’s Board of Directors and the sole member of GRE for $1.675 million and simultaneously entered into a failed sale-leaseback agreement for the property with GRE, as described in Note 8. The non-cancellable five year lease agreement contains no extensions and requires initial monthly payments of $16,750, escalating annually by 2%. During the three months ended August 31, 2026, Greystone made total payments of $50,250 to GRE.

Note 7. LONG-TERM DEBT

Debt as of August 31, 2026 and May 31, 2026 was as follows:

	August 31, 2026	May 31, 2026
Term loans payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.25% maturing July 29, 2030	$9,233,703	$9,233,703
Term loan payable to First Interstate Bank, interest rate of 3.50%, monthly principal and interest payments of $5,997, due August 10, 2028, secured by certain real estate	604,805	617,370
Revolving loan, payable to International Bank of Commerce, prime rate of interest plus 0.5% but not less than 6.5%, maturing February 5, 2027	2,200,000	2,200,000

Total Debt	12,038,508	12,051,073
Less: Debt issuance costs, net of amortization	(47,805)	(56,484)
Total debt, net of debt issuance costs	11,990,703	11,994,589
Less: Current portion of long-term debt	(11,990,703)	(11,994,589)
Long-term debt, net of current portion	$-	$-

As of August 31, 2026, the prime rate of interest was 6.75%.

Note 7. LONG-TERM DEBT (cont.)

The revolving loan and term loans contain financial covenant requirements and cross-default provisions. The Company was not in compliance with certain financial covenants as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived existing covenant violations through the amendment date and suspended testing of certain financial covenants through November 30, 2026. As of the issuance date of these consolidated financial statements, IBC had not exercised its rights to accelerate the indebtedness and the Company remained in compliance with the terms of the amended agreement. Management’s forecasts indicate that compliance with certain financial covenants upon the resumption of covenant testing may require additional amendments, waivers, or other accommodations from the lender. While IBC has waived specified covenant violations through the amendment date and suspended covenant testing through November 30, 2026, management has determined it is not probable the covenant violations will be cured when testing resumes after November 30, 2026. As such all of the long-term debt has been classified as current.

Debt issuance costs consist of the amounts paid to third parties in connection with the issuance and modification of debt instruments. These costs are shown on the consolidated balance sheet as a direct reduction to the related debt instrument. Amortization of these costs is included in interest expense. Greystone recorded amortization of debt issuance costs of $8,679 and $860 for the three months ended August 31, 2026 and 2025, respectively.

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

On February 5, 2024, Greystone and IBC entered into a Second Amendment to the IBC Restated Loan Agreement, which, among other things, extended the maturity date of the Revolving Loan from July 29, 2024 to February 5, 2026, increased the permitted distributions to holders of preferred stock to $1,000,000 and authorized Greystone’s stock repurchase plan not to exceed $1,000,000. On January 14, 2025, Greystone and IBC entered into a Third Amendment to the IBC Restated Loan Agreement, which limited repurchases of Greystone equity instruments to an aggregate amount not exceeding $1,000,000 through the period ended May 31, 2026. Effective February 5, 2026, the Revolving Loan was modified to extend the final maturity date to May 5, 2026. Effective April 28, 2026, the Revolving Loan was further modified to extend the maturity date to July 5, 2026. As discussed below, effective July 5, 2026, the Revolving Loan was further amended to extend the maturity date to February 5, 2027.

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

On July 5, 2026, Greystone and IBC entered into a Fifth Amendment to the IBC Restated Loan Agreement for the term loans and revolving loan. Under the Fifth Amendment, IBC waived existing covenant defaults and events of default related to specified financial covenants through the amendment date and suspended testing of certain financial covenants through November 30, 2026, after which covenant compliance testing resumes. The Fifth Amendment also extended the maturity date of the Revolving Loan from July 5, 2026 to February 5, 2027 and reduced the aggregate available borrowing to $3.5 million. In addition, the Fifth Amendment modified certain borrowing base and reporting requirements, imposed additional restrictions on capital expenditures and equity distributions, and expanded IBC’s collateral and guaranty support. All other material terms of the credit facility remain in effect. As of August 31, 2026, Greystone’s available revolving loan borrowing capacity was approximately $357,000.

The IBC Restated Loan Agreement is secured by a lien on substantially all assets of the Company. Warren F. Kruger, the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, provided a limited guaranty of the Borrowers’ obligations under the IBC Restated Loan Agreement. In connection with the Fifth Amendment described above, Warren F. Kruger’s prior limited guaranty was replaced with an unlimited guaranty and the Warren F. Kruger Trust also signed a new unlimited guaranty.

Note 7. LONG-TERM DEBT (cont.)

The IBC Restated Loan Agreement contains customary representations, warranties, and affirmative and negative covenants. Among other requirements, the Borrowers must maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum debt-to-EBITDA ratio of 3.00:1.00 at each fiscal quarter-end and year-end. The agreement also limits annual capital expenditures to $2.0 million, annual dividends and distributions to $1.0 million, and annual interest payments on related-party debt to $500,000. As of May 31, 2026, the Company was not in compliance with the financial covenants described above. Pursuant to the amendment dated July 5, 2026, IBC waived all existing covenant violations and suspended testing of the financial covenants through November 30, 2026. However, management has concluded that it is not probable the Company will be in compliance with the financial covenants when testing resumes. Accordingly, all outstanding long-term debt has been classified as current as of August 31, 2026.

Loan Agreement with First Interstate Bank, formerly Great Western Bank

On August 23, 2021, Greystone and First Interstate Bank entered into a loan agreement (the “FIB Loan Agreement”) in connection with certain prior loans and a mortgage loan to refinance certain land and buildings located in Bettendorf, IA.

The FIB Loan Agreement includes customary representations and warranties and affirmative and negative covenants which include (i) requiring the Borrowers to maintain a debt service coverage ratio of 1:25 to 1:00 as of the end of each fiscal year end and debt to tangible net worth ratio of 4:00 to 1:00 as of the end of each fiscal year end with a decrease of 0.50 in the ratio each year thereafter until reaching a minimum ratio of 3:00 to 1:00. In addition, the FIB Loan Agreement provides that Greystone shall not, without prior consent of the bank, incur or assume additional indebtedness or capital leases. The Company was not in compliance with required certain financial covenants as of May 31, 2026 and based on cross default provisions was not in compliance as of August 31, 2026, as such, all outstanding debt has been classified as current. As of the issuance date of these consolidated financial statements, FIB had not exercised its rights to accelerate the indebtedness

The FIB Loan Agreement is secured by a mortgage on one of Greystone’s warehouses.

Maturities

Due to the covenant violations existing at May 31, 2026, and expected noncompliance within the next twelve months, all outstanding long-term debt has been classified as current in the accompanying balance sheets.

Note 8. LEASES

Financing Leases

There was no outstanding liability for financing leases as of August 31, 2026 and May 31, 2026.

The production equipment under the non-cancelable financing leases is as follows:

	August 31,	May 31,
	2026	2026
Production equipment under financing leases	$24,431	$24,431
Less: Accumulated amortization	(24,431)	(24,431)
Production equipment under financing leases, net	$-	$-

Amortization of the carrying amount of $0 and $1,222 was included in depreciation and amortization expense for the three months ended August 31, 2026 and 2025, respectively.

Operating Leases

Greystone recognized a lease liability for each lease based on the present value of remaining minimum fixed rental payments, using a discount rate that approximates the rate of interest for a collateralized loan over a similar term. A right-of-use asset is recognized for each lease, valued at the lease liability. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on the consolidated statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. As of August 31, 2026, Greystone had two non-cancellable operating leases remaining for (i) two buildings owned by Greystone Real Estate, L.L.C. (GRE), a related party, on a ten year lease with a five year renewal option, which management has determined is reasonably certain to exercise, and a discount rate of 6.00%, escalating rent payments at 5% every 5 years and (ii) office space on a six year lease and a discount rate of 8.50%, entered into with a related party, Yorktown Management & Financial Services, LLC (“Yorktown”) (Note 6).

Note 8. LEASES (cont.)

The outstanding liability for right to use assets under operating leases is as follows:

	August 31,	May 31,
	2026	2026
Liability under operating leases	$4,785,433	$4,864,486
Less: Current portion	(331,469)	(323,977)
Long-term portion of liability under operating leases	$4,453,964	$4,540,509

Lease Summary Information

Lease summary information as of and for the three month period ending is as follows:

	August 31,	August 31,
	2026	2025
Lease Expense
Financing lease expense -
Amortization of right-of-use assets	$-	$1,222
Interest on lease liabilities	-	29
Operating lease expense	159,040	159,040
Short-term lease expense	366,874	387,873
Total	$525,914	$548,164

Other Information
Cash paid for amounts included in the measurement of lease liabilities for finance leases -
Operating cash flows	$-	$29
Financing cash flows	$-	$1,474
Cash paid for amounts included in the measurement of lease liabilities for operating leases -
Operating cash flows	$152,250	$152,250
Weighted-average remaining lease term (in years) -
Financing leases	N/A	0.4
Operating leases	10.6	11.5
Weighted-average discount rate -
Financing leases	N/A	3.00%
Operating leases	6.10%	6.10%

Note 8. LEASES (cont.)

Future minimum lease payments under non-cancelable leases as of August 31, 2026, are approximately:

Operating
Leases
Twelve months ending August 31, 2027	$611,230
Twelve months ending August 31, 2028	635,760
Twelve months ending August 31, 2029	635,760
Twelve months ending August 31, 2030	585,760
Twelve months ending August 31, 2031	560,760
Thereafter	3,457,630
Total future minimum lease payments	6,486,900
Less: Imputed interest	(1,701,467)
Present value of minimum lease payments	$4,785,433

Finance Obligation

April 23, 2026, the Company entered into an agreement with Robert B. Rosene, Jr., a member of the Company’s Board of Directors and the sole member of GRE, to sell certain commercial real estate located in Bettendorf, Iowa for proceeds of approximately $1.7 million. Simultaneously, the parties entered into a long-term lease agreement for continued use of the property. The non-cancellable five year lease agreement contains no extensions and requires initial monthly payments of $16,750, escalating annually by 2%. Pursuant to the purchase agreement, the Company retained an option to repurchase the property during the five-year period following the sale date. The repurchase price is the greater of the original purchase price or the property's then-current fair value as determined in accordance with the agreement.

Management evaluated the transaction under ASC 842 and concluded that the transfer of the property does not qualify for sale accounting. Accordingly, the transaction is accounted for as a financing obligation. The Company continues to recognize the underlying property within property, plant and equipment and recognizes a financial obligation for the proceeds received reflected on the statement of cash flows as financing activities. Payments made under the arrangement which totaled $50,250 for the three months ending August 31, 2026 were accounted for as payments of interest on the financing obligation. The effective interest rate of the financing was 12.35%.

At August 31, 2026, the carrying amount of the property subject to the arrangement was approximately $1.64 million and the related financing obligation was approximately $1.67 million, of which all was classified as long-term as the Company does not expect to exercise the repurchase option and thus fulfill the financial obligation within the next twelve months.

Note 9. DEFERRED REVENUE

Advances from customers pursuant to a contract for the sale of plastic pallets is recognized as deferred revenue. Revenue is recognized by Greystone as pallets are shipped to the customer. Revenue related to prior advances totaled $0 during the three months ended August 31, 2026 and 2025. The unrecognized balance of deferred revenue at both August 31, 2026 and May 31, 2026, was $22,964.

Note 10. REVENUE AND REVENUE RECOGNITION

Greystone’s principal product is plastic pallets produced from recycled plastic resin. During the three months ended August 31, 2026, the Company has seen a growth in an additional revenue stream related to bin processing for a related party, TriEnda Holdings, L.L.C. (Note 6); however, this service is not expected to be a material revenue source throughout fiscal year 2027. Pallet sales are primarily to customers in the continental United States of America. International pallet sales are made to customers in Canada, Mexico, and other Central America countries which totaled approximately $181,900 and $266,000 during the three months ended August 31, 2026 and 2025, respectively. Service revenue related to bin processing was approximately $940,000 and $0 during the three months ended August 31, 2026 and 2025, respectively.

Greystone’s pallet customers include stocking and non-stocking distributors and direct sales to end-user customers. During the three months ended August 31, 2026, the Company saw a shift in the nature of customer compared to the three months ended August 31, 2025 due to the loss of a major customer. Sales to the following categories of customers for the three months ended August 31, 2026 and 2025, respectively, were as follows:

	2026	2025
End-user customers	21%	75%
Distributors	79%	25%

Note 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

Cash, Accounts Receivable, and Accounts Payable: The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Debt: The carrying amount of notes with floating rates of interest approximate fair value. Fixed rate notes are valued based on cash flows using estimated rates of comparable notes. The carrying amounts reported on the consolidated balance sheets approximate fair value.

Note 12.  CONCENTRATIONS, RISKS, AND UNCERTAINTIES

Greystone derived approximately 42% and 63% of its total sales during the three months ended August 31, 2026 and 2025, respectively, from a limited number of customers, generally ranging from one to three.  Approximately 0% and 63% of the concentration for the three months ended August 31, 2026 and 2025, respectively, was derived from the lost major customer.  The loss of a material amount of business from these customers had a material adverse effect on Greystone. For the three months ended August 31, 2026 and 2025, one of Greystone’s related parties, TriEnda Holdings, L.L.C. (Note 6), accounted for approximately 18% and less than 1%, respectively, of total sales. As of August 31, 2026 and May 31, 2026, TriEnda Holdings, LLC, accounted for approximately 36% and 31%, respectively of accounts receivable.

Greystone is subject to litigation, claims, and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the Company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 13.  COMMITMENTS

As of August 31, 2026, Greystone had outstanding commitments totaling approximately $95,800 for the acquisition of equipment.

The Company has a $230,000 letter of credit required for insurance purposes.  In September 2026, the Company increased the letter of credit to $390,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Material Risks

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that Greystone expects, believes or anticipates will or may occur in the future, including decreased costs, securing financing, the profitability of Greystone, potential sales of pallets or other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q could be affected by any of the following factors: Greystone's prospects could be affected by changes in availability of raw materials, competition, rapid technological change and new legislation regarding environmental matters; Greystone may not be able to secure additional financing necessary to sustain and grow its operations; and a material portion of Greystone's business is and will be dependent upon a few large customers and there is no assurance that Greystone will be able to retain such customers. These risks and other risks that could affect Greystone's business are more fully described in Greystone's Annual Report on Form 10-K for the fiscal year ended May 31, 2026, which was filed with the Securities and Exchange Commission on August 31, 2026, as the same may be updated from time to time. Actual results may vary materially from the forward-looking statements. The results of operations for the three months ended August 31, 2026, are not necessarily indicative of the results for the fiscal year ending May 31, 2027. Greystone undertakes no duty to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

General to All Periods

The unaudited consolidated statements include Greystone Logistics, Inc., and its two wholly owned subsidiaries, Greystone Manufacturing, L.L.C. (“GSM”) and Plastic Pallet Production, Inc. (“PPP”). All material intercompany accounts and transactions have been eliminated.

Sales

Greystone's primary focus is to provide quality plastic pallets to its existing customers while continuing its marketing efforts to broaden its customer base. As part of its efforts to diversify its customer base and revenue streams, the Company has expanded its bin processing services during the three months ended August 31, 2026. Although demand for these services, the majority of which was from a related party, increased during the period, management does not currently expect bin processing revenues to constitute a material portion of consolidated revenues during fiscal year 2027. Greystone's existing customers are primarily located in the United States and engaged in the beverage, pharmaceutical and other industries. Greystone has generated, and plans to continue to generate, interest in its pallets by attending trade shows sponsored by industry segments that would benefit from Greystone's products. Greystone hopes to gain wider product acceptance by marketing the concept that the widespread use of plastic pallets could greatly reduce the destruction of trees on a worldwide basis. Greystone’s marketing is conducted through contract distributors, its President and other employees.

Personnel

Greystone had full-time equivalents of approximately 95 and 143 regular employees as of August 31, 2026 and 2025, respectively. With the reduction in the production schedule that began in fiscal year 2026, due to loss of a major customer, the Company has significantly reduced the temporary personnel service that previously provided additional production personnel on an as needed basis, prior to the reduction in production, at any point in time, the Company could have between 65-70 temporary employees. Full-time equivalent is a measure based on time worked.

Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

Sales

During the three months ended August 31, 2026, total sales decreased $5,411,485, or 50%. Sales decreased primarily due to reductions of approximately $6,800,000 from the lost major customer. This was offset by additional miscellaneous fluctuations among other existing customers, specifically a related party, TriEnda, with an increase in sales of approximately $950,000. No significant new or other lost customers were reported during the period.

A limited number of customers, generally ranging from one to three, one of which was a related party, accounted for approximately 42% and 63% of total sales during the three months ended August 31, 2026 and 2025, respectively. Greystone is not able to predict the future needs of these major customers and will continue its efforts to increase sales through the addition of new customers developed through Greystone’s marketing efforts.

Results of Operations (cont.)

Cost of Sales

The cost of sales for the three months ended August 31, 2026, was $6,099,892 or 115% of sales, compared to $10,229,018 or 95% of sales, for the three months ended August 31, 2025. The increase in the ratio of cost of sales to sales for the three months ended August 31, 2026, over the prior period was primarily the result of reduced production during the three months ended August 31, 2026, specifically, the Company capitalized less overhead costs as fewer pallets were produced due to loss of customers described above. Due to Greystone’s inflexible manufacturing costs, the gross profit margin is directly affected by variations in the quantity of plastic pallets produced.

Gross Profit (Loss)

Gross profit (loss) for the three months ended August 31, 2026, was $(778,804), or (15)% of sales, compared to $503,555, or 5% of sales, for the three months ended August 31, 2025. The principal reason for decrease in gross profit margin for the three months ended August 31, 2026, over the prior period was the decline in production as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,103,477, or 21% of sales, for the three months ended August 31, 2026 compared to $1,728,539, or 16% of sales, for the three months ended August 31, 2025, representing a decrease of $625,062. The decrease is primarily due to continued tight control of other expenses given the loss of a major customer.

Other Income (Expenses)

Other income, generally from interest income and the sale of scrap material, was $3,269 and $5,119 for the three months ended August 31, 2026 and 2025, respectively.

Interest expense was $281,843 for the three months ended August 31, 2026, compared to $229,829 for the three months ended August 31, 2025, representing an increase of $52,014. This increase is due to the increased borrowing on the revolving loan with International Bank of Commerce at August 31, 2026, compared to August 31, 2025 as well as the interest charges associated with the new finance obligation related to the failed sale-leaseback transaction.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes was $(398,140) and $350,672 for the three months ended August 31, 2026 and 2025, respectively. The significant change in provision primarily reflects an increase to the valuation allowance as management has determined that Greystone will not be able to realize the full effect of the deferred tax assets as of August 31, 2026. As a result, the current year provision reflects an expense associated with the increased allowance, whereas the prior year included income tax benefit associated with the pretax loss. The effective tax rate differs from federal statutory rates due principally to state income taxes, charges (income) which have no tax benefit (expense), and changes in the valuation allowance, and provision to return adjustments primarily attributable to fixed assets depreciation and lease accounting.

Based upon a review of its income tax filing positions, Greystone believes that its positions would be sustained upon an audit by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss

Greystone recorded net loss of $(2,558,995) for the three months ended August 31, 2026, compared to net loss of $(1,099,022) for three months ended August 31, 2025, primarily for the reasons discussed above.

Net Loss Attributable to Common Stockholders

The net loss attributable to common stockholders for the three months ended August 31, 2026, was $(2,558,995) or $(0.09) per share, compared to net loss attributable to common stockholders of $(1,099,022), or $(0.04) per share, for the three months ended August 31, 2025, primarily for the reasons discussed above.

Liquidity and Capital Resources

A summary of cash flows for the three months ended August 31, 2026, was as follows:

Cash provided by operating activities	$81,326
Cash used in investing activities	$(220,143)
Cash used in financing activities	$(12,565)

The contractual obligations and rents of Greystone as of August 31, 2026 were as follows:

		Less than
	Total	1 year	2-3 years	4-5 years	Thereafter
Revolving loan	$2,200,000	$2,200,000	$-	$-	$-
Long-term debt	$10,857,925	$2,031,396	$6,449,927	$2,376,602	$-
Operating leases	$6,486,900	$611,230	$1,271,520	$1,146,520	$3,457,630
Finance obligation	$944,124	$202,675	$417,594	$323,855	$-

Greystone had a working capital deficit of $(8,761,289) as of August 31, 2026.

Greystone’s principal debt obligations include a $3,500,000 revolving loan, subject to borrowing base limitations, and several term notes. Due to the covenant violations existing at May 31, 2026, and expected noncompliance within the next twelve months, all outstanding long-term debt has been classified as current in the accompanying balance sheets. To provide for the funding to meet Greystone's operating activities and contractual obligations as of August 31, 2026, Greystone will have to produce positive operating results or explore various options including additional long-term debt and equity financing. However, there is no guarantee that Greystone will continue to create positive operating results or be able to raise sufficient capital to meet these obligations.

A substantial portion of debt financing that Greystone has received through August 31, 2026, has been provided by loans or through bank loan guarantees from the officers and directors of Greystone. Greystone continues to be dependent upon its officers and directors to provide and/or secure additional financing and there is no assurance that its officers and directors will continue to do so, or that they will do so on terms that are acceptable to Greystone.

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

During fiscal year 2026, the Company lost a major customer, which represented a significant portion of consolidated revenues. This change is expected to impact future sales values and will reduce operating cash flows in both the current and subsequent periods. In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management. This will lead to decreased labor needs and the discontinued use of temporary labor. Management plans to make sales price adjustments in the future as necessary to correspond with current contribution margins. Management successfully negotiated with lenders to provide for interest‑only payments on certain debt obligations through December 31, 2026 as part of its liquidity management efforts. The revolving loan as well as the term loans are subject to certain financial covenants as well as cross default provisions. Greystone was not in compliance with certain financial covenants as of May 31, 2026. On July 5, 2026, the Company entered into a Fifth Amendment to its Amended and Restated Loan Agreement with International Bank of Commerce (“IBC”), pursuant to which IBC waived existing covenant violations through the amendment date and suspended testing of certain financial covenants through November 30, 2026. As of the issuance date of these consolidated financial statements, IBC had not exercised its rights to accelerate the indebtedness and the Company remained in compliance with the terms of the amended agreement. The Company continues to work with IBC regarding its future financing arrangements and covenant requirements. Management’s forecasts indicate that compliance with certain financial covenants upon the resumption of covenant testing may require additional amendments, waivers, or other accommodations from the lender. While IBC has waived specified covenant violations through the amendment date and suspended covenant testing through November 30, 2026, there can be no assurance that additional waivers or amendments, if needed, will be obtained on acceptable terms. Additionally, as of August 31, 2026, the Company is also in default related to term loans with First Interstate Bank and no waiver has been obtained. Therefore, all of the long term debt has been classified as current.

Liquidity and Capital Resources (cont.)

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

Off-Balance Sheet Arrangements

As of August 31, 2026, the Company had an outstanding letter of credit for $230,000 for insurance purposes.  Greystone does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Greystone believes that the following critical policies affect Greystone’s more significant judgments and estimates used in preparation of Greystone’s consolidated financial statements.

General

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern Assessment

The Company evaluates, at each reporting period, whether conditions or events raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation requires significant management judgment and involves the consideration of numerous factors, including operating results, liquidity, working capital levels, debt maturities, compliance with debt covenants, forecasted cash flows, anticipated capital raising activities, and other financing arrangements.

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

Income Taxes (cont.)

A deferred tax asset is recognized for tax-deductible temporary differences and operating losses using the applicable enacted tax rate. In assessing the realizability of deferred tax assets, management considers the likelihood of whether it is more likely than not the net deferred tax asset will be realized. Based on this evaluation, management will provide a valuation allowance if it is determined more likely than not the associated asset will not be recognized. Management has determined that as of August 31, 2026, Greystone will not be able to realize the full effect of the deferred tax assets so a valuation allowance of $2,452,066 has been recorded. As of May 31, 2026, a valuation allowance of $1,757,711 was recorded. As of August 31, 2026 and May 31, 2026, there was approximately $350,000 of prepaid tax expenses related to fiscal year 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Greystone carried out an evaluation under the supervision of and with the participation of Greystone’s management, including Greystone’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Greystone's disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on an evaluation as of August 31, 2026, our management concluded that Greystone’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective as of August 31, 2026, as a result of a weakness in the design of internal controls over financial reporting identified below.

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

●	The Company has not properly identified or accounted for multiple significant equity transactions, requiring significant reclassifications to equity.

During the three months ended August 31, 2026, there were no changes in Greystone's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect Greystone's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Clawback Policy Disclosure

During the quarter ended August 31, 2026, the Company did not identify any accounting restatements that would trigger a recovery of incentive-based compensation under its clawback policy adopted pursuant to Rule 10D-1 of the Securities Exchange Act of 1934. Accordingly, no recoveries were made during the period. The Company has performed a recovery analysis in accordance with its clawback policy and determined that no incentive-based compensation was subject to recovery during the applicable period.

Cybersecurity Incident Disclosure

During the quarter ended August 31, 2026, the Company did not identify any material cybersecurity incidents. The Company continues to monitor and manage cybersecurity risks through its established governance and risk management framework.

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

GREYSTONE LOGISTICS, INC.
(Registrant)

Date: October 15, 2026	/s/ Warren F. Kruger
Warren F. Kruger, President, Chief
Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer)